Form 10-K
period 2023-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2024-02-29
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
to §240.10D-1(b).

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒

	Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2023	June 30, 2023	February 15, 2024
Hawaiian Electric Industries, Inc. (Without Par Value)	$3,967,939,884	109,611,599	110,151,798
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	None	17,854,278	17,854,278

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

Selected sections of Proxy Statement of HEI for the 2024 Annual Meeting of Shareholders to be filed-Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Hawaiian Electric makes no representations as to any information not relating to it or its subsidiaries.

i

GLOSSARY OF TERMS
Defined below are certain terms used in this report:

Terms	Definitions

ABOs	Accumulated benefit obligations
ACL	Allowance for credit losses as determined under the credit loss standard (ASU No. 2016-13, adopted by the Company on January 1, 2020), which requires the measurement of lifetime expected credit losses for financial assets held at the reporting date (based on historical experience, current conditions and reasonable and supportable forecasts)
AES Hawaii	AES Hawaii, Inc.
AFS	Available-for-sale
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
APBO	Accumulated postretirement benefit obligation
ARA	Annual revenue adjustment
AROs	Asset retirement obligations
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
Btu	British thermal unit
CBRE	Community-based renewable energy
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Company	When used in Hawaiian Electric Industries, Inc. sections and in the Notes to Consolidated Financial Statements, “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; and Pacific Current, LLC and its subsidiaries (listed under Pacific Current).
When used in Hawaiian Electric Company, Inc. sections, “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consolidated Financial Statements	HEI’s or Hawaiian Electric’s Consolidated Financial Statements, including notes, in Item 8 of this Form 10-K
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CSSM	Collective Shared Savings Mechanism
D&O	Decision and order from the PUC
DBF	State of Hawaii Department of Budget and Finance
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended
EPA	Environmental Protection Agency - federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERL	Environmental Response Law of the State of Hawaii
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
ESM	Earnings Sharing Mechanism
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank

GLOSSARY OF TERMS (continued)

Terms	Definitions

FICO	Fair Isaac Corporation
Fitch	Fitch Ratings, Inc.
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GCOD	Guaranteed commercial operation date
GHG	Greenhouse gas
Gramm Act	Gramm-Leach-Bliley Act of 1999
GSPA	Grid Services Purchase Agreement
GWh	Gigawatt-hour/s (as applicable)
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of Pacific Current
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc.

Hawaiian Electric’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC.
HEI’s 2024 Proxy Statement	Selected sections of Proxy Statement for the 2024 Annual Meeting of Shareholders of Hawaiian Electric Industries, Inc. to be filed after the date of this Form 10-K and not later than 120 days after December 31, 2023, which are incorporated in this Form 10-K by reference
HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
HSFO	High sulfur fuel oil
HTM	Held-to-maturity
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
Kaʻieʻie Waho	Kaʻieʻie Waho Company, LLC, a subsidiary of Pacific Current
Kalaeloa	Kalaeloa Partners, L.P.
kW	Kilowatt/s (as applicable)
kWh	Kilowatt-hour/s (as applicable)
LIBOR	London Inter-Bank Offered Rate
LMI	Low-to-moderate income
LSFO	Low sulfur fuel oil
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
MWh	Megawatt-hour/s (as applicable)
NA	Not applicable
NII	Net interest income

GLOSSARY OF TERMS (continued)

Terms	Definitions

NPBC	Net periodic benefits costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
OTS	Office of Thrift Supervision, Department of Treasury
Pacific Current
Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC, Kaʻaipuaʻa, LLC, Upena, LLC and Mahipapa, LLC

PBO	Projected benefit obligation
PBR	Performance-based regulation
PCB	Polychlorinated biphenyls
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
PV	Photovoltaic
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
RFPs	Request for proposals
RHI	Renewable Hawaii, Inc., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
RPS	Renewable portfolio standards
S&P	S&P Global Ratings
SAIDI	System Average Interruption Duration Index
SAIFI	System Average Interruption Frequency Index
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference (or means refer to the referenced section in this document or the referenced exhibit or other document)
SLHCs	Savings & Loan Holding Companies
SOFR	Secured Overnight Financing Rate
SPRBs	Special Purpose Revenue Bonds
SSM	Shared Savings Mechanism
state	State of Hawaii
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
ULSD	Ultra-low sulfur diesel
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:
•the impact of the Maui windstorm and wildfires including the potential liabilities from the many lawsuits filed against the Company and potential regulatory penalties which may result in significant costs that may be unrecoverable (or not reimbursed on a timely basis) through insurance and/or rates;
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
v

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
•the continued ability of the Company and the Utilities to access the credit and capital markets (e.g., to obtain commercial paper and other short-term and long-term debt financing, including lines of credit, and, in the case of HEI, to issue common stock) under volatile and challenging market conditions, and the potential higher cost of such financings, if available;
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
•the ability of the Utilities to recover increasing or additional costs and earn a reasonable return on capital investments not covered by the ARA, while providing the customer dividend required by performance-based regulation (PBR);
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
•unanticipated changes from the expected discontinuance of London Inter-Bank Offered Rate (LIBOR) and the transition to an alternative reference rate, which may include adverse impacts to the Company’s cost of capital, loan portfolio and interest income on loans;
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

PART I
ITEM 1.    BUSINESS
HEI Consolidated
HEI and subsidiaries and lines of business.  HEI is a holding company with its subsidiaries principally engaged in electric utility, banking, and non-regulated renewable/sustainable infrastructure businesses operating in the State of Hawaii. As a holding company with no significant operations of its own, HEI’s sources of funds are dividends or other distributions from its operating subsidiaries, borrowings, and sales of equity. The rights of HEI and its creditors and shareholders to participate in any distribution of the assets of any of HEI’s subsidiaries are subject to the prior claims of the creditors and preferred shareholders of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized as primary. The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions (see Note 15 of the Consolidated Financial Statements). HEI is headquartered in Honolulu, Hawaii and has three reportable segments—Electric utility, Bank, and Other.
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
Bank. ASB is one of the largest financial institutions in the State of Hawaii (based on total assets), with assets totaling approximately $9.7 billion as of December 31, 2023. ASB provides a wide array of banking and other financial services to Hawaii consumers and businesses. See also “Bank” section below.
Other. The “Other” segment is composed of HEI’s corporate-level operating, general and administrative expenses and the results of Pacific Current, LLC (Pacific Current). Pacific Current was formed in September 2017 to focus on investing in non-regulated clean energy and sustainable infrastructure in the State of Hawaii to help reach the state’s sustainability goals. See also “Electric utility—Hawaii Electric Light firm capacity PPAs” section below and Note 4 of the Consolidated Financial Statements for additional information on Pacific Current activities. The “Other” segment also includes ASB Hawaii, Inc. (ASB Hawaii) (a holding company), which owns ASB.
Additional information.  For additional information about HEI, see HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements.
The Company’s website address is www.hei.com, where annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports (last 10 years) are made available free of charge in the Investor Relations section as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC (and available at the SEC’s website at www.sec.gov). The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K unless, and except to the extent, specifically incorporated herein by reference. HEI and Hawaiian Electric intend to continue to use HEI’s website as a means of disclosing additional information. Accordingly, investors should routinely monitor such portions of HEI’s website, in addition to following HEI’s, Hawaiian Electric’s and ASB’s press releases, SEC filings and public conference calls and webcasts. Investors may also wish to refer to the PUC website at hpuc.my.site.com/cdms/s/ in order to review documents filed with and issued by the PUC. No information at the PUC website is incorporated herein by reference, and the Company has no control over its accuracy or completeness.
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
HEI is subject to an agreement entered into with the PUC (the PUC Agreement) which, among other things, requires PUC approval of any change in control of HEI. The PUC Agreement also requires HEI to provide the PUC with periodic financial information and other reports concerning intercompany transactions and other matters. It also prohibits the electric utilities from loaning funds to HEI or its nonutility subsidiaries and from redeeming common stock of the electric utility subsidiaries without PUC approval. Further, the PUC could limit the ability of the electric utility subsidiaries to pay dividends on their common stock. See also Note 15 of the Consolidated Financial Statements and “Electric utility—Regulation” below.
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

HEI and ASB Hawaii are subject to Federal Reserve Board (FRB) regulation, supervision and reporting requirements as savings and loan holding companies. As a result of the enactment of the Dodd-Frank Act, supervision and regulation of HEI and ASB Hawaii, as thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the Office of the Comptroller of the Currency (OCC) in July 2011. In the event the OCC has reasonable cause to believe that any activity of HEI or ASB Hawaii constitutes a serious risk to the financial safety, soundness or stability of ASB, the OCC is authorized to impose certain restrictions on HEI, ASB Hawaii and/or any of their subsidiaries. Possible restrictions include precluding or limiting: (i) the payment of dividends by ASB; (ii) transactions between ASB, HEI or ASB Hawaii, and their subsidiaries or affiliates; and (iii) any activities of ASB that might expose ASB to the liabilities of HEI and/or ASB Hawaii and their other affiliates. See also Note 15 of the Consolidated Financial Statements.
The Gramm-Leach-Bliley Act of 1999 (Gramm Act) permitted banks, insurance companies and investment firms to compete directly against each other, thereby allowing “one-stop shopping” for an array of financial services. Although the Gramm Act further restricted the creation of so-called “unitary savings and loan holding companies” (i.e., companies such as HEI whose subsidiaries include one or more savings associations and one or more nonfinancial subsidiaries), the unitary savings and loan holding company relationship among HEI, ASB Hawaii and ASB is “grandfathered” under the Gramm Act so that HEI and its subsidiaries will be able to continue to engage in their current activities so long as ASB maintains its qualified thrift lender (QTL) status test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2023; however, the failure of ASB to satisfy the QTL test in the future could result in a need for HEI to divest ASB. Under the Gramm Act, any proposed sale of ASB would have to satisfy applicable statutory and regulatory requirements and potential acquirers of ASB would most likely be limited to companies that are already qualified as, or capable of qualifying as, either a traditional savings and loan association holding company or a bank holding company, or as one of the authorized financial holding companies permitted under the Gramm Act.
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
Human Capital Resources.
Employees.  The Company had total and full-time employees as follows:

December 31	2023		2022		2021
	Total	Full-time	Total	Full-time	Total	Full-time
	employees	employees	employees	employees	employees	employees
HEI[1]	75	75	79	79	49	49
Hawaiian Electric and its subsidiaries	2,654	2,564	2,605	2,511	2,504	2,469
ASB	977	958	1,072	1,050	1,096	1,079
	3,706	3,597	3,756	3,640	3,649	3,597
1 Includes Pacific Current. The increase in employees from 2021 is related to Pacific Current’s acquisition of a closed-loop biomass plant in 2022.
The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. The Utilities target compensation at market rates, and due to the significant increase in competitive market pay for linemen over the past few years, provided an 11.4% market rate adjustment and a 4% annual incentive effective February 1, 2024. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement. On January 26, 2024, a new three-year contract was ratified and will be in effect from November 1, 2024 through October 31, 2027. The contract provides for a 3% general wage increase in each year of the three-year contract, double time for callouts, and a 1% incentive payment upon achievement of specified objectives.
Diversity & inclusion. Diversity and inclusion are essential to the continued success of the Company. The Company values gender, religious beliefs, race, marital status, ethnicity, parental status, age, education, physical and mental ability, socio-economic status, sexual orientation, occupation, language, geographic location, and many more components. The Company believes an inclusive culture encourages collaboration, excellence and innovation, and helps guide the Company’s decision-making and its ability to meet its customers’ and community’s needs. Operating exclusively in Hawaii, one of the most racially diverse states* in the U.S., the Company believes it is important that its workforce reflects this diversity.
The demographic information below is disaggregated by the sex/gender and race of all employees, including those on long-term leave, and part-time and temporary status.
*World Population Review: Most Diverse States 2024 (worldpopulationreview.com)
Diversity representation

	HEI[5]		Hawaiian Electric		ASB
	Female	Racially diverse[1]	Female	Racially diverse[1]	Female	Racially diverse[1]
Executives[2]	44.4%	55.6%	28.6%	57.1%	44.4%	77.8%
Leaders[3]	61.5%	92.3%	29.2%	83.7%	64.5%	84.7%
All workforce[4]	52.0%	89.3%	29.2%	89.8%	65.9%	89.0%
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
5 Includes Pacific Current and Mahipapa LLC employees

Racial composition		Diversity-All workforce
	Hawaii[1]	HEI[2]	Hawaiian Electric	ASB
White	20.7%	10.7%	10.2%	11.0%
Asian	34.6%	54.7%	50.3%	59.2%
Black	1.6%	1.3%	0.7%	0.6%
Hispanic	11.1%	0.0%	4.1%	5.9%
Native Hawaiian or other Pacific Islander	9.3%	21.3%	12.3%	13.6%
American Indian or Alaska Native	0.1%	1.3%	0.3%	—%
Two or more races	22.1%	10.7%	22.1%	9.6%
1 Source: 2022 U.S. Census Bureau American Community Survey 1-Year Estimate
2 Includes Pacific Current and Mahipapa LLC employees

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
Hawaiian Electric. Hawaiian Electric offers Hawaiian Electric and HEI holding company employees skills and professional training programs, including leadership development courses, employee development courses, technical training, apprenticeship programs, operational, environmental compliance, cybersecurity awareness and required safety training. Hawaiian Electric also offers tailored leadership development programs, including supervisor training to transition new supervisors to critical operational, administrative, and leadership roles as well as leadership and employee assessments geared to improve productivity and effectiveness in the workplace. Leadership development metrics are included in executive and management incentive plans. Learning and development initiatives align with individual and organizational performance, and are reinforced in the annual performance evaluation process. Ongoing leadership succession planning ensures the identification and development of successors, high potential individuals, and nurtures a leadership pipeline.
ASB. ASB invests in continuous training and development of its employees. Curriculum includes technical banker training programs that cover all aspects of banking laws, banking operations, new product and service offerings, legal and regulatory compliance and company procedures and ethics. The Bank delivers financial education, empowering employees to provide valuable customer guidance. ASB offers opportunities for all employees to grow and build their careers, through a multitude of professional training and leadership topics, including Communicating with Confidence, Managing Conflict, Emotional Intelligence, and Respect in the Workplace. ASB further invests in leadership development through targeted programs, designed to enhance leadership skills and broaden knowledge of the banking industry. These include Leading the ASB Way which is required for all newly hired/promoted leaders, and Leadership Academy, a robust 12-15 month cohort program for well-established leaders. Offerings are delivered across various learning modalities including classroom instruction, small group discussions, online resources, and on-the-job application. ASB’s focus on meaningful growth and development opportunities positions the Bank to recruit and retain top talent.
Safety and health. As a core value, the Company strives to create workplace environments that prioritize the physical and emotional well-being of its employees. For the Utility, safety is of paramount importance due to the inherent risks involved in certain aspects of its operations and the critical role the Utility plays in maintaining the electrical grid for the State of Hawaii.
Hawaiian Electric. Hawaiian Electric is committed to maintaining a strong safety culture. Due to the intrinsic nature of its operations, safety is part of Hawaiian Electric’s DNA. Management proactively assumes the responsibility of providing visible leadership and strategic direction for the health and safety management system and programs in their area of oversight. This leadership and direction are instrumental to building and sustaining a resilient safety culture and drive continual safety improvement. Allocating adequate resources to enable seamless implementation of safety programs and holding leaders accountable for the implementation of safety programs and resulting health and safety performance are a strategic requirement. This commitment is shown in the Executive compensation which is tied to the achievement of recordable incidents and lost workdays targets. These targets reward improvements in workplace safety, promote employee well-being, and contribute to long-term expense reductions. Hawaiian Electric promotes a safety culture that aims for zero incidents, with every employee taking ownership of their own safety, as well as that of their co-workers, contractors, and the public. More information on such targets is available in HEI’s annual proxy statement.
Hawaiian Electric is creating a culture of total well-being to support its employees from hire to retire and beyond by instituting best practices and advancing wellness as a business strategy. Some of the programs and benefits that foster employees’ total well-being include emotional, physical, occupational, social, spiritual, intellectual, environmental and financial. These programs include access to an extensive Employee Assistance Program for employees and their family members, participation in various community charity walks, wellness related trainings and resources, an onsite vaccination program, preventive screenings, a wide variety of corporate wellness activities, gym and group fitness discounts, and financial wellness classes.
ASB. ASB is committed to supporting the continued health and safety of its employees through a holistic approach that focuses on various aspects of wellness including nutrition, fitness, mindfulness and finances. ASB encourages participation in the program through various physical challenges and community charity walks. ASB also offers outdoor and virtual fitness classes, including high intensity interval training and yoga. ASB’s employees can participate in a program which allows them to enjoy national fitness center chains or workout in their homes at a reduced price. To further support ASB’s employees’ well-being, ASB rewards everyone who completes an annual preventative health screening with a Wellness Holiday, offers a robust employee assistance program, and provides many family-friendly benefits, including generous and gender-neutral parental leave.

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
    In 2023, the electric utilities’ revenues and net income amounted to approximately 89% and 97% respectively, of HEI’s consolidated revenues and net income, compared to approximately 91% and 78% in 2022 and approximately 89% and 72% in 2021, respectively.
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
Climate change action plan. In 2021, the Utilities set an aggressive goal to cut carbon emissions from power generation 70% by 2030, compared with 2005 levels. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and independent power producers (IPPs) who sell electricity to the Utilities. In addition, the Utilities have committed to achieving net zero carbon emissions from power generation by 2045 or sooner. These commitments are aligned with the Intergovernmental Panel on Climate Change recommendation of no more than 1.5°C average global warming to avoid potentially devastating climate events.
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
•    Creating innovative programs that provide customers incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night

Since the time the 2030 goal was established, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies related to solar panel imports, have slowed the pace of progress toward reducing greenhouse gas (GHG) emissions. The downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires is anticipated to be an additional impediment to completion of new renewable energy and storage projects. As a result of these challenges, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s RPS goals.
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

Sales of electricity.

Years ended December 31	2023		2022		2021
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
Hawaiian Electric	309,631	$2,324,044	306,978	$2,422,232	308,721	$1,772,183
Hawaii Electric Light	89,477	458,157	88,757	479,566	88,103	375,775
Maui Electric	72,497	443,017	73,933	464,823	73,788	359,648
	471,605	$3,225,218	469,668	$3,366,621	470,612	$2,507,606
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
On December 23, 2020, the PUC issued a D&O in Phase 2 of the PBR proceeding, establishing the PBR Framework for the Utilities. The PBR Framework includes, among other matters, a five-year multi-year rate plan with an index-driven annual revenue adjustment (ARA), which replaces the RAM, modification of the MPIR mechanism (renamed Exceptional Project Recovery Mechanism (EPRM)) to include deferred and operation and maintenance (O&M) expense projects and to permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service, and continuation of (i) the revenue balancing account, (ii) the pension and other postretirement benefit tracking mechanisms, and (iii) energy cost recovery clause, purchased power adjustment clause, and other recovery mechanisms. See “Commitments and contingencies-Regulatory proceedings-Performance-based regulation framework” in Note 4 of the Consolidated Financial Statements.

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

Seasonality.  kWh sales of the Utilities follow a seasonal pattern, but they do not experience extreme seasonal variations experienced by some electric utilities on the U.S. mainland. In Hawaii, kWh sales tend to increase in the warmer, more humid months as a result of increased demand for air conditioning, and with cloudy and rainy weather due to lower production by privately owned customer photovoltaic (PV) systems. In 2023, kWh sales decreased compared to the prior year due to impacts from the Maui windstorm and wildfires. In addition, the continued adoption of energy efficiency measures and distributed energy resources contributed to the reduction in kWh sales.
Significant customers.  The Utilities derived approximately 12%, 12% and 11% of their operating revenues in 2023, 2022 and 2021, respectively from the sale of electricity to various federal government agencies. Hawaiian Electric continues to work with various federal agencies to implement measures that will help them achieve their energy efficiency, resilience and clean energy objectives.

Selected consolidated electric utility operating statistics.

Years ended December 31	2023	2022	2021	2020	2019
MWh sales (thousands)
Residential	2,342.1	2,415.2	2,491.6	2,525.4	2,439.3
Commercial	2,586.7	2,628.8	2,572.5	2,456.0	2,793.0
Industrial	3,273.5	3,295.7	3,174.3	3,118.0	3,467.2
Other	24.4	14.3	22.7	20.8	40.5
	8,226.7	8,354.0	8,261.1	8,120.2	8,740.0
MWh net generated and purchased (thousands)
Net generated	5,343.0	5,011.9	4,501.0	4,629.2	4,972.7
Purchased	3,271.2	3,750.4	4,153.7	3,896.2	4,168.6
	8,614.2	8,762.3	8,654.7	8,525.4	9,141.3
MWh customer-sited solar (thousands)	1,585.5	1,522.4	1,418.0	1,325.8	1,224.6
RPS (%)[1]	33.3	31.8	38.4	34.5	28.4
Losses and system uses (%)	4.2	4.4	4.3	4.5	4.2
Energy supply (December 31)
Net generating capability—MW	1,739	1,738	1,738	1,737	1,737
Firm and other purchased capability—MW2	362	362	540	517	517
	2,101	2,100	2,278	2,254	2,254
Net peak demand—MW3	1,447	1,467	1,471	1,471	1,601
Btu per net kWh generated	11,102	10,941	10,988	10,834	10,860
Average fuel oil cost per MBtu (cents)	2,060.0	2,310.9	1,305.4	1,028.7	1,337.6
Customer accounts (December 31)
Residential	416,072	413,744	414,713	412,484	409,689
Commercial	54,060	54,416	54,373	54,035	54,233
Industrial	702	696	698	694	700
Other	771	812	828	826	844
	471,605	469,668	470,612	468,039	465,466
Electric revenues (thousands)
Residential	$1,028,415	$1,069,974	$843,655	$770,135	$791,398
Commercial	1,029,927	1,077,521	802,878	708,180	829,000
Industrial	1,156,909	1,211,242	853,293	754,775	884,722
Other	9,967	7,884	7,780	6,440	11,915
	$3,225,218	$3,366,621	$2,507,606	$2,239,530	$2,517,035
Average revenue per kWh sold (cents)	39.21	40.30	30.35	27.58	28.80
Residential	43.91	44.30	33.86	30.50	32.44
Commercial	39.82	40.99	31.21	28.83	29.68
Industrial	35.34	36.75	26.88	24.21	25.52
Other	40.79	55.24	34.19	31.01	29.39
Residential statistics
Average annual use per customer account (kWh)	5,628	5,821	6,022	6,145	5,967
Average annual revenue per customer account	$2,471	$2,579	$2,039	$1,874	$1,936
Average number of customer accounts	416,177	414,910	413,725	410,973	408,768
1.In July 2022, Governor Ige signed Act 240 (H.B.2089), which amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology.
2 Puna Geothermal Venture (PGV) with 34.6 MW of firm capacity went offline due to lava flow on Hawaii Island in May 2018, but returned to service in the first quarter of 2021 and is currently providing 25.7 MW. Additionally, AES Hawaii provided 180 MW of firm capacity from its coal-fired cogeneration plant. The purchase power agreement expired on September 1, 2022 and was not renewed. The AES Hawaii coal plant has ceased operations.
3 Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.  The following table contains certain generation statistics as of and for the year ended December 31, 2023. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Hawaiian Electric	Hawaii Electric Light	Maui Electric
	Island of Oahu	Island of Hawaii	Island of Maui	Island of Lanai	Island of Molokai	Total
Net generating and firm purchased capability (MW) as of December 31, 2023[1]
Conventional oil-fired steam units	999.5	50.1	35.9	—	—	1,085.5
Diesel internal combustion engine	—	29.5	98.6	9.4	9.8	147.3
Simple-cycle combustion turbines	230.8	46.3	—	—	2.2	279.3
Dual train combined-cycle unit	—	56.3	113.6	—	—	169.9
Biodiesel internal combustion engine	57.4	—	—	—	—	57.4
Firm contract power[2]	276.5	85.7	—	—	—	362.2
	1,564.2	267.9	248.1	9.4	12.0	2,101.6
Net peak demand (MW)[3]	1,060.0	187.3	187.9	6.0	5.8	1,447.0
Reserve margin	47.5%	43.0%	34.6%	56.7%	106.9%	45.2%
Annual load factor	69.0%	67.6%	62.6%	66.7%	61.2%	68.0%
MWh net generated and purchased (thousands)	6,409.3	1,108.7	1,030.1	35.1	31.1	8,614.3
1Hawaiian Electric units at normal ratings; Hawaii Electric Light and Maui Electric units at reserve ratings.
2Nonutility generators - Hawaiian Electric: 208 MW (Kalaeloa Partners, L.P., oil-fired) and 68.5 MW (HPOWER, refuse-fired); Hawaii Electric Light: 60 MW (Hamakua Energy, oil-fired). Hawaii Electric Light also has a firm capacity PPA with PGV for 34.6 MW that went offline due to lava flow on Hawaii Island since May 2018, but returned to service with firm capacity in the first quarter of 2021. PGV’s current capability of 25.7 MW has been incorporated into the utility’s firm contract power capability as of December 31, 2023.
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
In addition to the firm capacity PPAs described below, the electric utilities also purchase energy on an as-available basis directly from nonutility generators and through its Feed-In Tariff programs, as well as through renewable dispatchable generation power purchase agreements. The electric utilities also receive renewable energy from customers under its Net Energy Metering and Customer Grid Supply programs.
The PUC has allowed rate recovery for the firm capacity and purchased energy costs for the electric utilities’ approved firm capacity and as-available energy PPAs.
Hawaiian Electric firm capacity PPAs.  Hawaiian Electric currently has two major firm capacity PPAs that provide a total of 276.5 MW of firm capacity, representing 18% of Hawaiian Electric’s total net generating and firm purchased capacity on the Island of Oahu as of December 31, 2023.
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
Hawaii Electric Light firm capacity PPAs.  Hawaii Electric Light has two major firm capacity PPAs that provide a total of 85.7 MW of firm capacity, representing 32% of Hawaii Electric Light’s total net generating and firm purchased capacity on the Island of Hawaii as of December 31, 2023.
In October 1997, Hawaii Electric Light entered into an agreement with Encogen, which was succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement requires Hawaii Electric Light to purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle facility consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines, which primarily burns naphtha (a mixture of liquid hydrocarbons) and, starting in late 2019, biodiesel (comprising approximately 24% of HEP’s fuel mix in 2023). In November 2017, Hamakua Energy, an indirect subsidiary of HEI, purchased the plant from HEP.
Hawaii Electric Light has a 35-year PPA, as amended, with Puna Geothermal Venture (PGV) for 34.6 MW of firm capacity from its geothermal steam facility, which will expire on December 31, 2027. However, the PGV facility went offline in May 2018 due to lava flow on Hawaii Island. In March 2019, Hawaii Electric Light entered into a Rebuild Agreement with PGV, which sets forth the parties’ respective responsibilities associated with restoration of the facility. The Rebuild Agreement shall govern the terms until PGV becomes fully operational. PGV returned to service at a level providing limited output without firm capacity in the fourth quarter of 2020 and is currently providing 25.7 MW of capacity. In December 2019, Hawaii Electric Light entered into an Amended and Restated PPA (ARPPA) with PGV to, among other things, extend the term by 25 years to 2052 and expand the firm capacity capable of being delivered to 46 MW. The ARPPA was approved by the PUC subject to certain conditions on December 29, 2023. See “New renewable PPAs” in the “Developments in renewable energy efforts” section in Hawaiian Electric’s MD&A.
Maui Electric firm capacity PPAs.  Maui Electric currently has no firm capacity PPAs.
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
See “Fuel contracts” in Hawaiian Electric’s MD&A.
The following table sets forth the average cost of fuel oil used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to generate electricity in 2023, 2022 and 2021:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2023	127.45	2,051.1	124.04	2,063.7	124.86	2,101.1	126.76	2,060.0
2022	144.63	2,339.5	131.36	2,183.4	135.39	2,274.5	141.49	2,310.9
2021	79.10	1,275.9	80.52	1,333.9	83.45	1,404.0	80.06	1,305.4

The average per-unit cost of fuel oil consumed to generate electricity for Hawaiian Electric, Hawaii Electric Light and Maui Electric reflects a different volume mix of fuel types and grades as follows:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric
	% LSFO	% Biodiesel/Diesel	% HSFO	% Diesel	% HSFO	% Diesel
2023	92	8	35	65	22	78
2022	93	7	36	64	24	76
2021	93	7	41	59	22	78
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
The Utilities estimate that 74% of the net energy they generate will come from fossil fuel oil in 2024 compared to 75% in 2023. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaii Electric Light and Maui Electric generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both HSFO and diesel. The PPA with Hamakua Energy requires that it maintains certain minimum fuel inventory levels.
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
See “Utility projects” under “Commitments and contingencies” in Note 4 of the Consolidated Financial Statements.
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
Electrification of Transportation. In June 2018, the PUC initiated a proceeding to review the Utilities’ Electrification of Transportation (EoT) Strategic Roadmap, which provided an economic analysis for light duty electric vehicles on the island of Oahu, Maui and Hawaii. In July 2019 the Utilities filed a study analyzing data regarding the critical backbone for electric vehicle charging needs in their service territories. In October 2019, the Utilities filed their EoT Workplan, establishing a schedule to continue implementation of the EoT roadmap with a focus on EV rate design and make-ready charging infrastructure in the near-term. The Utilities followed through on the EoT Workplan in 2020, with three filings: the electric bus make ready infrastructure pilot, Charge Ready Hawaii commercial infrastructure pilot, and two commercial EV rates, EV-J and EV-P. The electric bus make ready infrastructure pilot, EV-J and EV-P, and Charge Ready Hawaii commercial infrastructure pilot were approved by the PUC on May 7, 2021, December 30, 2021 and January 24, 2022, respectively, and launched in the first and fourth quarters of 2022. In August 2020, the Utilities committed to electrifying 100% of its class 1 vehicles (sedans, SUVs and light trucks) by 2035. The Utilities launched the Smart Charge Hawaii Telematics pilot in May 2023 and are currently acquiring participants and collecting data. The Utilities operate 32 public DC fast chargers (DCFC) as part of the EV-U pilot and EV-MAUI tariff. They filed a request in the fourth quarter of 2021 to expand and make permanent the public charging pilot with an additional 150 DCFCs and 150 level 2 charging stations at 75 locations. In December 2023, the Utilities filed their supplemental reply statement of position and the request is ready for decision making. On January 11, 2024, the Federal Highways Administration announced that Hawaii was not awarded grants for the fiscal year 2022-2023 Charging and Fueling Infrastructure Program funds, which the Utilities applied for in partnership with Hawaii Department of Transportation.

Renewable Portfolio Standards. In 2015, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS since 2014 (only electrical generation using renewable energy as a source counts). In July 2022, Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. For example, the 2022 RPS achieved under the revised RPS calculation would have been 39.1% under the prior method versus 31.8% under the revised method. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones; however, the Utilities expect to continue to meet the RPS milestones under the amended RPS law to exceed the 2030 RPS requirement of 40%. The ability of the Utilities to meet RPS milestones after 2030 may be impacted by the Utilities’ current credit ratings. In 2023, the Utilities’ RPS was 33.3%.
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
In December 2018, the PUC established a set of requirements governing transactions and sharing of information between the Utilities and its affiliates (Affiliate Transaction Requirements, ATRs), which was subsequently modified and clarified in January 2019 following the Utilities’ motion for reconsideration. The PUC stated the intent of the ATRs is to establish safeguards to avoid potential market power benefits and cross-subsidization between regulated and unregulated activities. The requirements include rules on interactions with affiliates, information handling, business development, political activities, promotional activities, sales of products and services, and employee sharing restrictions. The ATRs include implementing an internal code of conduct, a compliance plan, including policies and procedures to comply with the requirements, and having an audit conducted every three years that examines the compliance with the requirements. Penalties for non-compliance depend on the severity of the violation, and can range from daily fines to divestiture of the Utilities by the holding company. On January 26, 2023, the PUC approved the Utilities’ internal code of conduct. The PUC also directed the Utilities to make language changes to parts of the Utilities’ 2023 Compliance Plan. On May 24, 2023, the Utilities filed a brief with the PUC discussing the definition of “Affiliate” as used in the 2023 Affiliate Transaction Requirements Compliance Plan, as ordered by the PUC.
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
Regulatory Developments. See “Regulatory proceedings” in Note 4 of the Consolidated Financial Statements for additional discussions.
See also “HEI–Regulation” above.
Environmental regulation.  Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, are subject to periodic inspections by federal, state and, in some cases, local environmental regulatory agencies, including agencies responsible for the regulation of water quality, air quality, hazardous and other waste and hazardous materials. These inspections may result in the identification of items needing corrective or other action. Except as otherwise disclosed in this report (see “Risk Factors” in Item 1A, and Notes 1 and 4 of the Consolidated Financial Statements), the Utilities believe that each subsidiary has appropriately responded to environmental conditions requiring action and that, as a result of such actions, such environmental conditions will not have a material adverse effect on the capital expenditures, earnings and competitive position of the Utilities.
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
Hawaii’s Environmental Response Law (ERL), as amended, governs releases of hazardous substances, including oil, to the environment in areas within the state’s jurisdiction. Responsible parties under the ERL may be jointly, severally, and strictly liable for a release of a hazardous substance. Responsible parties include owners or operators of a facility where a hazardous substance is located and any person who at the time of disposal of the hazardous substance owned or operated any facility at which such hazardous substance was disposed.
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

Properties. As of December 31, 2023, the Utilities’ ownership in generating assets was as follows:

Property	Location (island)	Principal Fuel Type	Generating Capacity (MW)	Status
Hawaiian Electric:
Waiau[1]	Oahu	LSFO / Diesel	480.8	Active
Kahe[1]	Oahu	LSFO	620.5	Active
Campbell Industrial Park (CIP)[1]	Oahu	Diesel	129.0	Active
Honolulu Power Plant[1]	Oahu	N/A	—	Retired in 2023
Schofield Generating Station[2]	Oahu	Biodiesel / ULSD	49.4	Active
West Loch PV Project[3]	Oahu	Renewable (Solar)	20.0	Active
Hawaii Electric Light[4]:
Shipman	Hawaii	N/A	—	Retired in 2015
Waimea	Hawaii	ULSD	7.5	Active
Keahole	Hawaii	Diesel / ULSD	77.6	Active
Puna	Hawaii	HSFO / Diesel	36.7	Active
Hill/Kanoelehua	Hawaii	HSFO / ULSD	55.4	Active
Distributed generators at substation sites	Hawaii	ULSD	5.0	Active
Maui Electric[5]:
Kahului	Maui	HSFO	35.9	Active
Maalaea	Maui	Diesel / ULSD	208.4	Active
Miki Basin	Lanai	ULSD	9.4	Active
Palaau	Molokai	ULSD	12.0	Active
Distributed generators at substation sites	Maui	ULSD	3.8	Active
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
5    The four plants are situated on Maui Electric-owned land having a combined area of 60.7 acres. The distributed generators are located within Maui Electric-owned substation sites having a combined area of approximately three acres.
As of December 31, 2023, the Utilities’ ownership in fuel storage facilities was as follows:

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
Maui Electric’s administrative offices, as well as its engineering and distribution departments, are situated on 9.1 acres of Maui Electric-owned land in Kahului. Maui Electric also owns approximately 20 acres of land which house some of its substations, leases approximately 3,600 square feet of land for its telecommunication and microwave facilities, leases approximately 6,000 square feet of land at Kahului Harbor for pipeline purposes, and leases 17,958 square feet of land at Puunene for the Puunene Substation. Maui Electric also owns approximately 87 acres of undeveloped land at Waena, Palaau, and Kahului. Fuel storage facilities are located on Maui Electric-owned properties at Kahului Baseyard, Kahului Power Plant, Maalaea Power Plant, Miki Basin, Palaau, Hana, and the Kuihelani Substation. Two, 1-MW stand-by diesel generators are located within the Maui Electric-owned land at Hana Substation. One, 1.83-MW stand-by diesel generator is located within the Maui Electric-owned land at Kuihelani Substation.
See “Hawaiian Electric and subsidiaries and service areas” above for a discussion of the nonexclusive franchises of Hawaiian Electric and subsidiaries.
See “Generation statistics” above for a further discussion of some of the electric utility properties.
Bank
General.  ASB is one of the largest financial institutions headquartered in the State of Hawaii with assets of $9.7 billion and deposits of $8.1 billion, as of December 31, 2023. ASB is a full-service community bank that serves both consumer and commercial customers and operates 35 branches on the islands of Oahu (25), Maui (4), Hawaii (3), Kauai (2), and Molokai (1) as of December 31, 2023.
In 2023, ASB’s revenues and net income amounted to approximately 11% and 27% of HEI’s consolidated revenues and net income, respectively, compared to approximately 9% and 33% in 2022 and approximately 11% and 41% in 2021.
At the time of HEI’s acquisition of ASB, HEI agreed with the Office of Thrift Supervision (OTS), Department of Treasury’s predecessor regulatory agency, that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to ensure that ASB would have the capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2023, as a result of certain HEI contributions of capital to ASB over the years, HEI’s maximum obligation under the agreement to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OCC regulations on dividends and other distributions and ASB must receive a letter from the FRB communicating the OCC’s and FRB’s non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI. In addition to OCC oversight, federal law and Federal Reserve Board policy require that HEI, as a savings and loan holding company, serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Accordingly, if ASB were to be in financial distress or to otherwise be viewed by the regulators as in unsatisfactory condition, HEI could be required to provide additional capital or liquidity support or take other action, in support of ASB.
Lending activities. See Note 5 of the Consolidated Financial Statements for the composition of ASB’s loan portfolio.
Origination, purchase and sale of loans.  Generally, residential and commercial real estate loans originated by ASB are collateralized by real estate located in Hawaii. For additional information, including information concerning the geographic distribution of ASB’s mortgage-backed securities portfolio and the geographic concentration of credit risk, see Note 16 of the Consolidated Financial Statements. The demand for loans is primarily dependent on the Hawaii real estate market, business conditions, interest rates and loan refinancing activity.
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
Deposits and sources of funds. Deposits continue to be the largest source of funds for ASB for use in lending, meeting liquidity requirements and making investments, and are affected by market interest rates, competition and management’s responses to these factors In 2023, with the rising interest rate environment and inflationary pressures in the economy, core deposit outflow continued and was replaced by higher costing term certificates and other borrowings. Retention of low-cost deposits will be challenging in the current environment. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the Federal Home Loan Bank (FHLB) of Des Moines, borrowings from the Federal Reserve Bank and securities sold under agreements to repurchase continue to be additional sources of funds, but they are a higher cost funding source than deposits.
Competition.  The banking industry in Hawaii is highly competitive. At December 31, 2023, there were 7 financial institutions insured by the FDIC headquartered in the State of Hawaii. While ASB is one of the largest financial institutions in Hawaii, based on total assets, ASB faces vigorous competition for deposits and loans from two larger banking institutions based in Hawaii and from smaller institutions that heavily promote their services in niche areas, such as providing financial services to small and medium-sized businesses, as well as national financial services organizations. Competition for loans and deposits comes primarily from other savings institutions, commercial banks, credit unions, securities brokerage firms, money market and mutual funds and other investment alternatives. ASB faces additional competition in seeking deposit funds from various types of corporate and government borrowers, including insurance companies. Competition for origination of mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts. These entities may have a physical presence in the State of Hawaii or operate from out of state and provide online services. See also “Bank—Executive overview and strategy” in HEI’s MD&A.
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
Liquidity.  OCC regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB of Des Moines and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB of Des Moines to borrow an amount of up to 45% of assets to the extent it provides qualifying collateral and holds sufficient FHLB of Des Moines stock. As of December 31, 2023, ASB’s unused FHLB of Des Moines borrowing capacity was approximately $1.9 billion. ASB utilizes growth in deposits, advances from the FHLB of Des Moines, borrowings from Federal Reserve Bank and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2023, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $1.8 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
Supervision.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a statutory framework that is triggered by the capital level of a financial institution and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The prompt corrective action capital requirements establish thresholds for varying degrees of oversight and intervention by regulators. Declines in levels of capital, depending on their severity, will result in increasingly stringent mandatory and discretionary regulatory consequences. Capital levels may decline for any number of reasons, including reductions that would result if there were losses from operations, deterioration in collateral values or the inability to dispose of real estate owned (typically acquired by foreclosure). The regulators have substantial discretion in the corrective actions they might direct and could include restrictions on dividends and other distributions that ASB may make to HEI (through ASB Hawaii) and the requirement that ASB develop and implement a plan to restore its capital. The OCC rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2023, ASB was “well-capitalized.”
Interest rates.  FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2023, ASB was “well capitalized” and thus not subject to these interest rate restrictions.
Qualified thrift lender test. ASB is a “qualified thrift lender” (QTL) under its federal thrift charter and, in order to maintain this status, ASB is required to maintain at least 65% of its assets in “qualified thrift investments,” measured on a monthly average basis in 9 out of the previous 12 months, which include housing-related loans (including mortgage-backed securities) as well as certain small business loans, education loans, loans made through credit card accounts and a basket (not exceeding 20% of total assets) of other consumer loans and other assets. Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI, ASB Hawaii and HEI’s other subsidiaries would also be subject to restrictions if ASB failed to maintain its QTL status, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. As of December 31, 2023, and at all times during 2023, ASB was a qualified thrift lender.
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
ASB’s required holding in the stock of the FHLB is both membership and activity-based. Membership is based on a percentage of total assets (0.06%) while the portion related to activity is based on a percentage of outstanding activity, mainly advances (4.5%). As of December 31, 2023, ASB was required and owned capital stock in the FHLB of Des Moines in the amount of $14.7 million.

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
Secured Overnight Financing Rate (SOFR) Rules. The Federal Reserve Board announced the adoption of a final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that replaced LIBOR in certain financial contracts after June 30, 2023. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U. S. Treasury securities. The Federal Reserve Bank of New York, in cooperation with the U.S. Department of the Treasury’s Office of Financial Research, publishes SOFR daily. In particular, some residential mortgage promissory notes held by ASB are based on LIBOR but do not identify a specific replacement index. The Adjustable Interest Rate (LIBOR) Act addresses the issue by specifying a specific SOFR rate that replaces certain LIBOR rates. ASB implemented SOFR successfully.

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
Additional information.  For additional information about ASB, see the sections under “Bank” in HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements, including Note 5 thereto.
Properties.  ASB owns or leases several office buildings in Honolulu and owns land on which a number of its branches are located.
The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2023	Owned	Leased	Total
Oahu	8	17	25
Maui	1	3	4
Hawaii	2	1	3
Kauai	1	1	2
Molokai	—	1	1
	12	23	35
As of December 31, 2023, the net book value (NBV) of branches and office facilities was $168 million ($163 million represents the NBV of the land and improvements for the branches and office facilities owned by ASB and $5 million represents the NBV of ASB’s leasehold improvements). As of December 31, 2022, the NBV of branches and office facilities was $171 million ($165 million represents the NBV of the land and improvements for the branches and office facilities owned by ASB and $6 million represents the NBV of ASB’s leasehold improvements). The leases expire on various dates through December 2040, but many of the leases have extension provisions.
As of December 31, 2023, ASB owned 117 automated teller machines.

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
Holding company and company-wide risks.
Potential losses resulting from the Maui windstorm and wildfires could have a material adverse effect on HEI’s and Hawaiian Electric’s financial condition, liquidity, cash flows and results of operations. On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas caused widespread property damage, including damage to property of the Utilities, and 101 confirmed fatalities in Lahaina at this time (the Maui windstorm and wildfires). The Maui windstorm and wildfires were fueled by extreme winds and drought-like conditions in those parts of Maui. According to the Maui Police Department’s Preliminary After-Action Report, in addition to the loss of life, over 3,450 acres burned and over 3,000 structures were destroyed in those areas. In Lahaina, a fire was reported at about 6:30 a.m. (the “Morning Fire”) and appears to have been caused by power lines that fell in high winds and spread into a field near Lahaina Intermediate School. The Maui Fire Department responded promptly to the Morning Fire, and according to the Fire Department’s public statement that morning, by 9 a.m. the Morning Fire was “100% contained.” The Maui fire chief subsequently reported that the Fire Department had determined that the Morning Fire was “extinguished” and left the scene. Shortly before 3 p.m. that day, while the power remained off, Utility crew members saw a small fire in the same field about 75 yards away from Lahainaluna Road. They immediately called 911 and reported the fire (the “Afternoon Fire”). At the time of the Afternoon Fire, the Company’s power lines in the area where that fire ignited were not energized and had not been energized for more than six hours. By the time the Maui Fire Department arrived back on the scene, it was not able to contain the Afternoon Fire and it spread out of control toward Lahaina. No determination as to the cause of the Afternoon Fire has been made. The Company believes that most of the property damage and all of the fatalities are from the Afternoon Fire.
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
HEI’s and Hawaiian Electric’s access to capital markets and other sources of debt and equity financings in a timely manner and on acceptable terms will continue to be negatively impacted as a result of the downgrades in their debt credit ratings to below investment grade. In August 2023, HEI and Hawaiian Electric received multiple downgrades to their debt, including to ratings below investment grade, by Fitch, Moody’s and S&P. Unless and until these debt ratings are upgraded to investment grade, the Company will continue to have restricted access to capital markets and other sources of debt and equity financings, if at all, in a timely manner and on acceptable terms. Accordingly, the Company’s financial condition, liquidity, cash flows and results of operations may be adversely impacted if debt credit ratings are maintained at below investment grade for an extended period of time.
Extreme weather events and other natural disasters, particularly those exacerbated by climate change such as the Maui windstorm and wildfires, could materially affect Hawaiian Electric’s assets, particularly if they fail or are found to have contributed to a wildfire. Extreme weather-related incidents and other natural disasters, including volcanic eruptions, mudslides, hurricanes, tsunamis and other storms, can interfere with the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver electricity to customers. These risks are increasing, as climate change has exacerbated some of the conditions that lead to these extreme weather events and natural disasters. Such an event can result in lost revenue and increased expenses for the Utilities, but it also can result in regulatory penalties and disallowances if Hawaiian Electric is unable to restore power on a timely basis. Also, an extreme event can lead to significant claims for damages, including for loss of life and property, and has been the case with the Maui windstorm and wildfires. Therefore, these events could materially affect the Company’s business, reputation, financial condition and results of operations.
Holding Company Risk—HEI is a holding company that derives its income from its operating subsidiaries and depends on the ability of those subsidiaries to pay dividends or make other distributions to HEI and on its own ability to raise capital.  HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, HEI’s cash flows and consequent ability to service its obligations and pay dividends on its common stock is dependent upon its receipt of dividends or other distributions from its operating subsidiaries and its ability to issue common stock or other equity securities and to incur additional debt. A material reduction or delay in dividends or other distributions by one or both of Hawaiian Electric and ASB for an extended period of time, such as a continuation or expansion of the reduction in dividends that HEI currently is experiencing due to the Maui windstorm and wildfires, could have a material adverse effect on the Company’s business, financial condition and results of operations. The ability of HEI’s subsidiaries to pay dividends or make other distributions to HEI, in turn, is subject to the risks associated with their operations and to contractual and regulatory restrictions, including:
•the provisions of an HEI agreement with the PUC, which could limit the ability of HEI’s principal electric public utility subsidiary, Hawaiian Electric, to pay dividends to HEI in the event that the consolidated common stock equity of the Utilities falls below 35% of total capitalization of the electric utilities;
•the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which requires HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2023 under the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI (HEI Diversified Inc.) and the Federal Savings and Loan Insurance Corporation) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;
•obligations under federal law and Federal Reserve Board policy, which require that a savings and loan holding company serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls, and accordingly, if ASB were to be in financial distress or to otherwise be viewed by the regulators as in unsatisfactory condition, HEI could be required to provide additional capital or liquidity support or take other action, in support of ASB. In addition, ASB may continue its suspension of its quarterly dividend to conserve cash to help ensure its maximum possible liquidity and capital position;
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
Credit and Capital Market Risk—The Company, and its lowered credit rating, is subject to risks associated with the Hawaii economy, including catastrophic events such as the Maui windstorm and wildfire (in the aggregate and on an individual island basis), volatile U.S. capital markets and changes in the interest rate and credit market environment that have or could result in higher retirement benefit plan funding requirements, declines in ASB’s interest rate margins and investment values, higher delinquencies and charge-offs in ASB’s loan portfolio and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.  The two largest components of Hawaii’s economy are tourism and the federal government (including the military). Because the core businesses of HEI’s subsidiaries are providing local public electric utility services (through Hawaiian Electric and its subsidiaries) and banking services (through ASB) in Hawaii, the Company’s operating results are significantly influenced by: Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism; by the impact of interest rates on the construction and real estate industries and by the impact of federal government spending in Hawaii, which can be affected by world conditions; and, from time to time, the expiration of federal government appropriations bills. In addition, the Hawaii economy could be directly or indirectly affected by implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions and the potential impacts of global and local developments (including economic conditions and uncertainties; unrest, terrorist acts, wars (such as the Russia-Ukraine war and the Israel-Hamas war), conflicts, political protests, deadly virus epidemic, pandemics, or other crisis; the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade).
HEI’s and Hawaiian Electric’s credit ratings only reflect the view, at the time the ratings are issued, of the applicable rating agency. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency’s judgment, circumstances, such as current, past or future effects or events so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the availability of capital to the Company or the market price or marketability of HEI’s and/or Hawaiian Electric’s securities, which could increase the cost of capital of HEI and Hawaiian Electric, and such increased costs, including interest charges, under HEI’s and/or Hawaiian Electric’s debt securities and credit facilities, would result in reductions in HEI’s consolidated net income in future periods. Because HEI’s and Hawaiian Electric’s credit ratings were downgraded, HEI and Hawaiian Electric are unable to sell commercial paper and were required to draw on more expensive bank lines of credit and to defer capital or other expenditures. Neither HEI nor Hawaiian Electric management can predict the duration of the downgrades and future rating agency actions or their effects on the future cost of capital of HEI or Hawaiian Electric. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

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
Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair values of those instruments, respectively. Disruptions in the credit markets, a liquidity crisis in the banking industry or increased levels of residential mortgage delinquencies and defaults may result in decreases in the fair value of ASB’s investment securities and an impairment, requiring ASB to write down its investment securities. As of December 31, 2023, ASB’s investment in U.S. Treasury and federal agency obligations, and mortgage-backed securities have an implicit guarantee from the U.S. government. Decreases in the fair value of ASB’s investment securities may also result in lower equity capital balances as unrealized losses in the available-for-sale investment securities portfolio are recorded as a decrease in equity capital through accumulated other comprehensive losses. The lower equity capital balance could result in a lower tangible equity capital ratio and restrict ASB’s permissible activities if the tangible equity capital ratio falls below 2%. A negative tangible equity capital ratio would impact ASB’s availability to borrow funds from the FHLB of Des Moines.
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
Substantially all of ASB’s consumer loan customers are Hawaii residents. A significant portion of the commercial loan customers are also located in Hawaii. While a majority of customers are on Oahu, ASB also has customers on the neighbor islands (whose economies are smaller and less diverse than Oahu’s economy). Substantially all of the real estate underlying ASB’s residential and commercial real estate loans are located in Hawaii. These assets may be subject to a greater risk of default due to geographic concentration than other comparable assets held by financial institutions with more diverse geographic exposure in the event of adverse economic, political or business developments or natural disasters affecting Hawaii and affect the ability of ASB’s customers to make payments of principal and interest on their loans.
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
Cybersecurity Risk—The Company is subject to information technology and operational system failures, network disruptions, cyber attacks and breaches in data security that could materially and adversely affect its businesses and reputation. The Company and its subsidiaries rely on information technology systems, some of which are managed or hosted by third party service providers, to manage its business data, communications, and other business processes. Such information technology systems are vulnerable to cyberattacks or other security incidents, which could result in unauthorized access to confidential data, ransomware demands or disruptions to operations. In addition, there is increasing cybersecurity risk associated with the broad adoption of a remote working environment. If the Company is unable to prevent or adequately respond to and resolve an incident, it may have a material impact on the Company’s business, financial condition, results of operations and reputation.
Utilities. The Utilities rely on evolving and complex operational and information systems, networks and other technologies, which are interconnected with the systems and network infrastructure owned by third parties to support a variety of business processes and activities, including procurement and supply chain, invoicing and collection of payments, customer relationship management, human resource management, the acquisition, generation and delivery of electrical service to customers, and to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. The Utilities use their systems and infrastructure to create, collect, store, and process sensitive information, including personal information regarding customers, employees and their dependents, retirees, and other individuals. Their systems are vulnerable to disability, failures or unauthorized access caused by natural disasters, cybersecurity incidents, security breaches, user error, unintentional defects created by system changes, military or terrorist actions, nation-state threat actors, criminal organizations, power or communication failures or similar events. Any such failure could have a material adverse impact on the Utilities’ ability to process transactions and provide service, as well the Utilities’ financial condition and results of operations. Further, a data breach involving theft, improper disclosure, or other unauthorized access to or acquisition of confidential information could subject the Utilities to penalties for violation of applicable privacy laws, claims by third parties, and enforcement actions by government agencies. A data breach could also reduce the value of proprietary information, and harm the reputation of the Utilities.
Private and public entities, such as the North American Electric Reliability Corporation, and the U.S. federal government, including the Departments of Defense, Homeland Security and Energy, and the White House, have noted that cyberattacks targeting utility systems are increasing in sophistication, magnitude, and frequency. The Utilities’ systems have been, and will likely continue to be, a target of attacks. Further, the Utilities’ operational networks may be subject to unforeseen operational/cybersecurity risks due to the reliance on legacy operational components or modernizing and interconnecting existing infrastructure with new technologies and control systems, including those owned by third parties, such as independent power producers, distributed energy resource aggregators and customers. Although the Utilities have not experienced a material cybersecurity breach to date, such incidents may occur and may have a material adverse effect on the Utilities and the Company in the future. The Utilities continue to make investments in their cybersecurity program, including personnel, technologies, cyber insurance and training of Utilities personnel; however, there can be no assurance that these systems or their expected functionality will be implemented, maintained, or expanded effectively; nor can security measures completely eliminate the possibility of a cybersecurity breach. The Utilities maintain cyber liability insurance that covers certain damages caused by cyber incidents. However, there is no guarantee that adequate insurance will continue to be available at rates the Utilities believe are reasonable or that the costs of responding to and recovering from a cyber incident will be covered by insurance or recoverable in rates. If the Utilities’ operational technologies or networks were to malfunction or fail or cybersecurity measures were to be breached, the Utilities could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to their reputations.
Due to the size, scope and complexity of the Utilities’ business, the development and maintenance of information technology systems to process and track information is critical and challenging. The Utilities often rely on third-party vendors to host, maintain, modify, and update its systems and these third-party vendors could cease to exist, fail to establish adequate processes to protect the Utilities systems and information, experience supply chain compromises or other internal or external security incidents. In addition, the Utilities are pursuing complex business transformation initiatives, which include the implementation of new systems and the upgrade or replacement of existing systems. Significant system changes increase the risk of system interruptions, which may occur. Further, delay or failure to complete the integration of information systems and processes may result in delays in regulatory cost recovery, or the failure to realize the benefits anticipated to be derived from these initiatives.

The Utilities’ disaster recovery plans may not be successful in preventing the loss of customer data, service interruptions and disruptions to operations or damage to important facilities. If any of these systems fail to operate properly or become disabled and the Utilities’ disaster recovery plans do not effectively resolve the issues in a timely manner, the Utilities could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to their reputations, any of which could have a material adverse effect on the Utilities’ and the Company’s financial condition and results of operations.
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
ASB is under continuous threat of loss due to cyberattacks, especially as ASB continues to expand customer capabilities to utilize the Internet and other digital channels to transact business. Two of the most significant cyberattack risks that ASB faces are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from ASB or its customers’ accounts using fraudulent schemes that may include Internet-based funds transfers. ASB has been subject to e-fraud incidents historically. Loss of sensitive customer data are attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to computer systems, including computer hacking. Such attacks could present significant reputational, legal and regulatory costs if successful. Intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls have been put in place to help detect and prevent cyberattacks or information system breaches. Disaster recovery and incident response plans have been developed to respond to unplanned incidents such as natural disasters, cyberattacks and other disruptive events. However there can be no assurance that failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately protected or recovered by ASB or its vendors.
Despite the security measures we have implemented, certain cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; and/or jeopardize the security of our facilities. Additionally unauthorized access to our computer systems or stored data could result in the theft, including cyber-theft, or improper disclosure of confidential information, and the deletion or modification of records could cause interruptions in our operations.
Further, a data breach involving theft, improper disclosure, or other unauthorized access to or acquisition of confidential information could subject the Bank to penalties for violation of applicable privacy laws, claims by third parties, and enforcement actions by government agencies. In addition, ASB’s operational systems may be subject to new cybersecurity risks due to modernizing and interconnecting existing infrastructure with new technologies and control systems, including those owned by third parties. Although ASB has not experienced a material cybersecurity breach to date, such incidents may occur and may have a material adverse effect on the Bank should a material incident occur.
Uninsured Losses—HEI’s businesses could suffer losses that are uninsured due to a lack of affordable insurance coverage, unavailability of insurance coverage or limitations on the insurance coverage the Company does have.  In the ordinary course of business, HEI and its subsidiaries purchase insurance coverages (e.g., property and liability coverages) to protect against loss of, or damage to, their properties and against claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, there is no coverage. Some of the insurance coverages have substantial deductibles or has limits on the maximum amounts that may be recovered. In common with other companies in its line of business, the Utilities’ overhead and underground transmission and distribution systems (with the exception of substation buildings and contents), which have a replacement value roughly estimated at $12 billion, are largely not insured against loss or damage because the amount of transmission and distribution system insurance capacity is limited and the premiums are cost prohibitive. Similarly, the Utilities have no business interruption insurance as the premiums for such insurance would be cost prohibitive, particularly since the Utilities are not interconnected to other systems. If a hurricane or other uninsured catastrophic natural disaster were to occur, and if the PUC did not allow the affected Utilities to recover from ratepayers restoration costs and revenues lost from business interruption, the lost revenues and repair expenses could result in a significant decrease in HEI’s consolidated net income or in significant net losses for the affected periods.
Related to damages and costs incurred as a result of the Maui windstorm and wildfires, the Company has property insurance with a total policy limit of $500 million, subject to a $1 million retention, for wildfire damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The

Company also has $165 million of excess liability insurance, subject to a $0.3 million retention, for third party claims including claims related to wildfires, and $145 million directors and officers liability insurance, subject to a $1.0 million retention, to cover claims related to shareholder and derivative lawsuits. The aggregate damages and costs associated with the Maui windstorm and wildfires could significantly exceed the Company’s policy limits.
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
Related to the Maui windstorm and wildfires, the Utilities received PUC approval to temporarily suspend Maui Electric’s Transmission and Distribution (T&D) System Average Interruption Duration Index (SAIDI) and System Average Interruption Frequency Index (SAIFI) PIMs from August 8, 2023 through June 30, 2024. If the temporary suspension of Maui Electric’s T&D PIMs is not extended beyond June 30, 2024, Maui Electric’s maximum annual penalty for T&D SAIDI and SAIFI could have a $0.4 million impact on the Utilities’ results of operations. The Utilities also obtained PUC approval to defer certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of base rates. If the PUC denies recovery of any deferred costs, such costs would be charged to expense in the period that those costs are no longer considered probable of recovery. Additionally, on August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. See “Performance-based regulation framework” and “Regulatory assets for Maui windstorm and wildfires related costs” in Note 4 of the Consolidated Financial Statements.

Based on the current operations of the Utilities and regulatory framework, including the impact of the approved PBR Framework, the Utilities continue to follow regulatory accounting under Accounting Standards Codification (ASC) 980. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met, including achieved financial results that support the recovery of costs. If events or circumstances should change, such that the criteria are no longer satisfied, the Utilities expect that their regulatory assets (amounting to $295 million as of December 31, 2023), net of regulatory liabilities (amounting to $1,151 million as of December 31, 2023), would be charged to the statement of income in the period of discontinuance. See “Performance-based regulation framework” in Note 4 of the Consolidated Financial Statements.
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
Weather Conditions Risk—Electric utility operations are significantly influenced by weather conditions and natural disasters.  The Utilities’ results of operations can be affected by the weather and natural disasters. Weather conditions, particularly temperature and humidity, directly influence the demand for electricity. Additionally, severe weather and natural disasters may become more intense and/or frequent because of global climate changes. Recent natural disasters such as the Kilauea eruption in 2018, Mauna Loa eruption in 2022, and the Maui windstorm and wildfires in 2023, resulted in disruption or destruction of electric utility operations. When these types of events occur, they can cause outages and property damage and require the Utilities to incur significant additional expenses that may not be recoverable.
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
Third Party Performance Risk—Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.  The Utilities rely on fuel suppliers and shippers, and IPPs to deliver fuel and power, respectively, in accordance with contractual agreements. Approximately 79% of the net energy generated or purchased by the Utilities in 2023 was generated from the burning of fossil fuel oil, and purchases of power by the Utilities provided about 38% of their total net energy generated and purchased for the same period. Failure or delay by fuel suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the Utilities to deliver electricity, affect the Utilities’ maintenance schedules that could affect future reliability and require the Utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as the IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units. Also, as these contractual agreements end, the Utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements.
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
Related to the Maui windstorm and wildfires, the Utilities continue to expect potential generation shortfalls on Maui in 2024. The Energy Reserve Margin, the planning criteria used to determine generation adequacy, is the percentage which the system generation capacity must exceed the system load in each hour. The Utilities’ Energy Reserve Margin analysis indicates shortfalls in 2024, but is satisfied from 2025 through 2028 with the addition of planned generation and storage resource additions. The Utilities have plans to address this issue in 2024 through managing maintenance schedules of existing generations, and if necessary, may request for voluntary customer conservation during periods of high power demands. The environment for resource planning has increased in complexity and uncertainty and the Utilities will continue using a portfolio approach to meet its obligation to serve. This includes increased renewable energy, energy storage, and other potential options, both supply side and customer programs. If the Utilities are unable to meet customer energy requirements, it could negatively impact the satisfaction of the Utilities’ customers, which could have an adverse impact on the Utilities’ business, reputation and results of operations.
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
Operational Risk—Electric utility generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated and/or increased operation and maintenance expenses and increased power purchase costs.  Operation of electric generating facilities involves certain risks which can adversely affect energy output and efficiency levels. Included among these risks are facility shutdowns or power interruptions due to insufficient generation or a breakdown or failure of equipment or processes. In addition, operations could be negatively impacted by interruptions in fuel supply, inability to negotiate satisfactory collective bargaining agreements when existing agreements expire or other labor disputes, inability to comply with regulatory or permit requirements, disruptions in delivery of electricity, operator error, adverse weather or environmental conditions and catastrophic events such as earthquakes, tsunamis, hurricanes, fires, explosions, lava flows, floods or other similar occurrences affecting the Utilities’ generating facilities or transmission and distribution systems.
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
Renewable Portfolio Standards law.  The 2001 Hawaii Legislature adopted a law requiring the Utilities to meet a renewable portfolio standard, which has been amended over the years. The most recent amendment to Hawaii’s RPS law occurred in July 2022, which Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones. The Utilities are committed to achieving these goals and met the 2015 and 2020 RPS; however, due to the exclusion of energy savings in calculating RPS after 2014 and risks such as potential delays in IPPs being able to deliver contracted renewable energy, it is possible the Utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC). On December 19, 2008, the PUC approved a penalty of $20 for every megawatt-hour (MWh) that an electric utility is deficient under Hawaii’s RPS law. The PUC noted, however, that this penalty may be reduced, in the PUC’s discretion, due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated, as described in the RPS law and in an RPS framework adopted by the PUC. In addition, the PUC ordered that the Utilities will be prohibited from recovering any RPS penalty costs through rates.
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
In July 2007, the State Legislature passed Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. On June 20, 2014, the Governor signed the final rules required to implement Act 234 and these rules went into effect on June 30, 2014. In general, Act 234 and the GHG rule require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce their GHG emissions by 16% below 2010 emission levels by 2020. In accordance with state requirements, the Utilities submitted an Emissions Reduction Plan (ERP) to the State of Hawaii Department of Health on June 30, 2015, with the most recent revision filed on June 9, 2020, to reflect the partnership established between the Utilities and several IPPs. In this plan, the partnership committed to a 16% reduction in GHG emissions in accordance with the rule, which the partnership achieved in 2017 in advance of the 2020 requirement. The State of Hawaii Department of Health issued the air permits incorporating the ERP, including provisions to address the period of unavailability of the PGV facility on Hawaii Island. It is expected that with the advent of additional renewable projects and the application to the PUC with respect to the expansion of the PPA for the PGV project, the goals should be attainable.
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
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including, but not limited to, supporting demand-side management programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, and burning renewable biodiesel at selected Hawaiian Electric and Maui Electric generating units. In November 2021, the Utilities committed to a 70% reduction in power generation GHG emissions by 2030 compared to a 2005 baseline and achievement of net zero carbon emissions from power generation by 2045. While the reduction is not mandated by law, the Utilities could suffer reputational harm if it fails to achieve its commitments, which may negatively impact its business. Since the time the

2030 goal was established, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies related to solar panel imports, have slowed the pace of progress toward reducing GHG emissions. The downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires is anticipated to be an additional impediment to completion of new renewable energy and storage projects. As a result of these challenges, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s RPS goals.

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
Interest Rate Risk—Fluctuations in interest rates could result in lower net interest income, impair ASB’s ability to originate new loans, impair the ability of ASB’s adjustable-rate borrowers to make increased payment obligations or impact ASB’s ability to attract and retain deposits.  Interest rate risk is a significant risk of ASB’s operations. ASB’s net interest income consists primarily of interest income received on fixed-rate and adjustable-rate loans, mortgage-backed securities and investments, less interest expense consisting primarily of interest paid on deposits and other borrowings. Interest rate risk arises when earning assets mature or reprice in a time frame different from that of costing liabilities. Changes in interest rates, including changes in the relationship between short-term and long-term tenors (e.g., a flat or an inverted yield curve) or between different interest rate indices, can impact ASB’s net interest margin. See “Quantitative and Qualitative Disclosures about Market Risk.”
Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in interest rates, adverse movements in interest rates could result in lower net interest income or net interest margin. Residential 1-4 family fixed-rate mortgage loans comprised about 37% of ASB’s loan portfolio as of December 31, 2023. Increases in market interest rates could have an adverse impact on ASB’s cost of funds. Higher market interest rates could lead to higher interest rates paid on deposits and other borrowings. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect ASB’s ability to originate new loans. An increase in market interest rates, especially a sudden increase, similar to the rapid federal funds rate increases experienced in 2022, could also adversely affect the ability of ASB’s adjustable-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs. Conversely, a decrease in interest rates or a mismatching of maturities of interest sensitive financial instruments could result in an acceleration in the prepayment of loans and mortgage-backed securities and impact ASB’s ability to reinvest its liquidity in similar yielding assets.
ASB relies on customer deposits as a sizable source of relatively stable and low-cost funding. Changes in interest rates impact the interest paid on deposits and can significantly impact the Bank’s net interest income and net interest margin. Changes in interest rates may also impact the level of low-cost core deposits that the Bank’s customers maintain in their accounts, which may require ASB to seek higher costing wholesale borrowings.
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
Operational Risk—ASB’s operations are affected by factors that are beyond its control, that could result in lower revenues, higher expenses or decreased demand for its products and services.  ASB’s results of operations depend primarily on the income generated by the supply of, and demand for, its products and services, which primarily consist of loans and deposit services. ASB also generates income from other non-deposit products and services. ASB’s revenues and expenses may be adversely affected by various factors, including:
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
Bank Regulatory Risk - Heightened regulatory requirements if ASB’s total assets exceed $10 billion. As of December 31, 2023, ASB had total assets of approximately $9.7 billion and it is possible that total assets could exceed $10 billion in the near future. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on financial institutions with more than $10 billion in total assets. For financial institutions with more than $10 billion in total assets, such requirements include, among other things:
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
Product Concentration Risk—A large percentage of ASB’s loans and securities are collateralized by real estate, and adverse changes in the real estate market and/or general economic or other conditions may result in loan losses and adversely affect the Company’s profitability.  As of December 31, 2023 approximately 84% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, most of which was concentrated in the State of Hawaii. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state. ASB had been pursuing a strategy that included expanding its commercial, commercial real estate and consumer lines of business. Commercial and commercial real estate loans have a higher risk profile than residential loans, in part due to larger average balances than residential loans. Though both commercial and commercial real estate loans have shorter terms and earn higher spreads than residential mortgage loans, these loan types generally entail higher underwriting and other service costs and present greater credit risks than traditional residential mortgages. Commercial loans are secured by the assets of the business and, upon default, any collateral repossessed may not be sufficient to repay the outstanding loan balance. In addition, loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be affected by current economic conditions and adverse business developments. Commercial real estate properties tend to be unique and are more difficult to value than residential real estate properties. Commercial real estate loans may not be fully amortizing, meaning that they have a significant principal balance or “balloon” payment due at maturity. In addition, commercial real estate properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than noncommercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under terms of leases with respect to commercial properties. For example, a tenant may seek protection under bankruptcy laws, which could result in termination of the tenant’s lease.
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
The consumer loan portfolio primarily consists of solar and sustainable home improvement loans as well as unsecured loans with risk-based pricing. Repayment is based on the borrower’s financial stability as these loans have no collateral and there is less assurance that ASB will be able to collect all payments due under these loans or have sufficient collateral to cover all outstanding loan balances.
General Risk Factors.
Sustainability Risk—Increased scrutiny and changing stakeholder expectations with respect to our environmental, social and governance (sustainability) programs may result in increased costs and expenses and may expose the Company to new or incremental risks. Companies across all industries, including HEI, face increasing stakeholder scrutiny related to sustainability practices. These stakeholders include investors, customers, consumers, employees, lenders and other stakeholders, and in recent years, certain stakeholders have placed increasing importance on the impact and social cost of their investments. This increased focus and activism related to sustainability may hinder the cost of, or access to, capital or financing as these investors or lenders may elect to increase their required returns on capital offered to the company, reallocate capital or not commit capital as a result of their assessment of a company’s sustainability risk profile. Additionally, if the Company fails to adapt, or is perceived to have failed in addressing investor, lender, and other stakeholder sustainability expectations or standards, which continue to evolve, or if the Company fails to fully and accurately report its progress on managing risk under its sustainability initiatives, the Company may suffer reputational damage and its business or financial condition could be materially and adversely affected.
Human Capital Risk—HEI’s businesses may be unable to attract, hire, engage and retain a highly skilled and diverse workforce, including senior management, which could affect the Company’s execution of its growth strategy and profitability and adversely affect its future performance. The skill and experience of the Company’s employees, particularly with respect to the senior management team, are vital to the Company’s success. The management teams of HEI’s businesses have significant industry experience and would be difficult to replace. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent, to develop and implement adequate succession plans for the senior management team, or to maintain a successful work culture that fosters collaboration, innovation, and good communication could disrupt the Company’s operations and adversely affect its businesses and its future success. In addition, a variety of economic and social factors are exacerbating the current labor supply shortage for qualified individuals, which may make it difficult to staff critical positions and retain key employees, and could result in significantly higher costs to maintain appropriate staffing levels with the right talent. The inability to fill these positions or a delay in staffing these positions could have a significant impact on the Company’s initiatives and strategies, which in turn would adversely affect the Company’s businesses and their future prospects.
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
Litigation Risk—The Company could be subject to the risk of uninsured losses in excess of its accruals for litigation matters, such as litigation related to the Maui windstorm and wildfires. HEI and its subsidiaries are involved in routine litigation in the ordinary course of their businesses, most of which is covered by insurance (subject to policy limits and deductibles). HEI and its subsidiaries are also involved, and may continue to become involved, in litigation that is not routine and/or involves claims that may not be fully covered by insurance, as may be the case with litigation related to the Maui windstorm and wildfires. Because of the uncertainties associated with the litigation related to the Maui windstorm and wildfires and other routine litigation, there is a risk that this litigation against HEI or its subsidiaries, even if vigorously defended, could result in costs of defense and judgment or settlement amounts not covered by insurance and in excess of reserves established in HEI’s consolidated financial statements.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
HEI: None.
Hawaiian Electric: Not applicable.
ITEM 1C.    CYBERSECURITY
Cybersecurity risk oversight and management is a critical component of the Company’s overall enterprise risk management and top priority for the Company and its Board of Directors. The Company’s Board of Directors have delegated management of Enterprise Risk Management, which includes cybersecurity, to the HEI/Hawaiian Electric Audit and Risk Committees and ASB Risk Committees (collectively, the ARCs). The ARCs exercise their oversight responsibility of cybersecurity through quarterly (or more frequently if necessary) cybersecurity risk updates and incidents, if any, by management (primarily the Utilities’ Chief Information Security Officer and Chief Information Officer, and the ASB Director, Information Security). In early 2023, in recognition of the increased cybersecurity threats and heightened cybersecurity risks facing the Company, the ARCs formed the Cybersecurity Working Group (CWG) comprised of three directors, one from each of the Company’s Board of Directors. The purpose of the CWG is to oversee and conduct periodic meetings with management to discuss cyber risk, risk treatment, and operational activities relative to cyber risk treatment and to report matters to the ARCs. The CWG also evaluates cybersecurity areas highlighted by the ARCs including areas the CWG deems higher risk or topical and reports back to the ARCs on a quarterly basis. The CWG also coordinates with the Company’s management on semi-annual trainings and annual tabletop exercises for the Board of Directors.
Electric utility
System overview. The Utilities rely on evolving and increasingly complex operational and information systems, networks and other technologies, which are interconnected with the systems and network infrastructure owned by third parties, to support a variety of business processes and activities, including procurement and supply chain, invoicing and collection of payments, customer relationship management, human resource management, the acquisition, generation and delivery of electrical service to customers, and to process financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. The Utilities use their systems and infrastructure to create, collect, store, and process sensitive information, including personal information regarding customers, employees and their dependents, retirees, and other individuals.
Risk management and strategy. The Utilities have a cybersecurity program in place, which is integrated into the overall risk management program and includes a risk management strategy and risk assessment policy, which are disseminated and maintained by the Chief Information Security Officer (CISO), revisited annually and, which govern the enterprise cybersecurity risk and maturity assessment process. The program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), and leverages a risk-based approach to optimize its security investment and advance its security program’s maturity and security posture over time.
The Utilities cybersecurity program adopts security measures designed to protect the confidentiality, integrity, and availability of information technology systems, network infrastructure and other assets. The Utilities’ security measures, such as awareness and training, monitoring, etc. are designed to prevent, detect, and minimize the effects of a cybersecurity incident. These measures are periodically evaluated and audited against the NIST CSF by internal audit and independent third-party cybersecurity specialists.
The CISO actively monitors developments in the area of cybersecurity and is involved in various related government and industry groups and briefs the Company’s Board quarterly or as needed on relevant cybersecurity issues. The Utilities continue to make investments in their cybersecurity program, including personnel, technologies, cyber insurance and training of Utilities personnel.
The Utilities have disaster recovery and incident response plans in place to protect their businesses from information technology service interruptions. The disaster recovery plans are established to help prevent the loss of customer data, service interruptions and disruptions to operations or damage to important facilities. In addition, the Utilities also maintain cyber liability insurance that covers certain damages caused by cyber incidents.
Despite the Utilities security measures, all of their systems are vulnerable to disability, failures or unauthorized access caused by natural disasters, cybersecurity incidents, security breaches, user error, unintentional defects created by system changes, military or terrorist actions, power or communication failures or similar events.
To date, the Utilities are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Utilities, including their business strategy, results of operations or financial condition. For further information, see “The Company is subject to information technology and operational system failures, network disruptions, cyber attacks and breaches in data security that could materially and adversely affect its businesses and reputation” in Item 1A. Risk Factors.
Governance. Cybersecurity governance is a critically important part of managing security and risk, and helps ensure that the Utilities’ cybersecurity program aligns with its business objectives, complies with government and industry regulations, and achieves the goals that leadership has set out for managing security and risk.
The Company’s Board of Directors oversees risks from cybersecurity threats. Oversight includes quarterly or as needed reporting from the CISO on the overall cybersecurity risk reduction program maturity, emerging and current cybersecurity risks, and the cybersecurity threat landscape.
The CISO has over 30 years of experience in assessing and managing cyber risks, is responsible for day-to-day management of cybersecurity risks and regularly reports to the Board of Directors through the CWG.
Bank
Digital information, information technology and automation are essential components of the ASB’s operations and growth strategy. ASB relies on evolving and increasingly complex operational and information systems, networks and other technologies, which are interconnected with the systems and network infrastructure owned by third parties to support a variety of business processes and activities. Such activities include delivery of banking services to retail and commercial customers, customer relationship management and processing financial information and results of operations for internal and external reporting purposes. We primarily use third-party systems and infrastructure to create, collect, store, and process sensitive information, including personal information of customers, employees and their dependents.
ASB’s Management Committee establishes the Bank’s strategy and makes risk-informed decisions, which includes assessing and responding to cybersecurity risk. The Bank’s Risk Committee of the Board of Directors oversee risks from cybersecurity threats. Oversight includes quarterly or as needed reporting on cybersecurity risk management activities, program maturity, current and emerging cybersecurity risks, and the cybersecurity threat landscape. ASB maintains a cybersecurity program that is integrated into the overall risk management program and is overseen by the Director, Information Security and governed by an Information Security policy, standards and procedures. The cybersecurity program employs a risk-based approach for managing risks through a combination of automated tools, manual processes, and third-party assessments to identify, assess, mitigate and monitor potential cybersecurity risks. In addition to policies, standards and procedures, ASB’s cybersecurity program also includes periodic risk and maturity assessments, awareness and training, monitoring, and an incident response plan.
Periodic risk assessments are conducted that are aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework and ASB leverages the results of such assessments to help optimize security investments and advance the cybersecurity program’s maturity and security posture over time. The Bank’s Risk Committee of the Board annually reviews and approves ASB’s Information Security Policy and Gramm-Leach-Bliley Act programs and receives quarterly, or as needed, reporting on any key cybersecurity developments.
The Bank actively monitors cybersecurity developments and is involved in various industry groups and cybersecurity professional organizations. While the Bank continues to make investments in the cybersecurity program, including personnel, technologies and training of Bank personnel, there can be no assurance that these systems or their expected functionality will be implemented, maintained, or expanded effectively; nor can security measures completely eliminate the possibility of a cybersecurity breach.
While in depth processes and technological solutions are in place to help minimize the potential for a successful cyberattack, ASB maintains a cybersecurity incident response plan to help ensure a timely, consistent and compliant response to actual or attempted cybersecurity incidents. The Response Plan includes (1) detection, (2) analysis, which may include timely notice to the Board if deemed material or appropriate, (3) containment, (4) eradication, (5) recovery and (6) post-incident review.
ASB maintains a formal information security training program for all teammates that includes training on matters such as phishing and email security best practices. Teammates are also required to complete compulsory training on data privacy and the Code of Conduct.
The Bank engages with third parties to assess and test its cybersecurity posture including having independent third parties perform internal and external penetration testing as well as social engineering and phishing testing of teammates. Results of third-party testing are reported to the Management Committee and Risk Committee of the Board.

ASB relies on its information technology systems and networks in connection with many of its business activities. Some of these networks and systems are managed by third-party service providers and are not under the Bank’s direct control. The Bank has implemented processes to manage the cybersecurity risks associated with its use of third-party service providers.
To date, ASB is not aware of any risks from cybersecurity threats, including or as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Bank, including their business strategy, results of operations or financial condition. For further information, see “Cybersecurity Events or other disruptions of our information technology systems could adversely affect our business” in Item 1A, Risk Factors of this Annual Report.
Other segment
HEI does not have an information technology (IT) or cybersecurity risk management (CRM) department, including the resources or expertise, to manage IT/CRM-related matters and processes. HEI relies on Hawaiian Electric to provide most of its IT/CRM-related services pursuant to a Service Level Agreement (SLA), amended, as of November 1, 2023 between HEI and Hawaiian Electric. HEI also employs third party cybersecurity consultants to assist in managing CRM-related matters. The SLA outlines specific services that Hawaiian Electric provides to HEI which includes support on all IT/CRM-related matters, IT service desk support, electronic file storage and backup, hardware and software installation, inventory and maintenance, standard networking and telecommunication support, and other various IT/CRM matters, including periodic reporting to HEI’s board of directors and CWG. Refer to Hawaiian Electric’s cybersecurity discussion for more information.
The SLA services provide by Hawaiian Electric are mainly for applications and systems on Hawaiian Electric’s infrastructure, networks and servers. The SLA does not cover support for certain software applications that were procured outside of Hawaiian Electric’s procurement and IT policies and procedures. These include the HEI’s general ledger application itself, excluding the infrastructure that the general ledger application is installed on, and certain cloud-based software. Although these applications are not supported by Hawaiian Electric, security measures and internal control procedures related to user access and periodic security reviews have been implemented on these applications and are performed on an on-going basis in accordance with Hawaiian Electric’s IT policies and procedures. These controls are required to protect HEI’s financial and other sensitive information, as well as to prevent cybersecurity breaches on Hawaiian Electric’s infrastructure, networks and servers. In the event of a cybersecurity breach on these unsupported applications, HEI employs third party cybersecurity consultants to assess and resolve issues resulting from a breach, depending on its severity. Hawaiian Electric may also provide guidance and support to assist HEI in assessing and resolving cybersecurity breaches. HEI has also formulated disaster recovery plans, which are updated on an annual basis, involving all of its applications, including those applications not supported by Hawaiian Electric.
HEI’s cybersecurity governance is primarily integrated within Hawaiian Electric’s cybersecurity governance plan and processes. HEI’s board of directors and CWG are tasked with overseeing risks from cybersecurity threats through routine quarterly, or as needed, updates and periodic deep-dive sessions. These updates provide updates on cybersecurity incidents, as well as overall cybersecurity risk reduction program maturity, emerging and current cybersecurity risks, and the cybersecurity threat landscape.
The HEI CFO oversees all IT and cybersecurity matters at HEI, including having oversight responsibility for the services delivered under the SLA. Since the HEI CFO does not have the expertise in cybersecurity, the HEI CFO works with the Hawaiian Electric CISO and, if necessary, with third-party cybersecurity consultants on assessing, identifying, and managing material cybersecurity matters impacting HEI. There were no cybersecurity incidents that have materially affected or are reasonably likely to materially affect HEI, including its business strategy, results of operations or financial condition.
ITEM 2.    PROPERTIES
HEI and Hawaiian Electric:  See the “Properties” sections under “HEI,” “Electric utility” and “Bank” in Item 1. Business above.
ITEM 3.    LEGAL PROCEEDINGS
HEI and Hawaiian Electric:  HEI and Hawaiian Electric (including their direct and indirect subsidiaries) may be involved in ordinary routine PUC proceedings, environmental proceedings and/or litigation incidental to their respective businesses. See the descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in “Item 1. Business,” in HEI’s MD&A and in the Notes 2, 4 and 5 of the Consolidated Financial Statements. The outcomes of litigation and administrative proceedings are necessarily uncertain and there is a risk that the outcome of such matters could have a material adverse effect on the financial position, results of operations or liquidity of HEI or one or more of its subsidiaries for a particular period in the future.

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

Name	Age	Business experience for last 5 years and prior positions with the Company
Scott W. H. Seu	58
HEI President and Chief Executive Officer since 1/22
HEI Director since 1/22
ASB Director since 1/22, Chair 1/22 to 8/23
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
·  Hawaiian Electric Manager, Resource Acquisition Department, 3/09 to 8/10
·  Hawaiian Electric Manager, Energy Projects Department, 5/04 to 3/09
·  Hawaiian Electric Manager, Customer Installations Department, 1/03 to 5/04
·  Hawaiian Electric Manager, Environmental Department, 4/98 to 12/02
·  Hawaiian Electric Principal Environmental Scientist, 1/97 to 4/98
·  Hawaiian Electric Senior Environmental Scientist, 5/96 to 12/96
·  Hawaiian Electric Environmental Scientist, 8/93 to 5/96

Scott T. DeGhetto	60
HEI Executive Vice President, Chief Financial Officer and Treasurer, since 10/23
· Prior to joining the Company in October 2023: Moelis & Company, Managing Director, Power, Utilities & Renewable Energy, 2011-2023.

Kurt K. Murao	54
HEI Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since 1/20
·  HEI Vice President - Legal & Administration and Corporate Secretary, 10/16 to 12/19
·  HEI Associate General Counsel, 3/11 to 10/16

Shelee M. T. Kimura	50
Hawaiian Electric President and Chief Executive Officer since 1/22
·  Hawaiian Electric Senior Vice President, Customer Service and Public Affairs, 3/21 to 12/21
·  Hawaiian Electric Senior Vice President, Customer Service, 2/19 to 3/21
·  Hawaiian Electric Senior Vice President, Business Development & Strategic Planning, 1/17 to 2/19
·  Hawaiian Electric Vice President, Corporate Planning & Business Development, 5/14 to 1/17
·  HEI Director, Investor Relations, Strategic Planning & Budget, 11/09 to 5/14
·  HEI Manager, Corporate Finance and Investments, 8/04 to 11/09

Ann C. Teranishi	49
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
HEI:
Certain of the information required by this item is disclosed in Note 15, “Regulatory restrictions on net assets” and “Equity compensation plan information” under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.
HEI’s common stock is traded on the New York Stock Exchange under the ticker symbol “HE.” As of February 15, 2024, HEI had 4,753 registered shareholders (i.e., holders of record of HEI common stock), 16,928 DRIP participants and total record shareholders of 21,681. The HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, and the current and expected future economic conditions. In August 2023, due to the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter of 2023 dividend. This action is intended to allow the Company to maximize liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utility and Bank.
Purchases of HEI common shares were made during the fourth quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2023	22,544	$12.38	—	NA
November 1 to 30, 2023	10,401	12.93	—	NA
December 1 to 31, 2023	39,788	13.52	—	NA
Total	72,733		—	NA
NA Not applicable.
*     Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**     The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 2,194 of the 72,733 shares were purchased for the DRIP; 63,800 of the 72,733 shares were purchased for the HEIRSP; and the remaining of the 6,739 shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Hawaiian Electric:
Since a corporate restructuring on July 1, 1983, all the common stock of Hawaiian Electric has been held solely by its parent, HEI, and is not publicly traded. Accordingly, information required with respect to “Market information” and “holders” is not applicable to Hawaiian Electric.
The dividends declared and paid on Hawaiian Electric’s common stock for the quarters of 2023 and 2022 were as follows:

Quarters ended	2023	2022
(in thousands)
March 31	$32,250	$31,475
June 30	32,250	31,475
September 30	32,250	31,475
December 31	32,250	31,475
Total	$129,000	$125,900
Also, see “Liquidity and capital resources” in HEI’s MD&A.
See the discussion of regulatory and other restrictions on dividends or other distributions in Note 15 of the Consolidated Financial Statements.
ITEM 6.    [RESERVED]
HEI and Hawaiian Electric: Not applicable.

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
Bank. ASB is a full-service community bank serving both consumer and commercial customers in the State of Hawaii and has 35 branches on the islands of Oahu (25), Maui (4), Hawaii (3), Kauai (2), and Molokai (1).
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
Recent developments. On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas caused widespread property damage, including damage to property of the Utilities, and 101 confirmed fatalities in Lahaina at this time (the Maui windstorm and wildfires). The Maui windstorm and wildfires were fueled by extreme winds and drought-like conditions in those parts of Maui. According to the Maui Police Department’s Preliminary After-Action Report, in addition to the loss of life, over 3,450 acres burned and over 3,000 structures were destroyed in those areas. In Lahaina, a fire was reported at about 6:30 a.m. (the “Morning Fire”) and appears to have been caused by power lines that fell in high winds and spread into a field near Lahaina Intermediate School. The Maui Fire Department responded promptly to the Morning Fire, and according to the Fire Department’s public statement that morning, by 9 a.m. the Morning Fire was “100% contained.” The Maui fire chief subsequently reported that the Fire Department had determined that the Morning Fire was “extinguished” and left the scene. Shortly before 3 p.m. that day, while the power remained off, Utility crew members saw a small fire in the same field about 75 yards away from Lahainaluna Road. They immediately called 911 and reported the fire (the “Afternoon Fire”). At the time of the Afternoon Fire, the Company’s power lines in the area where that fire ignited were not energized and had not been energized for more than six hours. By the time the Maui Fire Department arrived back on the scene, it was not able to contain the Afternoon Fire and it spread out of control toward Lahaina. No determination as to the cause of the Afternoon Fire has been made. The Company believes that most of the property damage and all of the fatalities are from the Afternoon Fire.
The circumstances surrounding the Maui windstorm and wildfires are currently the subject of several investigations.
As of February 27, 2024, HEI and the Utilities have each been named in 108 lawsuits related to the Maui windstorm and wildfires. These civil and class action lawsuits have been filed in the Maui and Oahu Circuit Courts against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively, “tort-related legal claims”). Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities and two other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunication companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. In addition to the tort-related legal claims, the Company is also involved in a securities class action and three shareholder lawsuits. Refer to Note 2 of the Consolidated Financial Statements for more information on these lawsuits.

Sustainability. At HEI, sustainability principles have long been embedded as applicable within the Company’s activities and are integral to the Company’s efforts to create value for all of its stakeholders. With all of its operations isolated in the middle of the Pacific Ocean, the Company’s long-term health and financial performance is inextricably linked with the strength of the Hawaii economy, its communities, and the environment. That is why long-term shareholder and broader stakeholder value are both served by the Company’s efforts to serve as a catalyst for a better Hawaii.
In 2021, the Company identified a number of priorities that reflect the essential connection between the health of Hawaii’s environment, economy and communities and HEI’s long-term success. The key sustainability priorities the Company is working to advance include:
•decarbonizing the Company’s operations and the broader Hawaii economy;
•promoting Hawaii’s economic health and improving affordability for all residents;
•ensuring resilience as the Company adapts to a changing climate, which is exacerbating conditions that can lead to increasing risk of droughts, severe storms, flooding, wildfires and other extreme weather events and natural disasters;
•maintaining resilience as the Company navigates the clean energy transition;
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
The Company has also focused on ensuring that sustainability considerations are appropriately integrated into governance structures, strategies and risk management. This includes:
•Integration of Board oversight of important sustainability matters into its existing governance structures and processes across companies. This includes full HEI Board review of sustainability-related strategies, Audit & Risk Committee oversight of sustainability-related risks, Compensation & Human Capital Management Committee responsibility for sustainability-related compensation matters and human capital management and Nominating and Corporate Governance Committee responsibility for ensuring an appropriate board governance framework is in place with respect to sustainability.
•Robust sustainability and risk management expertise among board members, including directors with direct experience in renewable energy, climate change policy and strategy, and risk and environmental management.
•Expanded sustainability goals as part of HEI and Utility executive incentive compensation.
•Sustainability considerations explicitly woven into strategic planning efforts and enterprise risk management processes.
The Company is committed to transparency and providing information to allow customers, community leaders, investors and other stakeholders to understand how the Company’s strategies and operations advance sustainability objectives and contribute to long-term stakeholder value creation.
The Company issued its first consolidated sustainability report in September 2020. The report was aligned with Sustainability Accounting Standards Board (SASB) guidance—using the electric utilities standard for Hawaiian Electric, and the commercial banks, commercial finance, and mortgage finance standards for ASB. The Company has since further developed its sustainability reporting to include SASB disclosures for Hawaiian Electric and ASB and disclosures regarding risks and opportunities related to climate change, as well as associated risk management and governance processes, based on recommendations from the Task Force on Climate-related Financial Disclosures. It has also outlined key impacts for the Company under two climate scenarios, including a scenario targeted to limit global temperature rise to 2 degrees Celsius or lower. The Company’s most recent reports include HEI’s enterprise-wide GHG emissions inventory, providing the basis to further guide the Company's strategies and enable greater transparency around its progress on climate issues. Net enterprise-wide GHG emissions in measured categories have decreased over time, driven largely by reductions in the utility’s generation-related emissions intensity. The Company’s sustainability reports can be found at www.hei.com/sustainability.

HEI consolidated results of operations.

(dollars in millions, except per share amounts)	2023	% change	2022	% change	2021
Revenues	$3,682	(2)	$3,742	31	$2,850
Operating income	353	(7)	381	(1)	386
Net income for common stock	199	(17)	241	(2)	246
Net income (loss) by segment:
Electric utility	$194	3	$189	6	$178
Bank	53	(33)	80	(21)	101
Other	(48)	(73)	(28)	15	(33)
Net income for common stock	$199	(17)	$241	(2)	$246
Basic earnings per share	$1.82	(17)	$2.20	(2)	$2.25
Diluted earnings per share	$1.81	(18)	$2.20	(2)	$2.25
Dividends per share	$1.08	(23)	$1.40	3	$1.36
Weighted-average number of common shares outstanding (millions)	109.7	—	109.4	—	109.3
Dividend payout ratio	59%		60%		73%
In 2023, net income for HEI common stock decreased (17)% to $199 million ($1.81 diluted earnings per share), compared to $241 million ($2.20 diluted earnings per share) in 2022, due to $27 million lower net income at ASB and $20 million higher net loss at the “Other” segment, partly offset by $5 million higher net income at the Utilities. The decrease in ASB’s 2023 net income compared to 2022 was primarily due to a loss on the sale of investment securities and Maui wildfires related costs. The decrease in the “Other” segment’s 2023 net income compared to 2022 was primarily due to Maui windstorm and wildfires related costs and higher operating expenses at Pacific Current. The increase in the Utilities’ 2023 net income compared to 2022 was principally due to higher ARA revenues, which included the customer dividend delivered to customers, partially offset by higher operating expenses. See “Electric utility,” “Bank,” and “HEI Consolidated—Other segment” sections below for additional information on year-to-year fluctuations.
The Company’s effective tax rate (combined federal and state income tax rates) was comparable at 18% in 2023, compared to 20% in 2022, primarily due to a decrease in income before income taxes in 2023, which increased the rate impact of certain tax items, higher nontaxable bank-owned life insurance, partially offset by the lower amortization in 2023 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.
For a discussion of 2021 results, please refer to the “HEI consolidated results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—HEI Consolidated,” in the Company’s 2022 Form 10-K.

Maui windstorm and wildfires related expenses, net. For 2023, the Company’s incremental expenses related to the Maui windstorm and wildfires, which includes the $75 million contribution and insurance receivable as discussed in Note 2 of the Consolidated Financial Statements, were as follows:

	Year ended December 31, 2023
(in thousands)	Electric utility	Bank	Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$24,737	$907	$9,232	$34,876
Outside services expense	10,532	2,798	1,492	14,822
Provision for credit losses	—	5,900	—	5,900
One ‘Ohana Initiative contribution	75,000	—	—	75,000
Other expense	3,316	1,666	203	5,185
Interest expense	1,223	—	1,377	2,600
Total Maui windstorm and wildfires related expenses	114,808	11,271	12,304	138,383
Insurance recoveries[1]	(98,613)	—	(5,967)	(104,580)
Deferral treatment approved by the PUC[2]	(14,692)	—	—	(14,692)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,503	$11,271	$6,337	$19,111
1    Includes insurance receivable of $75 million related to the One ‘Ohana Initiative contribution.
2    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires. Amounts were reclassified to a regulatory asset. See Item 1A. “Risk Factors” for further discussion of regulatory risks. See Note 2 of the Consolidated Financial Statements.
Note: Other segment Maui windstorm and wildfires related expenses - legal, outside services and other are included in “Expenses-Other” and interest expense is included “Interest expense, net—other than on deposit liabilities and other bank borrowings” on the HEI and subsidiaries Consolidated Statements of Income. See Electric utility and Bank sections below for more detail.
The Company expects the Electric utility and HEI to continue to incur significant expenditures in connection with the Maui windstorm and wildfires; however, the Company has partially mitigated the financial impact through insurance recoveries as well as the Utilities obtaining deferral treatment for incremental non-labor expense.
Other segment. The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI, ASB Hawaii, and Pacific Current.

(in millions)	2023	2022	Increase (decrease)	Primary reason(s)
Revenue[1]	$18	$12	$6	Increase in other sales at Pacific Current subsidiaries.
Operating loss[1]	(27)	(20)	(7)
Higher HEI corporate operating loss ($24 million in 2023 vs. $22 million in 2022) primarily due to $6 million of Maui windstorm and wildfires related costs in 2023, partly offset by decrease in incentive compensation expenses. Lower Pacific Current operating income ($3 million in 2023 operating loss vs $2 million in 2022 operating income) primarily due to lower asset performance.

Interest expense & other, net of interest income	(37)	(27)	(10)	Interest expense & other, net of interest income in 2023 was higher than in 2022 primarily due to higher interest expense at corporate (higher balances and rate) and Pacific Current (higher balances).
Gain (loss) on sales of equity-method investment	(1)	8	(9)	Primarily prior year gain and current year loss on sale of an equity-method investment at Pacific Current.
Income tax benefit	17	11	6	Higher pretax loss
Net loss	$(48)	$(28)	$(20)
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
In the fourth quarter, the average daily passenger count was 1.7% higher than the comparable period in the prior year, but down 5.6% compared to the 2019 pre-COVID-19 count. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, primarily Japan, remaining at lower levels, but activity is increasing compared to 2022. In the fourth quarter, international visitor arrivals (excluding Japan) have continued to increase at a modest pace, but are still 16% below 2019 levels, whereas Japanese visitors are 45% below 2019 levels.
Hawaii’s seasonally adjusted unemployment rate in December 2023 was 2.9%, which was lower compared to the December 2022 rate of 3.7%. The national unemployment rate in December 2023 was 3.7% compared to 3.5% in December 2022. According to the most recent forecast by UHERO, issued on December 15, 2023, job growth in the state will decrease to 1% for 2024 and 2025. The Maui windstorm and wildfires destroyed a majority of the businesses in Lahaina, and tourism in West Maui is not expected to recover for some time. However, unemployment is forecasted to be lower than initially expected, reflecting faster employment recovery and anticipated outflows from the labor force as some residents relocate off island. Accordingly, unemployment on Maui is predicted to average 4.4% in 2024, receding to 3.1% by 2026.
While economic conditions appear to be trending favorably, the Utilities’ kWh sales in 2023 were down by 1.5%, compared to 2022 due to a decrease in Maui sales from the Maui windstorm and wildfires and the continued adoption of energy efficiency measures and distributed energy resources. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 4 of the Consolidated Financial Statements for a discussion of the decoupling mechanism.
Hawaii real estate activity through December 2023, as indicated by Oahu’s home resale market, resulted in an increase in the median sales price of 1.5% for condominiums and a decrease of 5.1% for single-family homes compared to the same period in 2022, with the December median single-family home price of $996,500, below the record $1,153,500 set in May 2022. The number of closed sales decreased 24.4% for condominiums and 9.9% for single-family residential homes through the fourth quarter of 2023 compared to 2022.
Hawaii’s petroleum product prices relate to the crude oil in international markets. The price of crude oil has decreased through July 2023 and since then, gradually increased through September and then decreased through December, although remaining below 2022’s peak.
At its December 13, 2023 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 5.25% - 5.50%. The FOMC is still assessing plans to adjust their stance on monetary policy depending on the economic outlook to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities and agency mortgage-backed securities.
Since its peak in June of 2022, monthly inflation rates have decreased as reflected in the U.S. Consumer Price Index (CPI). Although the inflation rate, as measured by CPI, appears to be cooling off from last year’s peak, the rate is still at a moderately-high level of 3.4% as of December 2023. These inflationary pressures are expected to continue over the near- to medium-term and have led to higher costs for O&M and capital projects and higher interest expense at the Utilities and HEI, as well as higher compensation and benefits cost at the Bank.
UHERO forecasts full year 2024 real GDP growth of 1.5%, an increase in total visitor arrivals of 2.0%, an increase in real personal income of 1.6%, and an unemployment rate of 2.7%. The Maui visitor industry has been recovering faster than anticipated and visitors to the rest of the state have reached record levels. The forecast anticipates visitors to Hawaii will be nearly flat in 2024, before returning to moderate growth in 2025. Hawaii has seen softer visitor spending in 2023 due to the disruption of high-priced Maui tourism along with the weak yen, which has weighed on Oahu spending. Real visitor spending is expected to drop in 2024 and 2025. The U.S. outperformed most advanced economies in 2023, but high interest rates have weighed on investment, and the labor market has softened. Consumer spending will slow as excess savings decrease, which will help bring inflation into the Fed’s target range and achieve a “soft landing” 1.1% growth in 2024. If economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s financial position or results of operations.
See also “Recent Developments” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact of recent events.

Liquidity and capital resources.  The Company’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of its businesses remain strong, the Company took prudent and measured actions to reinforce its commitment to serving the community for the long term. In August 2023, HEI and Hawaiian Electric fully drew down $175 million and $200 million, respectively, on their existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. The Company has taken additional prudent measures to strengthen its financial position while continuing to provide reliable service to its customers and reinforcing our commitment to serving the community for the long term. Some of these proactive measures include suspending the quarterly cash dividend on HEI’s common stock after payment of the second quarter dividend in September 2023 and reducing or eliminating discretionary costs. At ASB, approximately $185 million of investment securities primarily with below-market yields were sold with the proceeds used to pay down higher cost funding sources. The Company is working with financial advisors to maximize liquidity and believes it has adequate cash to meet its financial obligations and sustain operations in the short term.
As of December 31, 2023, HEI had $175 million drawn on its revolving credit facility and no commercial paper outstanding, and $137 million of cash and cash equivalents. As of December 31, 2023, Hawaiian Electric had $200 million drawn on its revolving credit facility and no commercial paper outstanding, and $106 million of cash and cash equivalents.
As of December 31, 2023, the total amount of available borrowing capacity (net of commercial paper outstanding) under HEI’s and Hawaiian Electric’s committed lines of credit was nil (see Note 6 of the Consolidated Financial Statements). As of December 31, 2022, the total amount of available borrowing capacity (net of commercial paper outstanding) under HEI’s and Hawaiian Electric’s committed lines of credit was approximately $125 million and $112 million, respectively.
As of December 31, 2023, ASB’s unused FHLB borrowing capacity was approximately $1.9 billion and ASB had unpledged investment securities of $0.6 billion that were available to be used as collateral for additional borrowing capacity.
On March 16, 2023, HEI executed a private placement under which HEI authorized the issue and sale of $100 million of unsecured senior notes that were fully drawn on May 30, 2023. The proceeds of the unsecured senior notes, HEI Series 2023A for $39 million and HEI Series 2023B for $61 million, were used to repay the $100 million term loan facility on May 31, 2023. The HEI Series 2023A and 2023B bear interest at 6.04% and 6.10%, respectively and are due June 15, 2028 and June 15, 2033, respectively. See Note 7 of the Consolidated Financial Statements for additional information.
The Company believes that its cash and cash equivalents and expected operating cash flow from operations will be sufficient to meet the Company’s cash requirements in the short term based on its current business plans. However, the Company expects that HEI and the Utilities’ liquidity will continue to be impacted as a result of the August 2023 downgrades of their credit ratings to below investment grade which prevents the Company from accessing unsecured, short-term borrowings and will continue to have restricted access to the capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms while the resolution of the Maui windstorm and wildfires and the ongoing related lawsuits are pending. Additionally, higher working capital requirements resulting from lingering COVID-19 impacts to the local economy and elevated fuel prices, could also increase liquidity needs. For the Utilities, while fuel prices have moderated from their highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and higher customer accounts receivable balances as fuel is consumed and billed to customers. While the accounts receivable balance has decreased since December 2022, it remains elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2022 and 2023, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic collection practices, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable and higher bad debt expense. As of December 31, 2023, approximately $22 million of the Utilities’ accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 49% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below).
If further liquidity is deemed necessary in the short term, the Utilities could also reduce the pace of capital spending related to non-essential projects, manage O&M expenses, seek borrowings on a secured basis, and explore asset sales.
At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $435 million as of December 31, 2023, compared to $156 million as of December 31, 2022. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the Hawaii economic outlook remains stable, there are emerging risks from potential continued turmoil in the banking industry, inflation, higher interest rates and the tightening of monetary policy that increase the risk of a recession which could create increased uncertainty regarding the impact on loan performance and the allowance for credit losses (see “Recent Developments” in the Bank section below).

HEI Consolidated material cash requirements. Material cash requirements of HEI Consolidated include: Utility related capital expenditures (including capital expenditures related to wildfires and wildfire mitigations), labor and benefit costs, O&M expenses, legal and consulting costs related to the Maui windstorm and wildfires, fuel and purchase power costs, and debt and interest payments; Bank related investments in loans; HEI related labor and benefits costs, shareholder dividends, debt and interest payments and legal and consulting costs related to the Maui windstorm and wildfires; and HEI equity contributions to support Pacific Current’s sustainable infrastructure investments.
Forecasted HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) consists primarily of the net capital expenditures of the Utilities principally related to maintaining and modernizing the grid to allow for the integration of more renewable energy, improved customer reliability, greater system efficiency and enhanced resilience. The Utilities’ capital expenditures are forecasted to be funded primarily through a combination of retained earnings and proceeds from other sources of debt financings (see also discussion regarding other material cash requirements under “Financial Condition–Liquidity and capital resources,” contained in the “Electric utility” and “Bank” sections below). In addition to the funds required for the Utilities’ construction programs and debt maturities, with respect to HEI, approximately $50 million will be required in 2025 to repay maturing long-term debt. Debt maturities are expected to be repaid with the proceeds from existing cash on hand, and if available, the issuance of commercial paper, bank borrowings, other medium- or long-term debt, issuance of common stock and/or dividends from subsidiaries. The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions (see Note 15 of the Consolidated Financial Statements). Additional debt and/or equity financing, if available, may be utilized to invest in the Utilities, Bank or Pacific Current; to pay down commercial paper or other short-term borrowings, if any; to pay interest costs; or to fund unanticipated expenditures, such as increases in the costs of, or an acceleration of, the construction of capital projects of the Utilities or unanticipated utility capital expenditures. In addition, existing debt may be refinanced prior to maturity with additional debt or equity financing (or both).
Certain Maui windstorm and wildfires legal-related costs of HEI and the Utilities, including the One ‘Ohana Initiative contribution, are recoverable under $165 million of excess liability insurance and $145 million of directors and officers liability insurance policies (see further information in Note 2 of the Consolidated Financial Statements). As of December 31, 2023, HEI and the Utilities have approximately $66 million and $139 million of insurance coverage remaining under the excess liability and directors and officers liability policies, respectively, after deducting applicable retention amounts and estimated insurance recoveries, including the One ‘Ohana Initiative contribution.
Selected short-term and long-term contractual obligations and commitments.  Information about payments under the specified contractual obligations and commercial commitments of HEI and its subsidiaries was as follows:

December 31, 2023
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations
Investment in qualifying affordable housing projects	$35	$43	$9	$1	$88
Time certificates	899	151	12	2	1,064
Other bank borrowings	550	200	—	—	750
Long-term debt	18	283	722	1,835	2,858
Interest on CDs, other bank borrowings, short-term loan and long-term debt	171	240	187	781	1,379
Operating and finance leases
PPAs classified as leases	38	76	72	511	697
Other leases	21	32	16	33	102
Service bureau contract, maintenance agreements and other	23	23	10	—	56
Hawaiian Electric open purchase order obligations[1]	172	61	7	7	247
Hawaiian Electric fuel oil purchase obligations (estimate based on fuel oil price at December 31)	4	5	—	—	9
Hawaiian Electric power purchase–minimum fixed capacity charges not classified as leases	84	169	177	599	1,029
Liabilities for uncertain tax positions	4	1	10	—	15
Total (estimated)	$2,019	$1,284	$1,222	$3,769	$8,294
1Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, certain trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans, and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2023, the fair value of the assets held in trusts to satisfy the obligations of the Company’s retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above; however, see Note 11 of the Consolidated Financial Statements for 2024 estimated contributions.
See Note 4 of the Consolidated Financial Statements for a discussion of the Utilities’ commitments. See Note 5 of the Consolidated Financial Statements for a further discussion of ASB’s commitments.
Operating activities provided net cash of $551 million in 2023 and $454 million in 2022. Investing activities used net cash of $257 million in 2023 and $1,129 million in 2022. In 2023, net cash used in investing activities was primarily due to capital expenditures and a net increase in loans receivable, partly offset by proceeds from sale of securities, receipt of repayments from available-for-sale investment securities, proceeds from sale of commercial loans and repayments from held-to-maturity investment securities. In 2022, net cash used in investing activities was primarily due to net increase in loans receivable, purchases of available-for-sale investment securities, capital expenditures, purchases of loans held for investment and net purchases of stock from Federal Home Loan Bank, partly offset by receipt of repayments from available-for-sale and held-to-maturity investment securities.
Financing activities provided net cash of $196 million in 2023 and $568 million in 2022. In 2023, net cash provided by financing activities included proceeds from other bank borrowings, revolving credit facilities and long-term debt, partly offset by repayment of other bank borrowings and long-term debt, net decreases in deposit liabilities, other bank borrowings and short-term borrowings and payment of common and preferred stock dividends. In 2022, net cash provided by financing activities included net increases in other short-term borrowings and proceeds from issuance of short-term and long-term debt and net increases in short-term borrowings, partly offset by repayment of long-term debt and payment of common and preferred stock dividends.
For a discussion of 2021 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—HEI Consolidated,” in the Company’s 2022 Form 10-K.
Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Liquidity and capital resources” sections below.) During 2023, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $129 million and $39 million, respectively.
In August 2023, due to the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter dividend. This action is intended to allow the Company to provide additional liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utilities and Bank. The ASB Board of Directors determined to suspend its quarterly cash dividends to HEI, starting after the second quarter dividend, to help ensure maximum possible Bank liquidity and capital. The Hawaiian Electric Board of Directors reduced its fourth quarter cash dividend to HEI, from $32 million in the third quarter, to $13 million, to allow the Utilities to devote more resources to restoration work on Maui and to make critical capital investments, including for wildfire mitigation. A material reduction or delay in dividends or other distributions from one or more of the operating subsidiaries to HEI for an extended period of time could have a material adverse effect on the Company’s financial condition and results of operation.
A portion of the net assets of Hawaiian Electric and ASB is not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval. In the absence of an unexpected material adverse change in the financial condition of the electric utilities or ASB, such restrictions are not expected to significantly affect the operations of HEI or its ability to meet its debt or other cash obligations. See Note 15 of the Consolidated Financial Statements.
Although the Company’s credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms, the Company currently believes that its ability to generate cash, both internally from electric utility and banking operations and the existing cash fully drawn on its revolving credit facilities is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other material cash requirements in the short term. However, in the long-term, any material reduction or extended delay in dividends or other distributions from one or more operating subsidiaries to HEI and the potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy and geopolitical situations, create significant uncertainty, and the Company cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part I for further discussion of risks and uncertainties.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

December 31	2023		2022
(dollars in millions)
Short-term borrowings, net—other than bank	$—	—%	$173	3%
Long-term debt, net—other than bank	2,842	54	2,385	50
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,345	45	2,202	46
	$5,221	100%	$4,794	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Year ended December 31, 2023
(in millions)	Average balance	End-of-period balance	December 31, 2022
Commercial paper	$24	$—	$50
Line of credit draws on revolving credit facility	63	175	—
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit draws on its revolving credit facility, which are disclosed below under “Electric utility—Liquidity and capital resources”. The maximum amount of HEI’s short-term commercial paper borrowings in 2023 was $99 million. As of December 31, 2023, available committed capacity under HEI’s line of credit facility was nil.
Prior to the Maui windstorm and wildfires, HEI utilized short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of December 31, 2023. Historically, HEI also periodically utilized unsecured long-term debt, to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes. The downgrades of HEI’s credit ratings will impact HEI’s ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms.
See Notes 6 and 7 of the Consolidated Financial Statements for a brief description of the Company’s loans.
In August 2023, the credit ratings of HEI and Hawaiian Electric were subject to multiple downgrades, including to ratings below investment grade, by Fitch, Moody’s and S&P. These rating actions were primarily due to the uncertainty facing the Company due to the damages caused by the Maui windstorm and wildfires. From prior to the August 2023 downgrades, to as of February 15, 2024, the Fitch, Moody’s and S&P ratings of HEI were as follows:

	Fitch		Moody’s		S&P
	To	From	To	From	To	From
Long-term issuer default, long-term corporate family and issuer credit, respectively	B	BBB+	B1[1]	WR1	B-	BBB-
Short-term issuer default, commercial paper and commercial paper, respectively	B	F2	NP	P-2	B	A-3
Outlook	Watch Negative	Stable	Stable[2]	Stable	Watch Negative	Stable
1     Prior to the August 2023 downgrades, Moody’s long-term debt rating was withdrawn because HEI did not have any outstanding, publicly traded debt. In December 2023, Moody’s assigned HEI a long-term corporate family rating of “B1.” Moody’s continues to rate Hawaiian Electric’s long-term debt. See ‘Electric utility–Liquidity and capital resources’ below.
2     In December 2023, Moody’s revised HEI’s outlook from “Review for Downgrade” to “Stable” due to several positive developments, including proactive efforts by the State of Hawaii to develop a plan to address the financial and legal issues raised by the wildfires.
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

See “Credit and Capital Market Risk” in Item 1A. Risk Factors. The downgrades of HEI’s and Hawaiian Electric’s credit ratings impacted the Company’s ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on HEI’s acceptable terms.
There were no new issuances of common stock through the HEIRSP or the ASB 401(k) Plan in 2023, 2022 or 2021 and HEI satisfied the share purchase requirements of the HEIRSP and ASB 401(k) Plan through open market purchases of its common stock. There were no new issuances of common stock through the Dividend Reinvestment Program (DRIP) from January 2023 through September 4, 2023, December 6 through December 31, 2023, in 2022 or in 2021 and HEI satisfied the share purchase requirements of the DRIP through open market purchases of its common stock. From September 5 through December 5. 2023, HEI satisfied the share purchase requirements of the Dividend Reinvestment Program (DRIP) through new issuances of approximately 0.5 million shares of common stock, amounting to $6.6 million, primarily for participants receiving the September 2023 dividend payment.
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

The discount rate used to calculate the Company’s benefit obligations is a significant assumption that affects the Company’s benefit obligations. As of December 31, 2023, the discount rates for HEI and the Utilities’ pension and other benefits plans were 5.35% and 5.39%, respectively. Based on various assumptions in Note 11 of the Consolidated Financial Statements, sensitivities of the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO) as of December 31, 2023, associated with a change in the discount rate, were as follows and constitute “forward-looking statements”:

Actuarial assumption	Change in assumption in basis points	Impact on HEI Consolidated PBO or APBO	Impact on Consolidated Hawaiian Electric PBO or APBO
(dollars in millions)
Pension benefits
Discount rate	+/-50	$(129)/$145	$(122)/$137
Other benefits
Discount rate	+/-50	$(7)/$8	$(7)/$8
Also, see Notes 1 and 11 of the Consolidated Financial Statements.

Contingencies and litigation.  The Company is subject to proceedings (including PUC proceedings), lawsuits and other claims. Management assesses the likelihood of any adverse judgments in or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual case or proceeding often with the assistance of outside counsel. The required reserves may change in the future due to new developments in each matter or changes in approach in dealing with these matters, such as a change in settlement strategy.
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
Although the Company is unable to predict the ultimate outcome of the Maui windstorm and wildfires investigation, it is reasonably possible that the Company may incur losses related to the Maui windstorm and wildfires which may be material beyond the $75 million contribution to the One ‘Ohana Initiative and incurred legal costs. In addition, on November 6, 2023, the Hawaii Insurance Division of the State of Hawaii Department of Commerce and Consumer Affairs released preliminary data on Maui windstorm and wildfires claims, and the Hawaii Insurance Division has subsequently provided updated data. Through November 30, 2023, the data collected from over 200 insurers indicated estimated total insured losses for residential and personal property of more than $1.6 billion. The estimated total losses represent insured claims related to personal motor vehicles and residential property (i.e., homeowners insurance, dwelling-fire landlord, condominium unit owner, renters insurance, and other residential property) and do not account for uninsured or underinsured property losses, commercial property losses, interest, attorneys’ fees, fire suppression and clean-up costs, evacuation costs, personal injury or wrongful death damages, medical expenses or other costs, such as potential punitive damages, fines or penalties. It is uncertain whether the insured claims reported to the Hawaii Insurance Division are complete, and together with property damage claims unaccounted for, as mentioned above, the total amount of property damage claims could be materially higher than the amount reported by the Hawaii Insurance Division. The Hawaii Insurance Division did not state whether it intends to provide updated information in the future. See Note 2 of the Consolidated Financial Statements for more information.

See Notes 1, 2, 4 and 5 of the Consolidated Financial Statements.
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

See Note 13 of the Consolidated Financial Statements.
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
Recent developments. See also “Recent developments” in HEI’s MD&A and Note 2 of the Consolidated Financial Statements, which includes disclosures relating to Maui windstorm and wildfires.
For the full year 2023, operation and maintenance expenses were higher by approximately $36 million, or 7%, as compared to 2022. The increase was mainly due to costs incurred associated with the Maui windstorm and wildfires and higher transmission and distribution (T&D) preventative and corrective maintenance resulting primarily from more trouble calls. Higher costs due to inclement weather related issues, higher labor and employee benefits, and higher outside consulting costs on various customer service and information technology projects also contributed to the increase.
For the full year 2023, kWh sales volume decreased 1.5% from 2022 levels. Although electricity prices have decreased since the end of 2022, elevated prices over the past year have continued to impact electricity consumption. Another impact leading to a decrease of electricity sales is due to the Maui windstorm and wildfires. Maui had a decrease of 7.1% kWh sales volume in the fourth quarter of 2023 compared to the same period in 2022. Additionally, the continued adoption of energy efficiency measures and distributed energy resources contributed to the reduction of kWh sales.
Fuel costs have decreased through July 2023, gradually increased through November and then decreased through December. While the fuel costs are below 2022’s peak, they remain elevated. Although the Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum exposure annually), higher customer bills could reduce customers’ ability to pay timely or increase the risk of non-payment. In addition, the higher customer bills may lead the PUC to consider other actions to limit or delay any proposed increase in rates in order to mitigate the overall bill impact of rising fuel prices.
In December 2023, the consumer price index moderated to 3.4% from a peak of 9.1% in June 2022. In Hawaii, the November 2023 Urban Hawaii (Honolulu) Consumer Price Index (CPI) also declined from its peak, with an increase of 3.6% over the last 12 months. Under the PBR framework, inflation risk for the Utilities is partially mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA adjustment includes an adjustment for the annual change in inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the RAM Revenue adjustments in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA adjustment. The inflation factor percentage is the consensus projection of annual percentage change in GDPPI for the following calendar year published by Blue Chip Economic Indicators each October. For the 2023 calendar year, the forecasted 2023 GDPPI was 3.68% (net of the 0.22% customer dividend), measured in October 2022, and became effective in rates on January 1, 2023. For the 2024 calendar year, the forecasted 2024 GDPPI was 2.18% (net of the 0.22% customer dividend), measured in October 2023, and became effective in rates on January 1, 2024.
•The non-compounded portion of the ARA adjustment includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC for the years 2021 through 2025.
Customer accounts receivable decreased in 2023 by $44 million, or 15% since December 31, 2022. The decrease in accounts receivables was primarily driven by payment on a large delinquent commercial customer account, lower customer bills resulting from lower fuel prices, receipt of government and other program assistance, and higher cash receipts associated with increased disconnection efforts. At this time, while accounts receivable balances continue to remain elevated compared to pre-pandemic levels, the decrease in accounts receivable balances since the beginning of the year has reduced working capital requirements and benefited the Utilities’ liquidity. See “Financial Condition—Liquidity and capital resources” for additional information.
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. The Utilities deferred COVID-19 related costs through a PUC approved period that ended on December 31, 2021. In the second quarter of 2022, the Utilities filed an application to seek recovery of the COVID-19 deferred costs, not to exceed the amount of $27.8 million. On December 29, 2023, the PUC issued a decision and order (December 2023 D&O) approving the Utilities’ request to recover the COVID-19 related deferred costs up to $8.8 million through the Z-factor. The PUC directed the Utilities to divide COVID-19 deferred costs evenly over a three-year recovery period from 2024 through 2026. Any additional collection efforts that reduce the amount to be recovered from the Utilities’ customers shall be subtracted from the Year 3 recovery amount. As of December 31, 2023, the Utilities have recorded $8.7 million in regulatory assets for deferral of COVID-19 related costs. (See discussion under “Regulatory assets and liabilities - Regulatory assets for COVID-19 related costs” in Note 4 of the Consolidated Financial Statements).
Regulatory Developments. On November 15, 2021, President Biden signed into law the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending to be allocated over the next five years through various programs. The funding will help the State of Hawaii achieve its sustainability goals, including renewable energy, resilience, and decarbonization, while also prioritizing economic development, equity and affordability. The Utilities are pursuing potential grant funding of projects under various programs as primary applicant as well as in partnership with other organizations. On August 29, 2023, the U.S. Department of Energy notified Hawaiian Electric that its application for $95 million in federal funds under IIJA has been recommended for award, subject to negotiation of the terms of financial assistance. See “Regulatory proceedings” in Note 4 of the Consolidated Financial Statements for additional discussions.
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
Performance-based regulations. On December 23, 2020, the PUC issued a D&O (PBR D&O) approving a new performance-based regulation framework (PBR Framework). See “Regulatory proceedings” in Note 4 of the Consolidated Financial Statements.
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
On September 1, 2022, the last coal-fired IPP plant in the state, providing approximately 10% of Oahu’s generation, ceased operations, removing a significant source of GHG emissions from the Utilities’ generation mix. In advance of the retirement of the coal-fired IPP plant, the Utilities developed plans, including contingency plans, to ensure reliable service through the transition period. These plans include the anticipated addition of renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, and multiple demand response/DER programs. For example, from the Stage 1 renewable RFP, a 39 megawatt (MW) solar-plus-storage project reached commercial operations in mid-2022 and a 36 MW Stage 1 solar-plus-storage project reached commercial operations in early 2023. From the Stage 2 renewable RFP, a 185 MW standalone storage facility reached commercial operations in December 2023. In addition, in April 2023, a 30 MW Stage 1 solar-plus-storage project on Hawaii Island reached commercial operations.
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
If the Utilities are not successful in meeting the RPS targets as mandated by law, the PUC could assess a penalty of $20 for every megawatt-hour (MWh) that an electric utility is deficient. Based on the level of total generation in 2023, a 1% shortfall in meeting the 2030 RPS requirement of 40% would translate into a penalty of approximately $2.1 million. The PUC has the discretion to reduce the penalty due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated. In addition to penalties under the RPS law, failure to meet the mandated RPS targets would be expected to result in a higher proportion of fossil fuel-based generation than if the RPS target had been achieved, which in turn would be expected to subject the Utilities to limited commodity fossil fuel price exposure under a fuel cost risk-sharing mechanism. The fuel cost risk-sharing mechanism apportions 2% of the fuel cost risk to the utilities (and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.7 million. Conversely, the Utilities have incentives under PIMs that provide a financial reward for accelerating the achievement of renewable generation as a percentage of total generation, including customer supplied generation. The Utilities may earn a reward for the amount of renewable generation above the interpolated statutory RPS goal at $15/MWh in 2023 and $10/MWh for the remainder of the multi-year rate period.
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
    The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s decarbonized future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally trended lower over time as privately-owned DER have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms under the PBR framework reduce some of the regulatory lag during the multi-year rate plan (MRP), such as the annual revenue adjustment to provide annual changes in utility revenues, including inflationary adjustments, and the exceptional project recovery mechanism, which allows the Utilities to recover and earn on certain approved eligible projects placed into service. See “Regulatory proceedings” in Note 4 of the Consolidated Financial Statements.

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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 132 MW of grid services with focus on capacity reduction (60 MW) similarly in response to the potential reserve shortfall from the AES coal plant retirement that occurred on September 1, 2022. The Utilities executed a Grid Services Purchase Agreements (GSPA) for a total grid services amount of 97.4 MW and filed with the PUC to request approval on March 16, 2022. On July 12, 2023, the PUC approved the GSPA with modifications. The Utilities amended the GSPA and filed with the PUC on December 29, 2023.
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. On December 12, 2023, the Utilities have reached the cap and approved the applications totaling approximately 40 MW on Oahu. On December 20, 2023, the PUC approved the extension of the Battery Bonus application to be accepted to December 31, 2023 beyond the 40 MW cap.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently, on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand-Side Management Surcharge. As of December 31, 2023, the Utilities have received and approved the applications totaling approximately 6.5 MW on Maui.
On October 31, 2022, the PUC issued an order, directing the Utilities to solicit comments from all interested parties and stakeholders on the Utilities’ Draft Grid Services RFP filed on June 30, 2022. The proposed Draft Grid Services RFP focused only on Maui and is seeking 15 MW of grid services. Hawaiian Electric issued the RFP on February 1, 2023 and bids were due on February 1, 2024.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. On March 25, 2019, the PUC approved a plan for the Utilities to implement Phase 1 of their Grid Modernization Strategy, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of December 31, 2023, approximately $116 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. On June 24, 2022, the PUC approved with certain conditions the Utilities’ request to aggregate the per-meter and network cost caps and to recover O&M costs associated with full-service territory AMI deployment under the MPIR mechanism. As of December 31, 2023, the Utilities have deployed about 363,000 advanced meters, servicing approximately 77% of total customers.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of Phase 2 of their Grid Modernization Strategy implementation. However, on December 30, 2019, the PUC suspended the Utilities’ application for the ADMS pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This supplement and update to the Grid Modernization Strategy Phase 2 field devices application was filed on March 31, 2021. A PUC order was issued on April 27, 2021, unsuspending and resuming consideration of the Phase 2 Application. The Utilities filed the reply statement of position on October 15, 2021, completing the discovery phase of the docket. On November 16, 2021, the PUC suspended the Utilities’ ADMS and Phase 2 field device application to focus the Utilities’ attention on completing Phase 1. The Utilities filed a Motion for Reconsideration with the PUC in response to the suspension, but the motion was denied. The PUC subsequently clarified that the Utilities may resume the Phase 2 docket no earlier than six months before Phase 1 is scheduled to be completed in the third quarter of 2024. Resumption of the Phase 2 proceeding would likely commence six months prior to the scheduled completion date selected by the PUC. On April 17, 2023, the Utilities filed a motion with the PUC, requesting the suspended docket to be reopened and to allow the Utilities to file an updated and supplemented application for updated project costs. The estimated cost for the implementation of Phase 2 over six years, which includes capital, deferred software costs and O&M costs, is $113 million. On May 3, 2023, the PUC granted the motion to resume the docket, and hosted a technical conference on the updated application on May 19, 2023. The Utilities filed the reply statement of position on September 28, 2023, completing the discovery phase of the docket. On January 19, 2024, the Utilities hosted a Technical Conference with the PUC.
Community-based renewable energy. In December 2017, the PUC adopted a community-based renewable energy (CBRE) program framework which allows customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program has two phases.
The first phase, which commenced in July 2018, totaling 8 MW of solar photovoltaic (PV) only with one credit rate for each island, closed on April 9, 2020. Two phase 1 projects (28.32 kW on Maui and 270 kW on Oahu) have been operational for three years and one Phase 1 project (3,000 kW on Oahu) achieved commercial operations on October 1, 2023. Two additional phase 1 projects expect to become operational in the first quarter of 2024 (Hawaii Island: 750kW and Molokai: 250kW).
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
One CBRE proposal for Lanai was selected but negotiations were terminated on June 15, 2022. With the concurrence of the Independent Observer, a replacement proposal was selected on July 1, 2022. On July 25, 2022, the Utilities announced the selection of a new developer for the Lanai CBRE RFP. On September 21, 2022, the Utilities were informed by Pulama Lanai of a project being planned on Lanai to remove the two large resorts from the grid, which represent approximately 40% of the load of the island and raises great uncertainty around the future energy needs for Lanai. On September 28, 2022, the Utilities notified the PUC that ongoing negotiations for the Lanai CBRE project would continue, but the Utilities did not execute a PPA at this time given the uncertainty due to the Pulama Lanai notification. The parties are currently exploring options to move forward with the project. On Molokai, proposals were only received from a single community co-op group. After evaluation of these proposals and with concurrence of the independent observer, the Utilities filed a letter on September 9, 2022, proposing to close the Molokai CBRE RFP and to work with the lone bidder to improve certain aspects of its two proposed projects outside of the RFP process for the benefit of the residents of Molokai. After successful negotiations, two contracts for solar plus storage facilities were executed and on September 29, 2023, the Utilities filed two applications with the PUC requesting approval of the contracts. On January 8, 2024, the PUC approved the two contracts.
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
Decoupling. See “Decoupling” in Note 4 of the Consolidated Financial Statements for a discussion of decoupling.
Regulated returns. As part of the PBR Framework’s annual review cycle, the Utilities track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility’s rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. The D&O in the PBR proceeding modified the earnings sharing mechanism to a symmetric arrangement. Effective with annual earnings for 2021, the earnings sharing will be triggered for achieved rate-making ROACE outside of a 300 basis points dead band above and below the current authorized rate-making ROACE of 9.5% for each of the Utilities. Earnings sharing credits or recoveries will be included in the biannual report (formally known as annual decoupling filing) to be filed with the PUC in the spring of the following year. Results for 2023, 2022, and 2021 did not trigger the earnings sharing mechanism for the Utilities.
On August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review.
Actual and PUC-allowed returns, as of December 31, 2023, were as follows:

%	Rate-making Return on rate base*			ROACE**			Rate-making ROACE***
Year ended December 31, 2023	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.34	6.77	4.57	8.96	8.09	4.53	9.28	8.27	4.46
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.03)	(0.75)	(2.86)	(0.54)	(1.41)	(4.97)	(0.22)	(1.23)	(5.04)
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
Results of operations.
2023 vs. 2022

2023	2022	Increase (decrease)		(dollars in millions, except per barrel amounts)
$3,270	$3,409	$(139)		Revenues. Net decrease largely due to:
			$(134)	lower kWh purchased and lower PPAC revenue, partially offset by higher purchased power energy prices[1]
			(60)	lower fuel oil prices, partially offset by higher kWh generated[2]
			(3)	lower PIMs
			2	additional pole attachment fee revenue
			3	higher DSM revenue
			5	higher MPIR revenue
			7	higher fuel cost risk-sharing adjustment (reward in 2023)
			40	higher revenue from ARA adjustments
1,211	1,266	(55)		Fuel oil expense.[2] Net decrease largely due to lower fuel oil prices, offset in part by higher kWh generated
672	794	(122)
Purchased power expense[1,2]. Net decrease largely due to lower kWh purchased and lower AES charges due to its closure on September 1, 2022, partially offset by the addition of Stage 1 and Stage 2 solar-plus-storage projects and higher purchased power energy prices

534	498	36		Operation and maintenance expense. Net increase largely due to:
			13	higher transmission and distribution operation and maintenance expense
			11	labor and associated costs for the Maui windstorm and wildfires response
			4	increased labor and employee benefits costs
			3	higher outside services for Customer Service Support Improvement and Integrated Grid Planning
			3	more station maintenance work performed
			3	higher facilities expenses
			2	higher legal and other fees associated with environmental matters
			(3)	lower scope of generating facility overhauls performed
551	553	(2)
Other expenses. Decrease due to lower revenue taxes, partially offset by higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency and higher payroll taxes due to higher unemployment tax rate

302	299	3
Operating income. Increase largely due to ARA, higher fuel cost risk-sharing adjustment, and higher MPIR revenue, offset in part by higher operation and maintenance expenses and higher depreciation expenses

247	241	6
Income before income taxes. Increase largely due to higher operating income, higher investment interest income, and higher AFUDC related to increased capital expenditures, offset by higher interest expense due to increased borrowings

194	189	5		Net income for common stock. Increase due to higher income before income taxes. See below for effective tax rate explanation
8.2%	8.2%	—%		Return on average common equity
$126.73	$141.49	$(14.76)		Average fuel oil cost per barrel
$8,227	$8,354	$(127)		Kilowatt-hour sales (millions) [3]
2,564	2,511	53		Number of full-time employees (at December 31)
1The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
2The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.

3kWh sales were lower when compared to prior year. The decrease in sales can be attributed to impacts from the Maui windstorm and wildfires which resulted in widespread damage to the Lahaina community. In addition, the continued adoption of energy efficiency measures and distributed energy resources contributed to the reduction in kWh sales.
Hawaiian Electric’s effective tax rate (combined federal and state income tax rates) in 2023 and 2022 was 21%.
For a discussion of 2021 results, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2022 Form 10-K.
For more information of the Utilities’ incremental expenses related to the Maui windstorm and wildfires for the year ended December 31, 2023, see “Results of operations—Maui windstorm and wildfires related expenses, net” in HEI’s MD&A.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of December 31, 2023 amounted to $5.4 billion, of which approximately 21% related to generation PPE, 64% related to transmission and distribution PPE, and 15% related to other PPE. Approximately 6% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
Regulatory proceedings.  On December 23, 2020, the PBR D&O was issued, establishing the PBR Framework. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate. See also “Regulatory proceedings” in Note 4 of the Consolidated Financial Statements.
Developments in renewable energy efforts.  The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage projects to help reach the Utilities renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the recently procured projects have experienced delays as a result of supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customs and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. These impacts have resulted in five Stage 2 projects declared null and void by the independent power producers and one Stage 1 project and one Stage 2 project mutually terminating their PPAs with the Utilities. Projects have also indicated potential impacts from the investigation launched by the U.S. Department of Commerce on March 28, 2022, in response to a request by Auxin Solar Inc. in regard to solar panel imports. On June 6, 2022, President Biden created a bridge to temporarily facilitate U.S. solar deployers’ ability to source certain imported solar modules and cells free of certain duties for 24 months in order to ensure the U.S. has access to a sufficient supply of solar modules to meet electricity generation needs. The Utilities have negotiated amendments with several project developers regarding requests to increase previously approved prices and extend guaranteed commercial operations dates for those projects in order to ensure their viability given the impact of these recent market conditions. All of these amendments have been approved. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units. Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 4 of the Consolidated Financial Statements and the following:
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

On March 28, 2022, Puna Pono Alliance filed a Motion for Reconsideration seeking reconsideration, modification and/or vacation of the D&O. On June 6, the PUC denied Puna Pono’s Motion for Reconsideration. PGV notified the Utilities that changes in market conditions that transpired since the terms of the PGV ARPPA were negotiated impacted the financial viability of the Project, and that an amendment to the PGV ARPPA was necessary to mitigate the impacts. On March 27, 2023, the Utilities and PGV executed the First Amendment to the PGV ARPPA which increases the capacity payment and extends the GCOD. An application requesting approval of the First Amendment to the PGV ARPPA was filed on April 4, 2023. On June 13, 2023, PGV notified the Utilities of concerns of its ability to timely deliver on the terms of the ARPPA. PGV has been working to re-establish its capacity generation and has continued drilling and plans to drill additional wells, however, this process has taken longer than anticipated and PGV has become increasingly concerned about timely achieving the Contract Firm Capacity of 46 MW. In light of receiving this information and to allow the Utilities and PGV to determine the best path forward, on July 6, 2023 the Utilities asked the PUC to put the procedural schedule on hold for approval of the First Amendment to the PGV ARPPA. In order to address PGV’s concerns, the parties executed a Second Amendment to the PGV ARPPA, which among other things lowered the capacity needed to reach commercial operations and preserves the full contract capacity, effectuating a partial commissioning. On October 2, 2023 the Utilities filed a letter requesting the docket be reopened and seeking approval of the First and Second Amendments to the PGV ARPPA by the end of 2023. On December 29, 2023, the PUC issued a decision and order conditionally approving the First and Second Amendments to the PGV ARPPA. As directed, on January 12, 2024, the Utilities filed a supplemental brief explaining its request for cost recovery.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, the Utilities filed seven requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all seven amendments. To date, three projects reached commercial operations. See also “Purchase commitments” in Note 4 of the Consolidated Financial Statements.
With one PPA mutually terminated on November 17, 2023, a summary of the remaining seven PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 1/11/23, 1/20/23* & 10/31/24	20 & 25	$34.0
Hawaii Electric Light	2	60	60/240	10/11/24 & 4/21/23	25	19.2
Maui Electric	1	60	60/240	5/31/24	25	13.2
Total	7	259.5	259.5/1038			$66.4
* Project delays have resulted in Guaranteed Commercial Operations Date being missed.
The Utilities have received PUC approvals to recover the total projected annual payment of $66.4 million for the seven PPAs through the PPAC to the extent such costs are not included in base rates.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. To date, the Utilities had filed 11 PPAs. Additionally, two GSPAs and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. Of the 11 filed PPAs, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. To date, the Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all three amendments. The two GSPAs were approved by the PUC in December 2020. On December 22, 2023, the PUC approved the Utilities’ Waena Battery Energy Storage System (BESS) project. The one remaining Utility Self-Build project is still pending PUC approval. On December 19, 2023, Kapolei Energy Storage project on Oahu reached commercial operations. See also “Commitments” in Note 4 of the Consolidated Financial Statements.

A summary of the remaining four approved Stage 2 PPAs, is as follows:

Utilities	Number of contracts		Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	3		79	79	/	443	5/17/24, 9/1/2024, & 4/9/2024	20 & 25	$31.4
Hawaiian Electric	1	*	N/A	185	/	565	12/19/2023	20	24.0
Total	4		79	264	/	1,008			$55.4
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.
The total projected annual payment of $55.4 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates.
A summary of the GSPAs that were approved by PUC in December 2020 is as follows:

Utilities	Fast Frequency Response - 1 (MW)	Fast Frequency Response - 2 (MW)	Capacity - Load Build (MW)	Capacity - Load Reduction (MW)
Hawaiian Electric	—	26.7	14.5	19.4
Hawaii Electric Light	6.0	—	3.2	4.0
Maui Electric	6.1	—	1.9	4.7
Total	12.1	26.7	19.6	28.1
A summary of the utility self-build projects is as follows:

Utilities	Number of contracts		BESS Size (MW/MWh)	Guaranteed commercial operation dates
Hawaii Electric Light	1	*	12/12	12/30/22
Maui Electric	1		40/160	11/30/26
Total	2		52/172
* The Utility Self-Build project was denied by the PUC on May 25, 2022 and the Utilities have filed a motion for reconsideration with the PUC. On January 26, 2024, the PUC granted the Utility’s November 15, 2023 request to suspend the docket to focus on identified priorities. The Utility will provide the PUC with an updated assessment of the project by April 30, 2024.
Tariffed renewable resources.
•As of December 31, 2023, there were approximately 611 MW, 135 MW and 146 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of December 31, 2023, an estimated 40% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 23% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of December 31, 2023, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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
•On November 22, 2021, CBRE RFPs for Molokai and Lanai were opened. The RFP for Lanai sought a single PV paired with storage project, which included a 3 MW portion, reserved for CBRE. The Lanai RFP closed on February 14, 2022 and the Molokai RFP closed on March 1, 2022. A project was selected in the Lanai RFP but negotiations were terminated. On July 1, 2022, a replacement project was selected and negotiations commenced. The RFP for Molokai sought 2.75 MW of new PV paired with storage projects for CBRE generation. No projects were selected in the Molokai RFP. However, with the concurrence of the independent observer, the Utilities worked with the lone bidder outside of the RFP process and filed two PPAs with a total of 2.45 MW of PV paired with 11.1 MWh of battery energy storage on September 29, 2023. The PUC approved both PPAs on January 8, 2024. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•On March 17, 2022, the CBRE LMI RFPs for Oahu, Maui and Hawaii were opened and proposals were received. In November 2022, seven projects were selected consisting of one standalone PV project on Oahu, three paired PV with storage projects on Maui, and three paired PV with storage projects on Hawaii Island. The Utilities opened the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022. In March 2023, five projects were selected consisting of one paired PV with storage project on Oahu and four standalone PV projects on Hawaii Island. Two projects on Hawaii Island were subsequently withdrawn by the developer on October 18, 2023. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•The Hawaii Island Stage 3 RFP, seeking 325 gigawatt-hours (GWh) per year of energy and 65 MW of renewable firm capacity, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities are seeking 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities are procuring at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. On March 15, 2023, the PUC denied the Utilities’ request to not advance its own proposal to meet the Maui firm capacity need as required under the Framework for Competitive Bidding, and on April 5, 2023, denied the Utilities’ motion to modify the Maui RFP to allow a self-build, ordering the Utilities to submit a proposal for the firm capacity need, or in the alternative, file a request to suspend the firm generation portion of the Maui RFP to make adjustments as ordered by the PUC, including an extension of the bidding period for firm generation proposals. The Utilities filed their request on April 12, 2023, which the PUC granted on April 14, 2023. The updated Maui RFP was filed on April 27, 2023. Proposals for the Oahu RFP and the variable generation portion of the Maui RFP were received on April 20, 2023. The Utilities submitted a proposal that is consistent with the reliability requirements under the competitive bidding framework as directed by the PUC. Priority List selections were announced on July 6, 2023 and best and final offers for the Oahu and Hawaii RFPs and the variable generation portion of the Maui RFP were due on July 14, 2023. Final award selection was originally planned for October 2023, with negotiations of the PPAs expected to be completed in the later part of 2024. On September 27, 2023, the PUC approved the Utilities’ proposal to extend the selection of the final awards to as far as December 1, 2023 for the Oahu and Hawaii RFPs, as well as for the variable generation portion of the Maui RFP. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. 15 proposals were selected to the Final Award Group on December 8, 2023. Seven projects were selected on Oahu (three solar plus storage and four firm renewable) totaling 413 GWh of variable generation, 594 MW of firm generation, and 990 MWh of storage; four projects were selected on Maui (three solar plus storage and one wind) totaling 324 GWh of variable generation, and 320 MWh of storage; and four projects were selected on Hawaii Island (three solar plus storage and one firm renewable) totaling 512 GWh of variable generation, 60 MW of firm generation, and 834 MWh of storage. One project totaling 40 MW of firm renewable generation was selected to the Maui Firm Final Award Group on February 2, 2024.
Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement.

•    In February 2021, the PUC initiated a docket for the purposes of reviewing the status and interconnection progress of various utility-related renewable projects (i.e. Stage 1 and Stage 2 RFP PPAs and CBRE) and the Utilities’ transition plans for the expiration of the AES power purchase agreement, the retirement of the Kahului Power Plant, and other fossil fuel power plant transition plans, as needed. The Utilities filed initial status updates on the project timelines, steps needed for each of the renewable projects to achieve commercial operation and steps the Utilities are taking to address projected extensions of GCODs for renewable projects under development, which are due to a variety of factors, including those outside of the control of the Utilities. The PUC subsequently held status conferences on the Utilities’ updates. In April 2021, the PUC issued an Order directing the Utilities to establish regulatory liabilities for the difference between the on-peak avoided cost and the unit price included in the applications for approval of the renewable project PPAs, effective with the GCOD included in the applications (the earliest GCOD included in the applications is July 2021) or from the date of the Order for CBRE Phase 1 projects. The amount of regulatory liabilities to be recorded in future periods are not determinable at this time and would be affected by a number of factors, including the length of the GCOD extension period, the monthly on-peak avoided cost, as well as the factors described above. The Utilities filed a Motion for Reconsideration of the entire Order, or in the alternative to clarify that at most the PUC is directing the Utilities to track the information and not record the information at this time. The Utilities further requested a Stay of the Order pending resolution of the Motion. The Utilities maintain that extensions of GCODs are allowed under the PUC-approved contracts and that the Order has the unintended consequence of imposing penalties against the Utilities without due process. In May 2021, the PUC issued an order clarifying its Order and directed the Utilities to track costs to consumers caused by the perceived delay of renewable projects, and that the PUC does not intend to, at this time, impose any penalties on the Utilities. The Utilities report the tracked cost on a monthly basis. The full text of the Order, Motion for Reconsideration and request for a Stay of the Order, and clarification Order as well as the tracked costs can be found on the PUC website at hpuc.my.site.com/cdms/s/search (Docket No. 2021-0024).
•During the 2022 Legislative Session, the Hawaii State Legislature passed Senate Bill 2474 SD 2 HD 1 CD 1, which was signed into law on June 27, 2022 as Act 201. The law requires that the PUC contract with a qualified consultant to conduct a study on the accessibility of Hawaii’s electric system and procedures for interconnection to Hawaii’s electric system, including but not limited to the timeliness and costs of interconnection. The PUC contracted with PA Consulting to conduct the study as well as act as the Independent Engineer for the Stage 3 Request for Proposal procurement. The report was submitted to the PUC on December 28, 2022 and did not find any wrongdoing on the part of the utility. The report made minor recommendations for Hawaiian Electric to review interconnection related tariff/rules and revise, if necessary, to provide technical clarity in terms of interconnection requirements, to establish a database for the purpose of centralizing all information related to all interconnection projects they manage, including their self-build and IPP-built projects, and to develop comparable interconnection cost metrics for self-build and IPP-built projects so that interconnection costs can be directly compared. The PUC stated its intent to address the recommendations that are directed to Hawaiian Electric through various proceedings related to the interconnection process. Hawaiian Electric will be working on these recommendations. The contracted consultant has completed a second phase of the study, dated December 28, 2023, which included the assessment and recommendation of remaining issues listed in Act 201 that were not covered in Phase 1.
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

Legislation and regulation.  Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in “Item 1. Business” and Note 4 of the Consolidated Financial Statements.

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
Liquidity and capital resources.  As of December 31, 2023, Hawaiian Electric had no commercial paper outstanding, $200 million outstanding on its revolving credit facility and no remaining available borrowing capacity under the Utilities’ committed line of credit. The cash proceeds were invested in highly liquid short-term investments, and as of December 31, 2023 the Utilities’ cash and cash equivalents balance was $106 million, compared to $39 million as of December 31, 2022. The increase was primarily due to line of credit draws on revolving credit facility.
Hawaiian Electric’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of its business remain strong, the Utilities took prudent and measured actions to strengthen their financial position while continuing to provide reliable service to its customers and reinforcing its commitment to serving the community for the long term. The Utilities are working with financial advisors to maximize available liquidity and believe they have adequate cash to meet their financial obligations and sustain operations in the short term. Longer term, the Utilities are evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing secured debt, and conducting asset sales, among others.
Accounts receivable balances remain elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2022 and 2023, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic collection practices, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable and higher bad debt expense. As of December 31, 2023, approximately $22 million of the accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 49% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements.
With the exception of Maui, the Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to reduce delinquent accounts receivable balances and accelerate cash collections. Service disconnections on Maui are suspended from August 8, 2023 to March 5, 2024; however, efforts are ongoing to educate and inform customers impacted by the Maui windstorm and wildfires on the availability of financial assistance to manage delinquencies accordingly. See also “Regulatory assets and liabilities” in Note 4 of the Consolidated Financial Statements.
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

Hawaiian Electric’s consolidated capital structure was as follows:

December 31	2023		2022
(dollars in millions)
Short-term borrowings, net	$—	—%	$88	2%
Long-term debt, net	1,934	44	1,685	41
Preferred stock	34	1	34	1
Common stock equity	2,409	55	2,344	56
	$4,377	100%	$4,151	100%
Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI, and line of credit facility were as follows:

	Year ended December 31, 2023
(in millions)	Average balance	End-of-period balance	December 31, 2022
Commercial paper	$6	$—	$88
Borrowings from HEI	—	—	—
Line of credit draws on revolving credit facility	72	200	—
Note: The maximum amount of external short-term borrowings by Hawaiian Electric during 2023 was approximately $200 million. At December 31, 2023, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $70.5 million, respectively, which intercompany borrowings are eliminated in consolidation.
Prior to the Maui windstorm and wildfires, Hawaiian Electric utilized short-term debt, typically commercial paper, to support normal operations, to refinance short-term debt and for other temporary requirements. Hawaiian Electric also borrows short-term from HEI for itself and on behalf of Hawaii Electric Light and Maui Electric, and Hawaiian Electric may borrow from or loan to Hawaii Electric Light and Maui Electric on a short-term basis. The intercompany borrowings among the Utilities, but not the borrowings from HEI, are eliminated in the consolidation of Hawaiian Electric’s financial statements. The Utilities also historically utilized long-term debt, borrowings of the proceeds of special purpose revenue bonds (SPRBs) issued by the State of Hawaii Department of Budget and Finance (DBF) and the issuance of privately placed unsecured senior notes bearing taxable interest, to finance the Utilities’ capital improvement projects, or to repay short-term borrowings used to finance such projects. The downgrades of Hawaiian Electric’s credit ratings will continue to adversely impact the Utilities’ ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms. The Utilities are currently evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing secured debt, conducting asset sales, among others. On February 16, 2024, the Utilities filed an application to seek PUC approval to pursue additional financing through a secured asset-based (accounts receivable) credit facility, which could provide up to $250 million in liquidity.
Credit agreement. On August 23, 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were invested in highly liquid short-term investments and will be used for general corporate purposes. The $200 million line of credit facility remained fully drawn as of December 31, 2023. See Note 6 of the Consolidated Financial Statements for additional information.
Credit ratings. In August 2023, the credit ratings of Hawaiian Electric were subject to multiple downgrades, including to ratings below investment grade, by Fitch, Moody’s and S&P. These rating actions were primarily due to the uncertainty facing the Utilities resulting from potential liability related to damages and losses caused by the Maui windstorm and wildfires and increasing number of lawsuits filed to date. From prior to the August 2023 downgrades, to as of February 15, 2024, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

	Fitch		Moody’s		S&P
	To	From	To	From	To	From
Long-term issuer default, long-term and issuer credit, respectively	B	A-	Ba3	Baa1	B-	BBB
Short-term issuer default, commercial paper and commercial paper, respectively	B	F2	NP	P-2	B	A-2
Senior unsecured debt/special purpose revenue bonds	B+	A	Ba3	Baa1	*	*
Cumulative preferred stock (selected series)	*	*	B3	Baa3	*	*
Outlook	Watch Negative	Stable	Stable**	Stable	Watch Negative	Stable
*    Not rated.
**     In December 2023, Moody’s revised Hawaiian Electric’s outlook from “Review for Downgrade” to “Stable” due to several positive developments, including proactive efforts by the State of Hawaii to develop a plan to address the financial and legal issues raised by the wildfires. See Note 2 of the Consolidated Financial Statements for further information.
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
See “Credit and Capital Market Risk” in item 1A. Risk Factors. The downgrades of Hawaiian Electric’s credit ratings will continue to adversely impact the Utilities’ ability to access capital markets and other sources of debt financing, if at all, in a timely manner and on acceptable terms. In addition, the downgrades of the Hawaiian Electric’s credit ratings triggered certain cash or payment requirements with the Utilities’ vendors. However, the Utilities believe additional vendor collateral or payment requirements will not have a material impact on the Utilities’ liquidity.
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
Taxable debt. On December 20, 2022, the Utilities received PUC approval to issue, over a four-year period from January 1, 2023 to December 31, 2026, unsecured obligations bearing taxable interest (Hawaiian Electric up to $230 million, Hawaii Electric Light up to $65 million and Maui Electric up to $105 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on January 10, 2023, the Utilities executed through a private placement, $150 million in unsecured senior notes (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023. See Note 7 of the Consolidated Financial Statements for additional information and see summary table below for remaining authorized amounts.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2023 through 2026	$230	$65	$105
Less:
Taxable debt executed on January 10, 2023, but issued on February 9, 2023	100	25	25
Remaining authorized amounts	$130	$40	$80
As of December 31, 2023, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $130 million, $40 million, and $80 million, respectively of remaining taxable debt authorization.

Equity. On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026. As of December 31, 2023, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $75 million, $25 million, and $55 million, respectively, of unused common stock authorization.
Cash flows. The following table reflects the changes in cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	Years ended December 31
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$474,367	$327,930	$146,437
Net cash used in investing activities	(432,599)	(324,085)	(108,514)
Net cash provided by (used in) financing activities	27,067	(19,861)	46,928

Net cash provided by operating activities: The increase in net cash provided by operating activities was primarily driven by higher cash receipt of payments from large delinquent commercial customer accounts, and from customers due to increased disconnection efforts and receipt of government and other program assistance, as well as lower cash paid for fuel oil stock due to lower fuel oil prices and lower volume purchased, partially offset by higher revenue taxes paid due to timing.
Net cash used in investing activities: The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash provided by financing activities: The increase in net cash provided by financing activities was driven by higher cash proceeds from long-term borrowings and line of credit draws on revolving credit facility, partially offset by repayment of short-term borrowings and lower proceeds from issuance of common stock.
For a discussion of 2021 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2022 Form 10-K.
Material cash requirements. Material cash requirements of the Utilities include O&M expenses, legal and consulting costs related to the Maui windstorm and wildfires, labor and benefit costs, fuel and purchase power costs, debt and interest payments, operating and finance lease obligations, their forecasted capital expenditures (including capital expenditures related to wildfires and wildfire mitigations) and investments, their expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating and finance lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through retained earnings, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time. Although the Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access capital markets and other sources of debt financing, if at all, in a timely manner and on acceptable terms, the Utilities currently believe that their ability to generate cash is adequate to maintain sufficient liquidity to fund their material cash requirements in the short term. However, the potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.

Selected short-term and long-term contractual obligations and commitments.  The following table presents aggregated information about total payments due from the Utilities during the indicated periods under the specified contractual obligations and commitments:

December 31, 2023	Payments due by period
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	$—	$192	$348	$1,402	$1,942
Interest on long-term debt	89	153	131	685	1,058
Operating and finance leases
PPAs classified as leases	38	76	72	511	697
Other leases	15	24	11	21	71
Open purchase order obligations [1]	172	61	7	7	247
Fuel oil purchase obligations (estimate based on fuel oil price at December 31)	4	5	—	—	9
Purchase power obligations-minimum fixed capacity charges not classified as leases	84	169	177	599	1,029
Liabilities for uncertain tax positions	2	1	—	—	3
Total (estimated)	$404	$681	$746	$3,225	$5,056
1     Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2023, the fair value of the assets held in trusts to satisfy the obligations of the Utilities’ retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above. See Note 11 of the Consolidated Financial Statements for retirement benefit plan obligations and estimated contributions for 2024.
See “Biofuel sources” in the “Developments in renewable energy efforts” section above for additional information for fuel oil purchase obligation. See Notes 4 and 9 of the Consolidated Financial Statements for a discussion of power purchase commitments and operating leases obligations, respectively.
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
Technological developments.  New emerging and breakthrough technological developments may impact the Utilities’ future competitive position, results of operations, financial condition and liquidity. The Utilities continue to seek prudent opportunities to develop, test, pilot, and implement technologies that align with their technical and business plans and support clean energy and decarbonized goals, while ensuring reliability and resilience as the Utilities adapt to a changing climate. Technologies that the Utilities are evaluating include the commercial development of advanced protection schemes that would monitor, detect, and isolate falling overhead distribution and transmission lines to reduce wildfire risks and improve public/employee safety, long-duration energy storage, grid-forming and black starting inverters in low inertia power systems, microgrids, distributed generation, grid modernization, electrification of transportation, implement predictive analytics and control through edge computing using artificial intelligence machine learning algorithms to help assess the state of health of utility assets and prevent premature failure, and the diversification of generation from renewable sources.

Environmental matters.  See “Electric utility—Regulation—Environmental regulation” under “Item 1. Business” and “Environmental regulation” in Note 4 of the Consolidated Financial Statements.
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
Regulatory liabilities represent amounts collected from customers for costs that are expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. Regulatory assets represent incurred costs that have been deferred because their recovery in future customer rates is probable. As of December 31, 2023, the consolidated regulatory liabilities and regulatory assets of the Utilities amounted to $1,151 million and $295 million, respectively, compared to $1,056 million and $243 million as of December 31, 2022, respectively. Regulatory liabilities and regulatory assets are itemized in Note 4 of the Consolidated Financial Statements. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment. The Utilities record regulatory assets and liabilities when they are deemed probable of recovery from or refund to customers. Determining probability requires significant judgment by management and includes considerations of regulatory orders, proposed regulatory treatment, strength of the applications and other available evidence.
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
    Changes in estimated costs, timing of decommissioning or other assumptions used in the calculation could cause material revision on the recorded liabilities. As of December 31, 2023 and December 31, 2022, the Utilities’ AROs totaled $12.0 million and $11.5 million, respectively.

Bank
Executive overview and strategy.  ASB, headquartered in Honolulu, Hawaii, is a full-service community bank serving both consumer and commercial customers. ASB is one of the largest financial institutions in Hawaii and ended 2023 with assets of $9.7 billion and net income of $53 million, compared to assets of $9.5 billion and net income of $80 million in 2022.

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
The interest rate environment and the quality of ASB’s assets will continue to influence its financial results.Rising interest rates and a shift in costing liabilities mix have impacted the Bank’s net interest margin. The Federal Reserve Bank’s efforts to increase short-term rates to combat inflation could result in a recession and would compress ASB’s net interest margin if interest rates reverse and decline to lower levels.
As part of its interest rate risk management process, ASB uses simulation analysis to measure net interest income sensitivity to changes in interest rates (see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”). ASB then employs strategies to limit the impact of changes in interest rates on net interest income. ASB’s key strategies to manage interest rate risk include:
1.retaining low-cost deposits, particularly those in non-interest bearing transaction accounts;
2.diversifying the loan portfolio with higher-spread, shorter-maturity loans and/or variable rate loans.
Recent Developments. See also Recent developments in HEI’s MD&A.
The Hawaii economy remained stable in 2023 as visitor arrivals continued to drive a growing labor market and tax collections. Domestic visitor arrivals continued to remain strong due to pent up demand from leisure travelers. International visitor arrivals continued to lag significantly behind pre-pandemic levels but have gradually increased as certain Asian countries began loosening travel restrictions.
In August 2023, ASB was impacted by wildfires on Maui which caused widespread property damage and fatalities. ASB’s outstanding credit exposure in Maui and the fire impacted zone of Lahaina as of December 31, 2023 was 11.9% and 0.7%, respectively, of the Bank’s total loan portfolio. In addition, ASB incurred additional expenses as a result of the Maui wildfires of $11.3 million, pretax, including higher provision for credit losses, additional professional services expenses and other expenses.
In fourth quarter 2023, ASB sold $185 million of investment securities resulting in a pretax loss of $15 million. The proceeds of the sale was primarily used to repay maturing higher costing liabilities.
Net income was $53 million, 33% lower than net income of $80 million in 2022. Net interest income before provision for credit losses of $252.0 million for the year ended December 31, 2023, was slightly lower compared to net interest income before provision for credit losses of $252.6 million for the year ended December 31, 2022. Net interest margin decreased to 2.74% for the year ended December 31, 2023, compared to 2.89% for the year ended December 31, 2022. The lower net interest margin was primarily driven by higher funding costs partially offset by higher yields on earning assets as loan growth and core deposit outflow required ASB to use higher costing term certificates and other borrowings as a funding source. At December 31, 2023 and 2022, ASB’s funding sources consisted of 92% deposits and 8% other borrowings.
In 2023 the Federal Reserve federal funds rate target range was 5.25%-5.50% in response to continued inflationary pressures in the economy. The increase in interest rates has impacted ASB’s net interest margin as higher yields on earning assets were more than offset by an increase in yields on deposits and other borrowings. The higher interest rates have also reduced mortgage refinance and purchase activity, negatively impacting mortgage banking income. Additionally, the tight labor market and inflationary pressures have increased compensation and benefit expenses.
ASB experienced continued loan growth in 2023 as total loans increased $206 million compared to total loans at the end of 2022. There was demand for commercial real estate, home equity lines of credit and consumer loan products. The residential loan portfolio increased due to ASB’s decision to portfolio a larger portion of its residential loan production.
An outflow of core deposits had required ASB to increase its use of term certificates and other borrowings to fund loan portfolio growth, thereby increasing the Bank’s funding costs and reducing its balance sheet sensitivity. Additional federal funds rate increases may further decrease the Bank’s net interest margin if core deposits continue to flow out and funding is replaced with term certificates and other borrowings.
ASB recorded a provision for credit losses of $10.4 million in 2023, compared with a $2.0 million provision for credit losses in 2022. The provision for credit losses in 2023 included credit loss reserves as a result of the Maui wildfires and additional credit loss reserves for net charge-offs primarily in the consumer loan portfolio, partly offset by lower loss reserves for the commercial loan portfolio due to improved loss rates and sale of syndicated national credits. The provision for credit losses in 2022 was for growth in the loan portfolio and also reflected the release of loss reserves for improving credit trends.

The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
For the year ended December 31, 2023, the investment securities portfolio balance decreased approximately $344 million, or 13% as investment securities portfolio repayments were used as a funding source for loan growth and ASB did not purchase any investment securities in 2023. In addition, during the fourth quarter 2023, the Bank sold $185 million of investment securities. In 2023, unrealized losses in the available-for-sale investment securities portfolio decreased $43 million primarily due to the interest rate environment.
In 2023, the increase in interest rates and the collapse of a few financial institutions had caused turmoil in the banking industry. Due to the failure of these financial institutions, the focus on the banking industry has been around capital levels, uninsured deposits and liquidity. At December 31, 2023, ASB’s regulatory capital ratios were above the “well-capitalized” and regulatory requirements, including the conservation buffers. Approximately 86% of the Bank’s deposits are FDIC insured or fully collateralized. ASB has access to approximately $3 billion in funding sources to meet its liquidity needs.

ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

Results of operations.
2023 vs. 2022

(in millions)	2023	2022	Increase (decrease)	Primary reason(s)
Interest income	$335	$266	$69	Higher average earning asset balances and yields.

Average loan portfolio balances increased $654 million - commercial real estate and home equity lines of credit loan portfolio average balances increased $213 million and $112 million, respectively, primarily due to increased demand for these loan products. Average residential loan portfolio increased $189 million as a result of ASB’s decision to portfolio a larger portion of the residential loan production rather than sell them on the secondary market. Average consumer loans portfolio balance increased $96 million primarily due to purchases of solar and sustainable home improvement loans.

				Average loan portfolio yields 73 basis points higher - loan yields benefited from the rising interest rate environment. Current new loan production yields are now higher than the portfolio yields.
				Average investment securities portfolio balance decreased $224 million from sale of investment securities and repayments.
Noninterest income	45	57	(12)	Loss on sale of investments and lower gain on sale of real estate offset by higher bank-owned life insurance income.
				Loss on sale of investments of $15 million on sale of $185 million of investment securities in fourth quarter 2023.
				Gain on sale of real estate on sale of two properties in 2022.
				Higher bank-owned life insurance income from higher returns in 2023.
Less: gain on sale of real estate	—	(2)	2
Gain on sale of real estate, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 5 of the Consolidated Financial Statements, is included in Bank expenses in the consolidated statements of income, and accordingly, is reflected in operating expenses below as a separate line item and excluded from Revenues.

Less: loss on sale of investment securities	15	—	15
Loss on sale of investment securities, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 5 of the Consolidated Financial Statements, is classified as gain on sale of investment securities, net in the consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.

Revenues	395	321	74	The increase in revenues was primarily due to higher interest income and higher noninterest income.
Interest expense	83	13	70	Higher interest expense on deposits and other borrowings.
				Higher interest expense on deposits due to rising interest rate environment which increased the yield on deposits and shifted deposit mix from lower costing core deposits to term certificates.
				Average core deposit balances decreased $513 million; average term certificate balances increased $413 million.
				Average deposit yields increased 51 basis points.
				Higher interest expense on other borrowings due to higher borrowing balances and yields. Other borrowings was a funding source for loan growth.
				Average other borrowings increased $506 million with an average yield increase of 214 basis points.
Provision for credit losses	10	2	8
2023 provision for credit losses includes $5.9 million for loans impacted by Maui wildfires and loss reserves for consumer net charge-offs partly offset by lower loss reserves for the commercial loan portfolio due to improved loss rates and sale of syndicated national credits.

				Delinquency rates have increased from 0.23% at December 31, 2022 to 0.65% at December 31, 2023 primarily due to higher residential 1-4 family and commercial real estate loan delinquencies.

(in millions)	2023	2022	Increase (decrease)	Primary reason(s)
				Net charge-offs to average loans increased from 0.03% at December 31, 2022 to 0.12% at December 31, 2023 due to higher personal unsecured loan portfolio net charge-offs.
Noninterest expense	224	205	19	Higher compensation and benefits expense, higher FDIC insurance premiums and expenses related to the Maui wildfires.
				Higher compensation and benefit expenses primarily due to increase in the fair value adjustment related to the deferred compensation plan.
				Higher FDIC insurance premiums due to increase in rates.
Gain on sale of real estate	—	(2)	2
Expenses	317	218	99	The increase in expenses was primarily due to higher interest expense, higher noninterest expenses and higher provision for credit losses.
Operating income	78	103	(25)	Higher interest expense, higher noninterest expenses and higher provision for credit losses partly offset by higher interest income and higher noninterest income.
Loss on sale of investment securities	(15)	—	(15)
Net income	$53	$80	$(27)	The decrease in net income was the result of lower operating income and loss on sale of investment securities partly offset by lower income tax expense.
Return on average equity[1]	11.0%	14.1%	(3.1%)
1     Calculated using the average daily balance.

For a discussion of 2021 results, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Bank,” in the Company’s 2022 Form 10-K.
See Note 5 of the Consolidated Financial Statements for further information about ASB.
For 2023, the Bank’s costs related to the Maui wildfires is as follows:

(in thousands)	Year ended December 31, 2023
Bank Maui wildfires related cost:
Provision for credit losses	$5,900
Professional services expenses	3,705
Other expenses[1]	1,666
Total Bank Maui wildfires related cost	$11,271
1     Other expenses includes destroyed/loss cash of $1.0 million.

Note: Bank Maui wildfires related expenses - provision for credit losses is included in Provision for credit losses, professional services expenses are included in Noninterest expense-Services and other expenses are included in Noninterest expense-Other expense on the ASB Statements of Income and Comprehensive Income Data.

Average balance sheet and net interest margin.  The following table provides a summary of average balances, including major categories of interest-earning assets and interest-bearing liabilities:

	2023			2022			2021
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$77,680	$4,201	5.41	$59,277	$500	0.84	$69,930	$93	0.13
FHLB stock	20,720	1,197	5.78	15,465	702	4.54	10,298	327	3.17
Investment securities
Taxable	2,948,711	51,052	1.73	3,171,771	55,529	1.75	2,792,255	42,114	1.51
Non-taxable	68,118	2,082	3.06	69,099	1,662	2.40	54,646	1,177	2.15
Total investment securities	3,016,829	53,134	1.76	3,240,870	57,191	1.76	2,846,901	43,291	1.52
Loans
Residential 1-4 family	2,542,572	94,866	3.73	2,353,764	83,016	3.53	2,189,680	78,672	3.59
Commercial real estate	1,508,256	76,014	5.04	1,294,777	49,152	3.80	1,157,987	38,255	3.30
Home equity line of credit	1,030,983	39,539	3.84	918,563	28,506	3.10	885,759	27,669	3.12
Residential land	20,077	1,090	5.43	21,442	1,309	6.10	18,227	924	5.07
Commercial	754,601	42,741	5.66	710,658	29,295	4.12	856,226	36,178	4.23
Consumer	258,149	23,150	8.97	161,722	16,898	10.45	135,609	17,284	12.75
Total loans [1,2]	6,114,638	277,400	4.54	5,460,926	208,176	3.81	5,243,488	198,982	3.79
Total interest-earning assets [3]	9,229,867	335,932	3.64	8,776,538	266,569	3.04	8,170,617	242,693	2.97
Allowance for credit losses	(72,133)			(70,071)			(86,691)
Noninterest-earning assets	464,669			567,106			742,174
Total Assets	$9,622,403			$9,273,573			$8,826,100
Liabilities and Shareholder’s Equity:
Savings	$2,968,982	2,367	0.08	$3,275,089	860	0.03	$3,069,615	802	0.03
Interest-bearing checking	1,352,385	6,503	0.48	1,345,627	765	0.06	1,237,969	242	0.02
Money market	294,023	8,669	2.95	208,015	330	0.16	192,044	132	0.07
Time certificates	883,068	31,366	3.55	470,189	5,372	1.14	483,353	3,805	0.79
Total interest-bearing deposits	5,498,458	48,905	0.89	5,298,920	7,327	0.14	4,982,981	4,981	0.10
Advances from Federal Home Loan Bank	271,805	12,670	4.66	136,630	4,716	3.45	15,319	42	0.27
Borrowings from Federal Reserve Bank	435,288	19,050	4.68	—	—	—	—	—	—
Securities sold under agreements to repurchase and federal funds purchased	62,441	2,172	3.48	127,170	1,258	0.99	88,405	17	0.02
Total interest-bearing liabilities	6,267,992	82,797	1.32	5,562,720	13,301	0.24	5,086,705	5,040	0.10
Noninterest bearing liabilities:
Deposits	2,648,843			2,948,679			2,833,886
Other	219,781			193,942			169,967
Shareholder’s equity	485,787			568,232			735,542
Total Liabilities and Shareholder’s Equity	$9,622,403			$9,273,573			$8,826,100
Net interest income		$253,135			$253,268			$237,653
Net interest margin (%)[4]			2.74			2.89			2.91
1Includes loans held for sale, at lower of cost or fair value, of $5.5 million, $4.0 million and $23.0 million as of December 31, 2023, 2022 and 2021, respectively.
2Includes recognition of net deferred loan fees of 2.9 million, $5.3 million and $14.3 million for 2023, 2022 and 2021 respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.
3For 2023, 2022 and 2021, the taxable-equivalent basis adjustments made to the table above were not material.
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

	2023 vs. 2022			2022 vs. 2021
(in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income
Interest-earning deposits	$3,501	$200	$3,701	$423	$(16)	$407
FHLB stock	221	274	495	174	201	375
Investment securities
Taxable	(444)	(4,033)	(4,477)	7,260	6,155	13,415
Non-taxable	444	(24)	420	148	337	485
Total investment securities	—	(4,057)	(4,057)	7,408	6,492	13,900
Loans
Residential 1-4 family	4,905	6,945	11,850	(1,357)	5,701	4,344
Commercial real estate	17,845	9,017	26,862	6,123	4,774	10,897
Home equity line of credit	7,293	3,740	11,033	(178)	1,015	837
Residential land	(139)	(80)	(219)	207	178	385
Commercial	12,502	944	13,446	13,111	(19,994)	(6,883)
Consumer	(17)	6,269	6,252	435	(821)	(386)
Total loans	42,389	26,835	69,224	18,341	(9,147)	9,194
Total increase (decrease) in interest income	46,111	23,252	69,363	26,346	(2,470)	23,876
Interest expense
Savings	(1,600)	93	(1,507)	—	(58)	(58)
Interest-bearing checking	(5,734)	(4)	(5,738)	(501)	(22)	(523)
Money market	(8,145)	(194)	(8,339)	(186)	(12)	(198)
Time certificates	(10,878)	(15,116)	(25,994)	(1,672)	105	(1,567)
Advances from Federal Home Loan Bank	(2,081)	(5,873)	(7,954)	(2,793)	(1,881)	(4,674)
Borrowings from Federal Reserve Bank	(9,525)	(9,525)	(19,050)
Securities sold under agreements to repurchase and federal funds purchased	(1,826)	912	(914)	(1,230)	(11)	(1,241)
Total decrease (increase) in interest expense	(39,789)	(29,707)	(69,496)	(6,382)	(1,879)	(8,261)
Increase (decrease) in net interest income	$6,322	$(6,455)	$(133)	$19,964	$(4,349)	$15,615
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. In 2023, the Federal Open Market Committee increased its federal funds rate target range to be 5.25%-5.50% in response to continued inflationary pressures in the economy. The changes to interest rates continues to impact ASB’s net interest margin.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See “Loans” in Note 5 of the Consolidated Financial Statements for a composition of ASB’s loan portfolio.
The increase in the loan portfolio balance in 2023 was primarily due to growth in commercial real estate, residential, consumer and home equity line of credit (HELOC) portfolios. The growth in the residential loan portfolio was due to ASB’s decision to portfolio a larger portion of the residential mortgage loan production and reduce the amount of residential loans sold in the secondary market. The growth in the commercial real estate and HELOC portfolios was due to increased demand for these loan products. The increase in consumer loans portfolio balance was primarily due to purchases of solar and sustainable home improvement loans.
The increase in the loan portfolio balance in 2022 was primarily due to growth in residential, commercial real estate, HELOC and consumer loan portfolios. The growth in the residential loan portfolio was due to ASB’s decision to portfolio a larger portion of the residential mortgage loan production and reduce the amount of residential loans sold in the secondary market. Higher interest rates also slowed refinance activity and prepayments in the residential mortgage loan portfolio. The growth in the commercial real estate, HELOC and consumer loan portfolios was due to increased demand for these loan products. The decrease in the commercial loan portfolio was due to the continued paydown of the PPP loans which decreased from $69 million at December 31, 2021 to $5 million at December 31, 2022.

The following table summarizes loans held for investment based upon contractually scheduled principal payments allocated to the indicated maturity categories:

December 31	2023
Due	In 1 year or less	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
(in millions)
Residential 1-4 family – Fixed	$77	$318	$838	$1,036	$2,269
Residential 1-4 family – Adjustable	22	86	199	20	327
Total residential 1-4 family	99	404	1,037	1,056	2,596
Commercial real estate – Fixed	68	189	537	5	799
Commercial real estate – Adjustable	95	281	192	7	575
Total commercial real estate	163	470	729	12	1,374
Home equity line of credit– Fixed	28	110	216	26	380
Home equity line of credit – Adjustable	3	12	141	481	637
Total home equity line of credit	31	122	357	507	1,017
Residential land– Fixed	8	10	—	—	18
Residential land – Adjustable	—	—	—	—	—
Total residential land	8	10	—	—	18
Commercial construction – Fixed	15	12	—	6	33
Commercial construction – Adjustable	27	44	12	56	139
Total commercial construction	42	56	12	62	172
Residential construction – Fixed	18	—	—	—	18
Residential construction – Adjustable	—	—	—	—	—
Total residential construction	18	—	—	—	18
Commercial – Fixed	112	188	45	1	346
Commercial – Adjustable	136	250	11	1	398
Total commercial	248	438	56	2	744
Consumer – Fixed	48	87	14	113	262
Consumer – Adjustable	2	7	1	—	10
Total consumer	50	94	15	113	272
Total loans – Fixed	374	914	1,650	1,187	4,125
Total loans – Adjustable	285	680	556	565	2,086
Total loans	$659	$1,594	$2,206	$1,752	$6,211
Home equity lines of credit. The HELOC portfolio makes up 16% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of December 31, 2023, approximately 37% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 53% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of real estate secured loans. In a foreclosure action, the property collateralizing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified as real estate owned until it is sold. As of December 31, 2023 and 2022, ASB had nil and $115,000, respectively, of real estate acquired in settlement of loans.
In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (troubled debt restructured loans). ASB loans that were 90 days or more past due on which interest was being accrued as of December 31, 2023 and 2022 were immaterial or nil. The following table sets forth certain information with respect to nonaccrual loans:

December 31	2023	2022
(dollars in thousands)
Real estate:
Residential 1-4 family	$9,945	$7,179
Commercial real estate	11,048	—
Home equity line of credit	3,761	5,096
Residential land	780	420
Commercial construction	—	—
Residential construction	—	—
Total real estate	25,534	12,695
Commercial	434	2,183
Consumer	2,458	1,588
Total nonaccrual loans	$28,426	$16,466
Loans receivable, net	$6,180,810	$5,978,906
Allowance for credit losses	$74,372	$72,216
Nonaccrual loans to loans receivable, net	0.46%	0.28%
Allowance for credit losses to nonaccrual loans	2.62x	4.39x
In 2023, nonaccrual loans increased $12.0 million primarily due to an increase in commercial real estate nonaccrual loans of $11.0 million. The increase in commercial real estate nonaccrual loans was due to one commercial real estate loan on nonaccrual status.
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
See “Allowance for credit losses” in Note 5 of the Consolidated Financial Statements for information with respect to nonperforming assets.
Allowance for credit losses.  See “Allowance for credit losses” in Note 5 of the Consolidated Financial Statements for the tables which sets forth the allocation of ASB’s allowance for credit losses.
During 2023, ASB recorded a provision for credit losses related to the allowance for credit losses of $10.4 million primarily due credit loss reserves as a result of the Maui wildfires and additional credit loss reserves for net charge-offs primarily in the consumer loan portfolio, partly offset by lower loss reserves for the commercial loan portfolio due to improved loss rates and sale of syndicated national credits.

ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). For 2023, ASB recorded a provision for credit losses for unfunded commitments of $0.7 million compared to a negative provision for credit losses for unfunded commitments of $0.5 million for 2022. As of December 31, 2023 and December 31, 2022, the reserve for unfunded loan commitments was $5.1 million and $4.4 million, respectively.
The following table sets forth the allocation of ASB’s allowance for credit losses and the percentage of loans in each category to total loans:

December 31	2023			2022
(dollars in thousands)	Allowance balance	Allowance to loan receivable %	Loan receivable % of total	Allowance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate:
Residential 1-4 family	$7,435	0.29	41.8	$6,270	0.25	41.3
Commercial real estate	22,185	1.62	22.1	21,898	1.62	22.6
Home equity line of credit	7,778	0.76	16.4	6,125	0.61	16.7
Residential land	621	3.39	0.3	717	3.48	0.3
Commercial construction	3,603	2.10	2.8	1,195	1.36	1.5
Residential construction	43	0.24	0.3	46	0.22	0.4
Total real estate	41,665	0.80	83.7	36,251	0.73	82.8
Commercial	9,122	1.23	12.0	12,426	1.60	13.0
Consumer	23,585	9.38	4.3	23,539	9.92	4.2
Total allowance for credit losses	$74,372	1.20	100.0	$72,216	1.21	100.0
In 2023, ASB’s allowance for credit losses increased by $2.2 million primarily due to increases in the loan loss reserves for the commercial construction, HELOC and residential loan portfolios as a result of growth in those loan portfolios. The decrease in the allowance for credit losses for the commercial portfolio was primarily due to the release of reserves as a result of lower estimated losses and sale of syndicated national credits. Total delinquencies of $39.9 million at December 31, 2023 was an increase of $26.0 million compared to total delinquencies of $13.9 million at December 31, 2022 primarily due to an increase in commercial real estate, residential and consumer loan delinquencies. The ratio of delinquent loans to total loans increased from 0.23% of total outstanding loans at December 31, 2022 to 0.65% of total outstanding loans at December 31, 2023. Net charge-offs for 2023 were $7.5 million, an increase of $6.1 million compared to $1.4 million in 2022 primarily due to an increase in consumer loan portfolio net charge-offs.
In 2022, ASB’s allowance for credit losses increased by $1.1 million primarily due to increases in the loan loss reserves for the consumer and HELOC loan portfolios as a result of growth in those loan portfolios. The decreases in the allowance for credit losses for the commercial, commercial real estate and residential loan portfolios were primarily due to the release of reserves in those loan portfolios as a result of improved credit trends. Total delinquencies of $13.9 million at December 31, 2022 was a decrease of $3.3 million compared to total delinquencies of $17.2 million at December 31, 2021 primarily due to a decrease in residential loan delinquencies, partly offset by increases in consumer and HELOC loan portfolio delinquencies. The ratio of delinquent loans to total loans decreased from 0.33% of total outstanding loans at December 31, 2021 to 0.23% of total outstanding loans at December 31, 2022. Net charge-offs for 2022 were $1.4 million, a decrease of $2.2 million compared to $3.6 million in 2021 primarily due to a decrease in consumer loan portfolio net charge-offs.
Investment securities.  Currently, ASB’s investment portfolio consists of U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). The weighted-average yield on investments during 2023, 2022 and 2020 was 1.76%, 1.76% and 1.52%, respectively. ASB did not maintain a portfolio of securities held for trading during 2023 and 2022.
As of December 31, 2023 and 2022, ASB had $1.2 billion and $1.3 billion, respectively, of investment securities that were purchased and classified as held-to-maturity. In October 2022, ASB transferred 66 available-for-sale investment securities with a fair value of $755 million to the held-to-maturity category. The investment securities were classified as held-to-maturity to enhance ASB’s capital management in a rising rate environment. ASB considers the held-to-maturity classification of these investment securities to be appropriate as ASB has the positive intent and ability to hold these securities to maturity.

Principal and interest on mortgage-backed securities issued by FNMA, FHLMC, GNMA and SBA are guaranteed by the issuer and, in the case of GNMA and SBA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith of the U.S. government.
The net unrealized gains and losses on ASB’s investment securities were primarily caused by movements in interest rates. All contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Based upon ASB’s evaluation at December 31, 2023 and 2022, there was no indicated impairment as ASB expects to collect the contractual cash flows for these investments. See “Investment securities” in Note 1 of the Consolidated Financial Statements for a discussion of securities impairment assessment.
As of December 31, 2023 and 2022, ASB did not have any private-issue mortgage-backed securities. ASB does not have any exposure to securities backed by subprime mortgages. See “Investment securities” in Note 5 of the Consolidated Financial Statements for a discussion of the allowance for credit losses for the investment securities portfolio.
The following table summarizes the current amortized cost of ASB’s investment portfolio (excluding stock of the FHLB of Des Moines, which has no contractual maturity) and weighted average yields as of December 31, 2023. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

(dollars in millions)	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Mortgage-backed securities	Total[1]
U.S. Treasury and federal agency obligations	$1	$51	$20	$—	$—	$72
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	—	—	—	—	2,421	2,421
Corporate bonds	—	35	—	—	—	35
Mortgage revenue bonds[1]	—	—	14	—	—	14
	$1	$86	$34	$—	$2,421	$2,542
Weighted average yield	2.03%	1.86%	3.27%	—%	2.49%	2.48%
1     Weighted average yield on the mortgage revenue bonds is computed on a tax equivalent basis using a federal statutory tax rate of 21%.

    Stock in FHLB. As of December 31, 2023 and 2022, ASB’s stock in FHLB of Des Moines was $14.7 million and $26.6 million, respectively, was carried at cost because it can only be redeemed at par. The amount that ASB is required to invest in FHLB stock is determined by FHLB requirements. In 2023, 2022 and 2021, ASB received cash dividends of $1.2 million, $702,000 and $327,000, respectively, on its FHLB Stock.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. In 2023, deposits decreased by $23.9 million as an outflow of core deposits was replaced with time certificates. Core deposit retention and sustained growth will remain challenging in the current rising interest rate environment. Advances from the FHLB of Des Moines, borrowings from Federal Reserve Bank and securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. ASB’s costing liabilities consisted of 92% deposits and 8% borrowings as of December 31, 2023 and 2022.
ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits, was an outflow of $23.9 million in 2023, compared to an outflow of $2.5 million in 2022.
The following table presents the amount of time certificates of deposit of $250,000 or more, segregated by time remaining until maturity:

(in thousands)	Amount
Three months or less	$199,940
Greater than three months through six months	58,239
Greater than six months through twelve months	77,644
Greater than twelve months	12,357
$348,180
As of December 31, 2023 and 2022, ASB had approximately $1.6 billion and $1.2 billion, respectively, of deposits that were uninsured.
Other borrowings consist of advances from the FHLB, borrowings from Federal Reserve Bank and securities sold under agreements to repurchases. See “Other borrowings” in Note 5 of the Consolidated Financial Statements. ASB may obtain advances from the FHLB of Des Moines provided that certain standards related to creditworthiness have been met. Advances are collateralized by a blanket pledge of certain notes held by ASB and the mortgages securing them. To the extent that advances exceed the amount of mortgage loan collateral pledged to the FHLB of Des Moines, the excess must be covered by qualified marketable securities held under the control of and at the FHLB of Des Moines or at an approved third-party custodian. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Des Moines. Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the consolidated balance sheets. ASB pledges investment securities as collateral for securities sold under agreements to repurchase. All such agreements are subject to master netting arrangements, which provide for conditional right of set-off in case of default by either party; however, ASB presents securities sold under agreements to repurchase on a gross basis in the balance sheet.
The increase in other borrowings in 2023 was due to an increase in borrowings from Federal Reserve Bank offset by decreases in FHLB advances and repurchase agreements. Other borrowings continued to be a funding source for loan portfolio growth. The increase in other borrowings in 2022 was due to increases in FHLB advances and business retail repurchase agreements, which were sources of funding for the loan portfolio growth as deposit growth slowed in 2022.
As of December 31, 2023, the unused borrowing capacity with the FHLB of Des Moines was $1.9 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB. See “Liquidity and capital resources” below for changes in the unused borrowing capacity with the FHLB of Des Moines.
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
As of December 31, 2023, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in accumulated other comprehensive income (AOCI) of $150.4 million compared to an unrealized loss, net of taxes, of $181.9 million as of December 31, 2022. See “Quantitative and Qualitative Disclosures About Market Risk.”
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
With Tier 1 leverage, common equity, Tier 1 capital and total capital ratios of 7.7%, 12.3%, 12.3% and 13.4%, respectively as of December 31, 2023, ASB’s regulatory capital ratios exceeded the minimum regulatory capital requirements of 4.0%, 4.5%, 6.0% and 8.0%, respectively. See Bank - Regulation in HEI’s “Item 1. Business” for a description of the changes to the community bank leverage ratio framework.

Liquidity and capital resources.

December 31	2023	% change	2022	% change
(dollars in millions)
Total assets	$9,673	1	$9,546	4
Investment securities	2,338	(13)	2,681	(13)
Loans held for investment, net	6,106	3	5,907	15
Deposit liabilities	8,146	—	8,170	—
Other bank borrowings	750	8	695	687
As of December 31, 2023, ASB was one of Hawaii’s largest financial institutions based on assets of $9.7 billion and deposits of $8.1 billion.
ASB’s principal sources of liquidity are customer deposits, other borrowings and the maturity and repayment of portfolio loans and securities. The Bank’s liquidity remains at satisfactory levels. ASB used investment security portfolio repayments and other borrowings to fund its strong loan production. ASB’s deposits as of December 31, 2023 were $24 million lower than December 31, 2022. ASB’s sources of borrowings include advances from the FHLB, borrowings from Federal Reserve Bank and securities sold under agreements to repurchase from broker/dealers and commercial account holders. As of December 31, 2023, ASB had $200 million of FHLB borrowings outstanding. ASB is approved to borrow from the FHLB up to 45% of ASB’s assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2023, ASB’s unused FHLB borrowing capacity was approximately $1.9 billion.
As of December 31, 2023, ASB had no securities sold under agreements to repurchase.
As of December 31, 2023, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
As of December 31, 2023 and 2022, ASB had $28.4 million and $16.5 million of loans on nonaccrual status, respectively, or 0.5% and 0.3%, respectively, of net loans outstanding. As of December 31, 2023 and 2022, ASB had nil and $0.1 million, respectively, of real estate acquired in settlement of loans.
In 2023, operating activities provided cash of $108 million. Net cash of $179 million was provided by investing activities primarily due to proceeds from sale of securities of $170 million, receipt of repayments from available-for-sale investment securities of $149 million, proceeds from sale of commercial loans of $95 million, repayments from held-to-maturity investment securities of $67 million offset by net redemption of stock from the FHLB of $12 million, net increase in loans receivable of $285 million, purchases of loans held for investment of $26 million and additions to premises and equipment of $6 million. Financing activities used net cash of $8 million primarily due to a net decrease in short-term borrowings of $414 million, a net decrease in repurchase agreements of $183 million, a net decrease in deposit liabilities of $122 million and common stock dividends to HEI (through ASB Hawaii) of $39 million offset by net borrowings from Federal Reserve Bank of $550 million and advances from FHLB of $200 million.
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2023, ASB was well-capitalized (see Note 5 of the Consolidated Financial Statements for ASB’s capital ratios).
For a discussion of ASB dividends, see “Common stock equity” in Note 5 of the Consolidated Financial Statements.
See “Commitments” in Note 5 of the Consolidated Financial Statements for a discussion of commitments and contingencies and off-balance sheet arrangements.

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
See “Investment securities” and “Derivative financial instruments” in Note 5 and Note 17 of the Consolidated Financial Statements for additional information regarding ASB’s fair value measurements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries is applicable):
The Company manages various market risks in the ordinary course of business, including credit risk and liquidity risk. The Company believes the electric utility and the “other” segment’s exposures to these two risks were not material as of December 31, 2023.
Credit risk for ASB is the risk that borrowers or issuers of securities will not be able to repay their obligations to the Bank. Credit risk associated with ASB’s lending portfolios is controlled through its underwriting standards, loan rating of commercial and commercial real estate loans, on-going monitoring by loan officers, credit review and quality control functions in these lending areas and adequate allowance for credit losses. Credit risk associated with the securities portfolio is mitigated through investment portfolio limits, experienced staff working with analytical tools, monthly fair value analysis and on-going monitoring and reporting such as investment watch reports and loss sensitivity analysis. See “Allowance for credit losses” in Item 7 above and in Note 5 of the Consolidated Financial Statements.
Liquidity risk for ASB is the risk that the Bank will not meet its obligations when they become due. Liquidity risk is mitigated by ASB’s asset/liability management process, on-going analytical analysis, monitoring and reporting information such as weekly cash-flow analyses and maintenance of liquidity contingency plans.
The Utilities are exposed to some commodity price risk primarily related to their fuel supply and IPP contracts. The Utilities’ commodity price risk is substantially mitigated so long as they have their current ECRCs in their rate schedules, but have limited exposure through the fuel cost risk-sharing mechanism, which apportions 2% of the fuel cost risk to the utilities (and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.7 million. The Utilities currently have no hedges against its commodity price risk.
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

ASB’s interest-rate risk sensitivity measures as of December 31, 2023 and 2022 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
+300	2.1%	(0.1)%	2.7%	5.1%
+200	1.4	—	2.5	3.8
+100	0.7	—	1.7	2.1
-100	(1.0)	(0.3)	(2.3)	(3.4)
-200	(2.2)	(0.9)	(5.4)	(7.8)
-300	(3.5)	(1.7)	(10.3)	(13.8)

ASB’s NII risk profile was more asset sensitive as of December 31, 2023, compared to December 31, 2022, due to higher cash balances and additional floating-rate commercial loans.

EVE sensitivity was lower as of December 31, 2023, compared to December 31, 2022, due to a shift in ASB’s liability mix as longer duration core deposits were replaced by rate-sensitive deposits and shorter-term wholesale funding.

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

Other than bank interest rate risk
The Company’s general policy is to manage “other than bank” interest rate risk through use of a combination of short-term debt, long-term debt and preferred securities. As of December 31, 2023, the Company was exposed to “other than bank” interest rate risk because of its restricted access to capital markets and other sources of debt and equity financings, including the impact of interest rates on the revolving credit facility draws, the impact of interest rates on the discount rate and the market value of plan assets used to determine retirement benefits expenses and obligations (see “Pension and other postretirement benefits obligations” in HEI’s MD&A and “Retirement benefits” in Notes 1 and 11 of the Consolidated Financial Statements) and the possible effect of interest rates on the electric utilities’ allowed rates of return. Other than these exposures, management believes its exposure to “other than bank” interest rate risk is not material. However, continued restricted access to capital markets and other sources of debt and equity financings for an extended period of time may adversely impact the Company’s financial condition, liquidity, cash flows and results of operations. The Company’s long-term debt, in the form of borrowings of proceeds of revenue bonds, privately-placed senior notes and bank term loans, is predominately at fixed rates (see Note 17 of the Consolidated Financial Statements for the fair value of long-term debt, net-other than bank).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Hawaiian Electric Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Electric Utility Segment — Certain Regulatory Assets and Liabilities — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
Hawaiian Electric Company, Inc. (“Hawaiian Electric” or the “Utility”) is subject to rate regulation by the Hawaii Public Utility Commission (the “PUC”) and accounts for the effects of regulation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, “Regulated Operations,” as management believes that the operations of the Utility satisfy the criteria for regulatory accounting. The Company’s continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers.
Hawaiian Electric’s rates are subject to regulatory rate-setting processes and earnings oversight. Rates are determined and approved in regulatory proceedings based on an analysis of the Utility’s costs to provide utility service and a return on, and recovery of, Hawaiian Electric’s investment in the utility business.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the applicability of the specialized rules and to evaluate the likelihood of (1) recovery in future rates of certain incurred costs and (2) the refund to customers of certain amounts. Performing audit procedures related to these judgments required significant auditor judgement and specialized knowledge.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for rate regulation included the following, among others:
•We tested the effectiveness of management’s controls over (1) the evaluation of the application of specialized rules to account for rate regulation and (2) the evaluation of the likelihood of (a) the recovery in future rates of costs deferred as regulatory assets and (b) refunds to customers reported as regulatory liabilities.
•We evaluated the Company’s conclusion that it should apply the specialized rules to account for the effects of rate regulation.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the PUC for the Utility to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the PUC’s treatment of similar costs under similar circumstances.
•For certain regulatory assets and liabilities we evaluated whether the amounts recorded were in accordance with ASC Topic 980.
Allowance for Credit Losses — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The allowance for credit losses is a material estimate of the Company and is based on the composition, characteristics, and quality of the loans, as well as the prevailing economic conditions and reasonable and supportable forecasts. The Company’s credit loss models use a probability-of-default, loss given default and exposure at default methodology to estimate the expected credit losses.
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
Contingencies — Tort-Related Legal Claims - Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
Multiple civil and class action lawsuits (collectively the “tort-related legal claims”) have been filed against the Company, its subsidiaries, and other defendants related to a number of brush fires that occurred on August 8, 2023, on the island of Maui. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation.
The Company reviews loss contingencies at least quarterly. When a loss is probable and reasonably estimable, a liability is recorded in the amount of the estimable loss. If it is reasonably possible that a loss may have been incurred and the effect on the financial statements could be material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the financial statements.
We identified the evaluation of the loss contingencies related to the tort-related legal claims, and related disclosures, as a critical audit matter because auditing management’s judgment in determining the appropriate accounting and disclosures for the tort-related legal claims required significant auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the loss contingency involving the tort-related legal claims included the following, among others:
•We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s evaluation of the tort-related legal claims, including controls related to the Company's assessment of the accounting and related disclosures based on the most recent facts and circumstances.
•We inquired of the Company’s internal and external legal counsel to understand the nature and status of the tort-related legal claims and the basis for the Company’s accounting conclusions related to the tort-related legal claims.
•We requested and received written responses from internal and external legal counsel.

•We obtained and evaluated management’s evaluation of the tort-related legal claims loss contingency. As part of our procedures, we made inquiries of management and the audit committee to evaluate and corroborate our understanding obtained through inquiries of internal and external legal counsel. We also performed public domain searches for evidence contrary to management’s analysis.
•We evaluated management’s recorded loss contingency for the tort-related legal claims and their conclusion of the reasonably estimable amount, as well as management’s determination that a range of loss in excess of the recorded loss contingency cannot be reasonably estimated.
•We consulted with professionals in our firm with expertise related to accounting for loss contingencies.
•We evaluated any events subsequent to December 31, 2023, that might impact our evaluation of the tort-related claims loss contingency, including any related accrual or disclosure.
•We obtained written representations from executives of the Company.
•We read the Company’s related disclosures and evaluated them for consistency with the evidence obtained from our audit procedures.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 29, 2024
We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholder and the Board of Directors of Hawaiian Electric Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets and statements of capitalization of Hawaiian Electric Company, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Certain Regulatory Assets and Liabilities — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Hawaii Public Utility Commission (the “PUC”) and accounts for the effects of regulation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, “Regulated Operations,” as management believes that the operations of the Company satisfy the criteria for regulatory accounting. The Company’s continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers.
The Company’s rates are subject to regulatory rate-setting processes and earnings oversight. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the applicability of the specialized rules and to evaluate the likelihood of (1) recovery in future rates of certain incurred costs and (2) the refund to customers of certain amounts. Performing audit procedures related to these judgments required significant auditor judgement and specialized knowledge.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for rate regulation included the following, among others:
•We tested the effectiveness of management’s controls over (1) the evaluation of the application of specialized rules to account for rate regulation and (2) the evaluation of the likelihood of (a) the recovery in future rates of costs deferred as regulatory assets and (b) refunds to customers reported as regulatory liabilities.
•We evaluated the Company’s conclusion that it should apply the specialized rules to account for the effects of rate regulation.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the PUC for the Company to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the PUC’s treatment of similar costs under similar circumstances.
•For certain regulatory assets and liabilities we evaluated whether the amounts recorded were in accordance with ASC Topic 980.
Contingencies — Tort-Related Legal Claims - Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
Multiple civil and class action lawsuits (collectively the “tort-related legal claims”) have been filed against the Company, its subsidiaries, and other defendants related to a number of brush fires that occurred on August 8, 2023, on the island of Maui. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation.
The Company reviews loss contingencies at least quarterly. When a loss is probable and reasonably estimable, a liability is recorded in the amount of the estimable loss. If it is reasonably possible that a loss may have been incurred and the effect on the financial statements could be material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the financial statements.
We identified the evaluation of the loss contingencies related to the tort-related legal claims, and related disclosures, as a critical audit matter because auditing management’s judgment in determining the appropriate accounting and disclosures for the tort-related legal claims required significant auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the loss contingency involving the tort-related legal claims included the following, among others:
•We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s evaluation of the tort-related legal claims, including controls related to the Company's assessment of the accounting and related disclosures based on the most recent facts and circumstances.
•We inquired of the Company’s internal and external legal counsel to understand the nature and status of the tort-related legal claims and the basis for the Company’s accounting conclusions related to the tort-related legal claims.
•We requested and received written responses from internal and external legal counsel.
•We obtained and evaluated management’s evaluation of the tort-related legal claims loss contingency. As part of our procedures, we made inquiries of management and the audit committee to evaluate and corroborate our understanding obtained through inquiries of internal and external legal counsel. We also performed public domain searches for evidence contrary to management’s analysis.
•We evaluated management’s recorded loss contingency for the tort-related legal claims and their conclusion of the reasonably estimable amount, as well as management’s determination that a range of loss in excess of the recorded loss contingency cannot be reasonably estimated.
•We consulted with professionals in our firm with expertise related to accounting for loss contingencies.

•We evaluated any events subsequent to December 31, 2023, that might impact our evaluation of the tort-related claims loss contingency, including any related accrual or disclosure.
•We obtained written representations from executives of the Company.
•We read the Company’s related disclosures and evaluated them for consistency with the evidence obtained from our audit procedures.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 29, 2024
We have served as the Company’s auditor since 2017.

Consolidated Statements of Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2023	2022	2021
(in thousands, except per share amounts)
Revenues
Electric utility	$3,269,521	$3,408,587	$2,539,636
Bank	394,663	321,068	306,398
Other	17,982	12,330	4,345
Total revenues	3,682,166	3,741,985	2,850,379
Expenses
Electric utility	2,967,363	3,109,396	2,260,078
Bank	317,051	219,550	178,195
Other	45,148	31,966	26,040
Total expenses	3,329,562	3,360,912	2,464,313
Operating income (loss)
Electric utility	302,158	299,191	279,558
Bank	77,612	101,518	128,203
Other	(27,166)	(19,636)	(21,695)
Total operating income	352,604	381,073	386,066
Retirement defined benefits credit—other than service costs	4,768	4,411	5,848
Interest expense, net – other than on deposit liabilities and other bank borrowings	(125,532)	(103,402)	(94,363)
Allowance for borrowed funds used during construction	5,201	3,416	3,250
Allowance for equity funds used during construction	15,164	10,574	9,534
Interest income	9,105	—	—
Gain (loss) on sales of investment securities, net and equity-method investment	(15,609)	8,123	528
Income before income taxes	245,701	304,195	310,863
Income taxes	44,573	61,167	62,807
Net income	201,128	243,028	248,056
Preferred stock dividends of subsidiaries	1,890	1,890	1,890
Net income for common stock	$199,238	$241,138	$246,166
Basic earnings per common share	$1.82	$2.20	$2.25
Diluted earnings per common share	$1.81	$2.20	$2.25
Weighted-average number of common shares outstanding	109,739	109,434	109,282
Net effect of potentially dilutive shares (share-based compensation programs)	299	344	298
Weighted-average shares assuming dilution	110,038	109,778	109,580
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2023	2022	2021
(in thousands)
Net income for common stock	$199,238	$241,138	$246,166
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for sale investment securities:
Net unrealized gains (losses) on available-for sale investment securities arising during the period, net of taxes of $7,536, $(110,140) and $(18,903) for 2023, 2022 and 2021, respectively	20,589	(300,860)	(51,636)
Reclassification adjustment for net realized losses (gains) included in net income, net of taxes of $4,011, nil and $(142) for 2023, 2022 and 2021, respectively	10,954	—	(387)
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of $5,271, $1,462 and nil for 2023, 2022 and 2021, respectively	14,398	3,993	—
Derivatives qualified as cash flow hedges:
Unrealized interest rate hedging gains (losses), net of taxes of $(58), $1,892 and $(108) for 2023, 2022 and 2021, respectively	(167)	5,457	(312)
Reclassification adjustment to net income, net of taxes of $(65), $60 and $13 for 2023, 2022 and 2021, respectively	(186)	172	37
Retirement benefit plans:
Net gains arising during the period, net of taxes of $3,778, $65,174 and $53,068 for 2023, 2022 and 2021, respectively	10,854	188,020	153,121
Adjustment for amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost, net of taxes of $(535), $6,820 and $6,665 for 2023, 2022 and 2021, respectively	(1,560)	19,659	19,253
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(2,846), $(69,345) and $(59,429) for 2023, 2022 and 2021, respectively	(8,204)	(199,936)	(171,345)
Other comprehensive income (loss), net of taxes	46,678	(283,495)	(51,269)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$245,916	$(42,357)	$194,897
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2023		2022
(dollars in thousands)
ASSETS
Cash and cash equivalents		$679,546		$199,877
Restricted cash		15,028		5,050
Accounts receivable and unbilled revenues, net		575,176		511,903
Available-for-sale investment securities, at fair value		1,136,439		1,429,667
Held-to-maturity investment securities, at amortized cost		1,201,314		1,251,747
Stock in Federal Home Loan Bank, at cost		14,728		26,560
Loans held for investment, net		6,106,438		5,906,690
Loans held for sale, at lower of cost or fair value		15,168		824
Property, plant and equipment, net
Land	$106,999		$109,381
Plant and equipment	8,695,942		8,427,749
Right-of-use assets - finance lease	342,834		49,370
Construction in progress	322,110		293,048
	9,467,885		8,879,548
Less – accumulated depreciation	(3,317,759)	6,150,126	(3,192,545)	5,687,003
Operating lease right-of-use assets		94,905		115,684
Regulatory assets		294,804		242,513
Other		877,959		824,536
Goodwill		82,190		82,190
Total assets		$17,243,821		$16,284,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		$247,462		$251,460
Interest and dividends payable		51,206		21,333
Deposit liabilities		8,145,778		8,169,696
Short-term borrowings—other than bank		—		172,568
Other bank borrowings		750,000		695,120
Long-term debt, net—other than bank		2,842,429		2,384,980
Deferred income taxes		297,954		262,462
Operating lease liabilities		103,900		126,604
Finance lease liabilities		339,040		48,709
Regulatory liabilities		1,150,690		1,055,650
Defined benefit pension and other postretirement benefit plans liability		82,879		71,813
Other		853,349		787,057
Total liabilities		14,864,687		14,047,452
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 110,151,798 shares and 109,470,795 shares at December 31, 2023 and 2022, respectively		1,707,471		1,692,697
Retained earnings		926,720		845,830
Accumulated other comprehensive income (loss), net of taxes
Net unrealized losses on securities	$(282,963)		$(328,904)
Unrealized gains on derivatives	1,638		1,991
Retirement benefit plans	(8,025)	(289,350)	(9,115)	(336,028)
Total shareholders’ equity		2,344,841		2,202,499
Total liabilities and shareholders’ equity		$17,243,821		$16,284,244
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained earnings	Accumulated other comprehensive income (loss)
(in thousands, except per share amounts)	Shares	Amount			Total
Balance, December 31, 2020	109,181	$1,678,368	$660,398	$(1,264)	$2,337,502
Net income for common stock	—	—	246,166	—	246,166
Other comprehensive loss, net of tax benefits	—	—	—	(51,269)	(51,269)
Issuance of common stock:
Share-based plans	131	5,027	—	—	5,027
Share-based expenses and other, net	—	2,101	—	—	2,101
Common stock dividends ($1.36 per share)	—	—	(148,643)	—	(148,643)
Balance, December 31, 2021	109,312	1,685,496	757,921	(52,533)	2,390,884
Net income for common stock	—	—	241,138	—	241,138
Other comprehensive loss, net of tax benefits	—	—	—	(283,495)	(283,495)
Issuance of common stock:
Share-based plans	159	5,831	—	—	5,831
Share-based expenses and other, net	—	1,370	—	—	1,370
Common stock dividends ($1.40 per share)	—	—	(153,229)	—	(153,229)
Balance, December 31, 2022	109,471	1,692,697	845,830	(336,028)	2,202,499
Net income for common stock	—	—	199,238	—	199,238
Other comprehensive income, net of taxes	—	—	—	46,678	46,678
Issuance of common stock:
Dividend reinvestment and stock purchase plan	537	6,612	—	—	6,612
Share-based plans	144	6,371	—	—	6,371
Share-based expenses and other, net	—	1,791	—	—	1,791
Common stock dividends ($1.08 per share)	—	—	(118,348)	—	(118,348)
Balance, December 31, 2023	110,152	$1,707,471	$926,720	$(289,350)	$2,344,841
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2023	2022	2021
(in thousands)
Cash flows from operating activities
Net income	$201,128	$243,028	$248,056
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	267,691	256,069	246,158
Other amortization	43,106	38,772	32,544
Provision for credit losses	10,357	2,037	(25,825)
Loans originated, held for sale	(51,872)	(128,195)	(340,986)
Proceeds from sale of loans, held for sale	49,162	136,504	364,848
Loss (gains) on sale of investment securities, net and equity-method investment	15,609	(8,123)	(528)
Gain on sale of loans	(910)	(1,692)	(9,305)
Deferred income tax expense (benefit)	5,268	(32,502)	(5,398)
Share-based compensation expense	10,532	10,366	9,135
Allowance for equity funds used during construction	(15,164)	(10,574)	(9,534)
Other	(4,342)	(7,580)	(7,060)
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(75,038)	(151,551)	(73,811)
Decrease (increase) in fuel oil stock	43,388	(87,569)	(45,819)
Increase in materials and supplies	(34,887)	(7,960)	(4,602)
Decrease (increase) in regulatory assets	(10,613)	34,600	(13,874)
Increase in regulatory liabilities	54,470	44,888	15,358
Increase in accounts, interest and dividends payable	60,013	28,169	9,925
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(13,247)	121,636	41,331
Decrease in defined benefit pension and other postretirement benefit plans liability	(8,872)	(5,191)	(6,660)
Change in other assets and liabilities, net	5,692	(20,656)	(48,280)
Net cash provided by operating activities	551,471	454,476	375,673
Cash flows from investing activities
Available-for-sale investment securities purchased	—	(366,177)	(1,464,644)
Principal repayments on available-for-sale investment securities	148,693	342,354	583,238
Proceeds from sale of available-for-sale investment securities	170,481	—	197,354
Purchases of held-to-maturity investment securities	—	—	(349,579)
Proceeds from repayments or maturities of held-to-maturity investment securities	67,360	29,432	53,654
Purchase of stock from Federal Home Loan Bank	(91,200)	(173,768)	(33,022)
Redemption of stock from Federal Home Loan Bank	103,032	157,208	31,702
Net decrease (increase) in loans held for investment	(285,493)	(661,492)	72,489
Proceeds from sale of commercial loans	94,665	—	—
Proceeds from sale of residential loans	—	—	59,844
Purchase of loans held for investment	(26,195)	(102,504)	—
Proceeds from sale of real estate held for sale	595	3,806	—
Capital expenditures	(448,296)	(344,037)	(314,524)
Contributions to low income housing investments	(1,360)	(844)	(16,131)
Acquisition of business	—	(25,706)	—
Other, net	10,319	13,046	27
Net cash used in investing activities	(257,399)	(1,128,682)	(1,179,592)
(continued)

Consolidated Statements of Cash Flows (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2023	2022	2021
Cash flows from financing activities
Net increase (decrease) in deposit liabilities	(122,228)	(2,516)	785,255
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(137,650)	83,652	(10,493)
Proceeds from issuance of short-term debt	65,000	35,000	—
Repayment of short-term debt	(100,000)	—	(65,000)
Net increase (decrease) in other bank borrowings with original maturities of three months or less	(596,810)	606,815	(1,365)
Proceeds from issuance of other bank borrowings	1,000,000	—	—
Repayment of other bank borrowings	(250,000)	—	—
Proceeds from issuance of long-term debt	625,000	227,312	285,886
Repayment of long-term debt	(167,080)	(221,910)	(82,262)
Withheld shares for employee taxes on vested share-based compensation	(2,371)	(3,165)	(2,006)
Net proceeds from issuance of common stock	1,223	—	—
Common stock dividends	(112,957)	(153,229)	(148,643)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Other	(4,662)	(2,398)	(3,080)
Net cash provided by financing activities	195,575	567,671	756,402
Net increase (decrease) in cash, cash equivalents and restricted cash	489,647	(106,535)	(47,517)
Cash, cash equivalents and restricted cash, January 1	204,927	311,462	358,979
Cash, cash equivalents and restricted cash, December 31	694,574	204,927	311,462
Less: Restricted cash	(15,028)	(5,050)	(5,911)
Cash and cash equivalents, December 31	$679,546	$199,877	$305,551
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2023	2022	2021
(in thousands)
Revenues	$3,269,521	$3,408,587	$2,539,636
Expenses
Fuel oil	1,211,420	1,265,614	644,349
Purchased power	671,769	793,584	670,494
Other operation and maintenance	533,557	497,601	475,412
Depreciation	243,705	235,424	229,469
Taxes, other than income taxes	306,912	317,173	240,354
Total expenses	2,967,363	3,109,396	2,260,078
Operating income	302,158	299,191	279,558
Allowance for equity funds used during construction	15,164	10,574	9,534
Retirement defined benefits credit—other than service costs	4,303	3,835	3,890
Interest expense and other charges, net	(86,140)	(76,416)	(72,447)
Allowance for borrowed funds used during construction	5,201	3,416	3,250
Interest income	6,454	—	—
Income before income taxes	247,140	240,600	223,785
Income taxes	51,193	49,676	44,148
Net income	195,947	190,924	179,637
Preferred stock dividends of subsidiaries	915	915	915
Net income attributable to Hawaiian Electric	195,032	190,009	178,722
Preferred stock dividends of Hawaiian Electric	1,080	1,080	1,080
Net income for common stock	$193,952	$188,929	$177,642
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2023	2022	2021
(in thousands)
Net income for common stock	$193,952	$188,929	$177,642
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes of $3,529, $64,925 and $52,554 for 2023, 2022 and 2021, respectively	10,175	187,193	151,523
Adjustment for amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost, net of taxes of $(688), $6,550 and $6,750 for 2023, 2022 and 2021, respectively	(1,983)	18,884	19,461
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(2,846), $(69,345), and $(59,429) for 2023, 2022 and 2021, respectively	(8,204)	(199,936)	(171,345)
Other comprehensive income (loss), net of taxes	(12)	6,141	(361)
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$193,940	$195,070	$177,281
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2023	2022
(in thousands)
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,098	$52,060
Plant and equipment	8,232,810	7,979,510
Right-of-use assets - finance lease	342,174	48,371
Less accumulated depreciation	(3,197,514)	(3,086,499)
Construction in progress	320,223	275,353
Utility property, plant and equipment, net	5,749,791	5,268,795
Nonutility property, plant and equipment, less accumulated depreciation of $40 and $63 as of December 31, 2023 and 2022, respectively	6,942	6,945
Total property, plant and equipment, net	5,756,733	5,275,740
Current assets
Cash and cash equivalents	106,077	39,242
Restricted cash	2,000	—
Customer accounts receivable, net	244,309	288,338
Accrued unbilled revenues, net	185,644	183,280
Other accounts receivable, net	111,519	13,567
Fuel oil stock, at average cost	148,237	191,530
Materials and supplies, at average cost	114,433	79,568
Prepayments and other	58,491	33,482
Regulatory assets	68,453	52,273
Total current assets	1,039,163	881,280
Other long-term assets
Operating lease right-of-use-assets	71,877	89,318
Regulatory assets	226,351	190,240
Other	189,430	160,889
Total other long-term assets	487,658	440,447
Total assets	$7,283,554	$6,597,467
(Continued)

Consolidated Balance Sheets (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2023	2022
(in thousands)
Capitalization and liabilities
Capitalization (see Consolidated Statements of Capitalization)
Common stock equity	$2,409,110	$2,344,170
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 4)
Long-term debt, net	1,934,277	1,584,854
Total capitalization	4,377,680	3,963,317
Current liabilities
Current portion of operating lease liabilities	16,617	19,095
Current portion of long-term debt, net	—	99,962
Short-term borrowings from non-affiliate	—	87,967
Accounts payable	191,040	202,492
Interest and preferred dividends payable	22,882	17,176
Taxes accrued, including revenue taxes	291,942	289,902
Regulatory liabilities	36,559	31,475
Other	171,436	85,596
Total current liabilities	730,476	833,665
Deferred credits and other liabilities
Operating lease liabilities	62,098	78,715
Finance lease liabilities	330,978	46,048
Deferred income taxes	399,001	384,430
Regulatory liabilities	1,114,131	1,024,175
Unamortized tax credits	84,312	95,300
Defined benefit pension and other postretirement benefit plans liability	60,671	49,748
Other	124,207	122,069
Total deferred credits and other liabilities	2,175,398	1,800,485
Total capitalization and liabilities	$7,283,554	$6,597,467
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2023	2022
(dollars in thousands, except par value)
Common stock equity
Common stock of $6 2/3 par value
Authorized: 50,000,000 shares. Outstanding: 17,854,278 shares
at December 31, 2023 and 2022	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	1,476,258	1,411,306
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,849	2,861
Common stock equity	2,409,110	2,344,170

Cumulative preferred stock not subject to mandatory redemption
Authorized: 5,000,000 shares of $20 par value and 7,000,000 shares of $100 par value.
Series	Par Value		Shares outstanding December 31, 2023 and 2022	2023	2022
(dollars in thousands, except par value and shares outstanding)
C-4.25%	$20	(Hawaiian Electric)	150,000	$3,000	$3,000
D-5.00%	20	(Hawaiian Electric)	50,000	1,000	1,000
E-5.00%	20	(Hawaiian Electric)	150,000	3,000	3,000
H-5.25%	20	(Hawaiian Electric)	250,000	5,000	5,000
I-5.00%	20	(Hawaiian Electric)	89,657	1,793	1,793
J-4.75%	20	(Hawaiian Electric)	250,000	5,000	5,000
K-4.65%	20	(Hawaiian Electric)	175,000	3,500	3,500
G-7.625%	100	(Hawaii Electric Light)	70,000	7,000	7,000
H-7.625%	100	(Maui Electric)	50,000	5,000	5,000
			1,234,657	34,293	34,293
(continued)

Consolidated Statements of Capitalization (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2023	2022
(in thousands)
Long-term debt
Obligations to the State of Hawaii for the repayment of Special Purpose Revenue Bonds (subsidiary obligations unconditionally guaranteed by Hawaiian Electric):
3.50%, Series 2019, due 2049	$80,000	$80,000
3.20%, Refunding series 2019, due 2039	150,000	150,000
3.10%, Refunding series 2017A, due 2026	125,000	125,000
4.00%, Refunding series 2017B, due 2037	140,000	140,000
3.25%, Refunding series 2015, due 2025	47,000	47,000
Total obligations to the State of Hawaii	$542,000	$542,000
Other long-term debt – unsecured:
Taxable senior notes:
6.11%, Series 2023A, due 2030	40,000	—
6.25%, Series 2023A and 2023B, due 2033	90,000	—
6.70%, Series 2023C, due 2053	20,000	—
3.70%, Series 2022A, due 2032	60,000	60,000
3.51%, Series 2020C and 2020E, due 2050	70,000	70,000
3.28%, Series 2020B and 2020D, due 2040	45,000	45,000
3.96%, Series 2020A, 2020B and 2020C, due 2050	50,000	50,000
3.31%, Series 2020A and 2020B, due 2030	110,000	110,000
4.21%, Series 2019A, due 2034	50,000	50,000
4.38%, Series 2018A, due 2028	67,500	67,500
4.53%, Series 2018B, due 2033	17,500	17,500
4.72%, Series 2018C, due 2048	15,000	15,000
4.31%, Series 2017A, due 2047	50,000	50,000
4.54%, Series 2016A, due 2046	40,000	40,000
5.23%, Series 2015A, due 2045	80,000	80,000
4.84%, Series 2013A, 2013B and 2013C, due 2027	100,000	100,000
5.65%, Series 2013B and 2013C, due 2043	70,000	70,000
4.55%, Series 2012B and 2012C, due 2023	—	100,000
4.72%, Series 2012D, due 2029	35,000	35,000
5.39%, Series 2012E, due 2042	150,000	150,000
4.53%, Series 2012F, due 2032	40,000	40,000
Total taxable senior notes	1,200,000	1,150,000
Revolving credit facility SOFR +1.80%, due 2026 and 2027	200,000	—
Total other long-term debt – unsecured	1,400,000	1,150,000
Total long-term debt	1,942,000	1,692,000
Less unamortized debt issuance costs	7,723	7,184
Less current portion long-term debt, net of unamortized debt issuance costs	—	99,962
Long-term debt, net	1,934,277	1,584,854
Total capitalization	$4,377,680	$3,963,317
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital stock	Retained earnings	Accumulated other comprehensive income (loss)
(in thousands)	Shares	Amount				Total
Balance, December 31, 2020	17,324	$115,515	$746,987	$1,282,335	$(2,919)	$2,141,918
Net income for common stock	—	—	—	177,642	—	177,642
Other comprehensive loss, net of taxes	—	—	—	—	(361)	(361)
Issuance of common stock, net of expenses	429	2,861	51,539	—	—	54,400
Common stock dividends	—	—	—	(111,700)	—	(111,700)
Balance, December 31, 2021	17,753	118,376	798,526	1,348,277	(3,280)	2,261,899
Net income for common stock	—	—	—	188,929	—	188,929
Other comprehensive income, net of taxes	—	—	—	—	6,141	6,141
Issuance of common stock, net of expenses	101	672	12,429	—	—	13,101
Common stock dividends	—	—	—	(125,900)	—	(125,900)
Balance, December 31, 2022	17,854	119,048	810,955	1,411,306	2,861	2,344,170
Net income for common stock	—	—	—	193,952	—	193,952
Other comprehensive loss, net of taxes	—	—	—	—	(12)	(12)
Common stock dividends	—	—	—	(129,000)	—	(129,000)
Balance, December 31, 2023	17,854	$119,048	$810,955	$1,476,258	$2,849	$2,409,110
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2023	2022	2021
(in thousands)
Cash flows from operating activities
Net income	$195,947	$190,924	$179,637
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	243,705	235,424	229,469
Other amortization	26,490	25,320	21,737
Deferred income tax expense (benefit)	1,439	(41,415)	(3,829)
State refundable credit	(11,325)	(10,999)	(10,582)
Bad debt expense	8,161	6,027	2,183
Allowance for equity funds used during construction	(15,164)	(10,574)	(9,534)
Bill credits	—	—	2,000
Other	460	(139)	1,350
Changes in assets and liabilities
Increase in accounts receivable	(65,004)	(91,742)	(50,090)
Increase in accrued unbilled revenues	(3,048)	(54,023)	(27,464)
Decrease (increase) in fuel oil stock	43,293	(87,452)	(45,840)
Increase in materials and supplies	(34,865)	(7,691)	(4,533)
Decrease (increase) in regulatory assets	(10,613)	34,600	(13,874)
Increase in regulatory liabilities	54,470	44,888	15,358
Increase in accounts payable	20,454	22,355	17,671
Change in prepaid and accrued income taxes, tax credits and revenue taxes	1,878	103,198	26,930
Decrease in defined benefit pension and other postretirement benefit plans liability	(8,186)	(4,828)	(5,154)
Change in other assets and liabilities	26,275	(25,943)	(52,302)
Net cash provided by operating activities	474,367	327,930	273,133
Cash flows from investing activities
Capital expenditures	(438,775)	(329,457)	(292,000)
Other	6,176	5,372	6,035
Net cash used in investing activities	(432,599)	(324,085)	(285,965)
Cash flows from financing activities
Common stock dividends	(129,000)	(125,900)	(111,700)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock	—	13,101	54,400
Proceeds from issuance of long-term debt	350,000	60,000	115,000
Repayment of long-term debt	(100,000)	(52,000)	—
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(87,967)	87,967	—
Repayment of short-term debt	—	—	(50,000)
Payments of obligations under finance leases	(3,128)	(670)	—
Other	(843)	(364)	(941)
Net cash provided by (used in) financing activities	27,067	(19,861)	4,764
Net increase (decrease) in cash, cash equivalents and restricted cash	68,835	(16,016)	(8,068)
Cash, cash equivalents and restricted cash, January 1	39,242	55,258	63,326
Cash, cash equivalents and restricted cash, December 31	108,077	39,242	55,258
Less: Restricted cash	(2,000)	—	(3,089)
Cash and cash equivalents, December 31	$106,077	$39,242	$52,169
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
Hawaiian Electric and its wholly owned operating subsidiaries, Hawaii Electric Light Company, Inc. (Hawaii Electric Light) and Maui Electric Company, Limited (Maui Electric), are regulated public electric utilities (collectively, the Utilities) in the business of generating, purchasing, transmitting, distributing and selling electric energy on all major islands in Hawaii other than Kauai. See Note 3.
ASB is a federally chartered, full-service community bank providing a wide range of banking services to individual and business customers through its 35 branches on Oahu (25), Maui (4), Hawaii (3), Kauai (2) and Molokai (1).
Pacific Current’s significant subsidiaries include Hamakua Energy, LLC (Hamakua Energy), Mauo, LLC (Mauo) and Kaʻieʻie Waho Company, LLC (Kaʻieʻie Waho) and Mahipapa, LLC (Mahipapa). See Note 3.
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
Consolidation.  The HEI consolidated financial statements include the accounts of HEI and its subsidiaries. The Hawaiian Electric consolidated financial statements include the accounts of Hawaiian Electric and its subsidiaries. When HEI or Hawaiian Electric has a controlling financial interest in another entity (usually, majority voting interest), that entity is consolidated. Investments in companies over which the Company or the Utilities have the ability to exercise significant influence, but not control, are accounted for using the equity method. The consolidated financial statements exclude variable interest entities (VIEs) when the Company or the Utilities are not the primary beneficiaries. Significant intercompany amounts are eliminated in consolidation (see Note 3 for limited exceptions).
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
Restricted cash.  The Utilities consider funds on deposit with Wells Fargo, which represent collateral to secure company purchasing cards, to be restricted cash because these funds are available only to finance (or reimburse payment of) approved expenditures. In addition to the Utilities’ funds held for collateral, the Company considers cash held by trustees, related to non-recourse loans at Pacific Current subsidiaries, to be restricted cash. At December 31, 2023 and 2022, total restricted cash of the Company was $15.0 million and $5.1 million, respectively, and for the Utilities was $2.0 million and nil, respectively.
Property, plant and equipment.  Property, plant and equipment are reported at cost. Self-constructed electric utility plant includes engineering, supervision, administrative and general costs and an allowance for the cost of funds used during the construction period. These costs are recorded in construction in progress and are transferred to utility plant when construction is completed and the facilities are either placed in service or become useful for public utility purposes. Costs for betterments that make utility plant more useful, more efficient, of greater durability or of greater capacity are also capitalized. Upon the retirement or sale of electric utility plant, generally no gain or loss is recognized. The cost of the plant retired is charged to accumulated depreciation. Amounts collected from customers for cost of removal are included in regulatory liabilities. See discussion regarding “Utility projects” in Note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation.  Depreciation is computed primarily using the straight-line method over the estimated lives of the assets being depreciated. Electric utility plant additions in the current year are depreciated beginning January 1 of the following year in accordance with rate-making. Electric utility plant and Pacific Current generation assets have lives ranging from 16 to 51 years for production plant, from 10 to 79 years for transmission and distribution plant, and from 5 to 50 years for general plant. The Utilities’ composite annual depreciation rate, which includes a component for cost of removal, was 3.2% in 2023, 2022 and 2021.
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
Contingencies and litigation.  The Company and the Utilities are subject to proceedings (including PUC proceedings), lawsuits and other claims. Management assesses the likelihood of any adverse judgments in or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual case or proceeding often with the assistance of outside counsel. Loss contingencies are reviewed quarterly and estimates are adjusted to reflect the impact of all known information, such as new developments in each matter or changes in approach in dealing with these matters, including changes in settlement strategy. When a loss is probable and reasonably estimable, a liability is recorded in the amount of the estimable loss. If it is reasonably possible that a loss may have been incurred and the effect on the financial statements could be material, the Company and the Utilities disclose the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Earnings per share (HEI only).  Basic earnings per share (EPS) is computed by dividing net income for common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that dilutive common shares for stock compensation is added to the denominator. As of December 31, 2023, the antidilutive effect of restricted stock units (RSUs) on 65,078 shares of common stock, was not included in the computation of diluted EPS. There were no shares of antidilutive securities outstanding during the years ended December 31, 2022 and 2021.
Impairment of long-lived assets and long-lived assets to be disposed of.  The Company and the Utilities review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. When the Utilities conclude that recovery of the remaining carrying amount of long-lived generation asset upon retirement is probable of recovery in future rates the carrying amount of the long-lived generation asset is recorded as a regulatory asset. Other assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent accounting pronouncements.
Credit Losses. In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments in this update also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost.” Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 325-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASB updated the accounting for certain loan refinancings and restructurings, and included the required disclosures in the Notes herein in accordance with ASU No. 2022-02.
Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosure requirements of significant segment expenses. These amendments are effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. These amendments apply on a retrospective basis. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. These amendments apply on a prospective basis with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.

Electric utility
Regulation by the Public Utilities Commission of the State of Hawaii (PUC). The Utilities are regulated by the PUC and account for the effects of regulation under FASB ASC Topic 980, “Regulated Operations.” As a result, the Utilities’ financial statements reflect assets, liabilities, revenues and expenses based on current cost-based rate-making regulations (see Note 4—“Regulatory assets and liabilities”). Their continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers. Management believes that the operations of the Utilities, including the impact of the approved PBR Framework, currently satisfy the criteria under ASC Topic 980.
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
Accounts receivable.  Accounts receivable are recorded at the invoiced amount. The Utilities generally assess a late payment charge on balances unpaid from the previous month. The allowance for doubtful accounts is the Utilities’ best estimate of the amount of expected credit losses in the Utilities’ existing accounts receivable. At December 31, 2023 and 2022, the allowance for customer accounts receivable, accrued unbilled revenues and other accounts receivable was $4.6 million and $6.1 million, respectively.
Electric utility revenues.  Revenues related to electric service are generally recorded when service is rendered and include revenues applicable to energy consumed in the accounting period but not yet billed to the customers. The Utilities also record revenue under a decoupling mechanism. See “Decoupling” discussion in Note 4.
Repairs and maintenance costs.  Repairs and maintenance costs for overhauls of generating units are generally expensed as they are incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The weighted-average AFUDC rate was 7.2% in 2023, 7.1% in 2022 and 2021, and reflected quarterly compounding.
Asset retirement obligations.  AROs are accounted for in accordance with ASC 410-20, “Asset Retirement Obligations.” AROs are recognized at present value of expected costs to retire long-lived assets from service, provided a legal obligation exists and a reasonable estimate of the fair value and the settlement date can be made. In the subsequent period, the liability is accreted to its future value while the asset retirement cost is depreciated over the estimated useful life of the underlying asset. The Utilities’ recognition of AROs have no impact on earnings, as the cost of the AROs are recovered over the life of the asset through depreciation. AROs recognized by the Utilities relate to legal obligations with the retirement of plant and equipment, including removal of asbestos and other hazardous materials. See “Asset retirement obligations” in Note 4.

Bank (HEI only)
Investment securities.  Investments in debt securities are classified as held-to-maturity (HTM), trading or available-for-sale (AFS). ASB determines the appropriate classification at the time of purchase. Debt securities that ASB intends to and has the ability to hold to maturity are classified as HTM securities and reported at amortized cost. Marketable debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable debt securities not classified as either HTM or trading securities are classified as AFS and reported at fair value. Unrealized gains and losses for AFS securities are excluded from earnings and reported on a net basis in accumulated other comprehensive income (AOCI) until realized. Transfers of debt securities from the available-for-sale classification to the held-to-maturity classification are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer remains in AOCI and in the carrying value of the held-to-maturity investment security. Unrealized holding gains or losses that remain in AOCI are amortized or accreted over the expected life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.
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
AFS debt securities with unrealized losses are reviewed quarterly. ASB will first assess whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, ASB evaluates whether the decline in fair value is the result of a credit loss or other factors. The determination of whether or not a credit loss exists is based on consideration of the cash flows expected to be collected from the debt security. ASB develops these expectations after considering various factors such as agency ratings, the financial condition of the issuer, payment history, payment structure of the security, industry and market conditions, underlying collateral and other factors which may be relevant based on the facts and circumstances pertaining to individual securities. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, 2022 and 2021, there was no indicated impairment as ASB expects to collect the contractual cash flows for these investments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans modified in a troubled debt restructuring. Prior to January 1, 2023, loans were considered to have been modified in a troubled debt restructuring (TDR) when, due to a borrower’s financial difficulties, ASB made concessions to the borrower that it would not otherwise consider for a non-troubled borrower. With the adoption of ASU No. 2022-02, accounting guidance for TDRs by creditors is eliminated. Loan refinancing and restructuring guidance is applied to determine whether a modification results in a new loan or a continuation of an existing loan. Prior to January 1, 2023, TDR modifications may have included interest rate reductions, interest only payments for an extended period of time, protracted terms such as amortization and maturity beyond the customary length of time found in the normal market place, and other actions intended to minimize economic loss and to provide alternatives to foreclosure or repossession of collateral. Generally, a nonaccrual loan that had been modified in a TDR remained on nonaccrual status until the borrower demonstrated sustained repayment performance for a period of six consecutive months. However, performance prior to the modification, or significant events that coincided with the modification, were included in assessing whether the borrower could meet the new terms and may have resulted in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule was uncertain, or there was reasonable doubt over the full collectability of principal and interest, the loan remained on nonaccrual status.
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
Goodwill. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment during the fourth quarter. At December 31, 2023 and 2022, the amount of goodwill was $82.2 million. The goodwill relates to ASB and is the Company’s only intangible asset with an indefinite useful life.
To determine if there was an impairment to the book value of goodwill pertaining to ASB, the fair value of ASB was estimated using a valuation method based on the market and income approaches. The market approach considers publicly traded financial institutions and measures the institutions’ market values as a multiple to (1) net income and (2) tangible book equity. The income approach uses a discounted cash flow method to value a company on a going concern basis and is based on the concept that the future benefits derived from a particular company can be measured by its sustainable after-tax cash flows in the future. ASB used its forecasted net income and estimated cost savings if the Bank were acquired and applied a discount rate to calculate its discounted cash flows. A capitalization of earnings method was used to calculate a terminal value for the discounted cash flow method. The income approach was weighted 75% and the publicly traded company valuation method was weighted 25%. More weight was given to the income approach as this approach uses the projected performance of ASB in the stressed environment and would be more indicative of the current fair value of the Bank. For the three years ended December 31, 2023, there has been no impairment of goodwill.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
All tax credit investments are evaluated for potential impairment at least annually, or more frequently, when events or conditions indicate that it is deemed probable that ASB will not recover its investment. If an investment is determined to be impaired, it is written down to its estimated fair value and the new cost basis of the investment is not adjusted for subsequent recoveries in value. As of December 31, 2023, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its low-income housing tax credit (LIHTC) investments.
At December 31, 2023 and 2022, the carrying amount of LIHTC investments was $112.2 million and $107.0 million, respectively, and included in other assets in the consolidated balance sheets.
ASB’s unfunded commitments to fund its LIHTC investment partnerships were $87.9 million and $70.1 million as of December 31, 2023 and 2022, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets.
The table below summarizes the amounts in income tax expense related to ASB’s LIHTC investments:

Years ended December 31	2023	2022	2021
(in millions)
Amounts in income taxes related to low-income housing tax credit investments
Amortization recognized in the provision for income taxes	$(13.5)	$(12.0)	$(10.3)
Tax credits and other tax benefits recognized in the provision for income taxes	18.3	16.3	13.9
Net benefit to income tax expense	$4.8	$4.3	$3.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 · Maui windstorm and wildfires
On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas caused widespread property damage, including damage to property of the Utilities, and 101 confirmed fatalities in Lahaina at this time (the Maui windstorm and wildfires). The Maui windstorm and wildfires were fueled by extreme winds and drought-like conditions in those parts of Maui.
The circumstances surrounding the Maui windstorm and wildfires are currently the subject of several investigations.
Restoration costs and recoveries. The Utilities are continuing restoration work to rebuild portions of the electric system in Lahaina to ensure safe and reliable power to all West Maui customers. Ongoing restoration efforts include the rebuilding of transmission and distribution lines along former routes in the Lahaina area with the installation of new interim steel poles and electrical equipment. Currently, crews are also continuing repairs to restore power to less than ten customers in Lahaina. All other properties that can have power restored have been brought back online in West Maui.
On December 27, 2023, the Public Utilities Commission of the State of Hawaii (PUC) issued an order authorizing deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the Maui windstorm and wildfires. The deferred accounting treatment applies to certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of the base rates. The approval pertains only to deferred cost treatment; any cost recovery of deferred costs will be the subject of a separate application(s). As of December 31, 2023, the Utilities have deferred $14.7 million of certain incremental costs related to the Maui windstorm and wildfires to a regulatory asset.
While the Utilities plan to seek recovery of damage to covered electrical infrastructure under their insurance programs, the timing and amount of any insurance recoveries are not determinable at this time and, as such, an insurance receivable has not been recorded as of the date of this filing. The Company’s property insurance has a total policy limit of $500 million with a $1 million retention for damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The Utilities believe capital expenditures related to restoration that are not covered by insurance will be managed under their current regulatory mechanisms, the recovery of which would be subject to PUC approval.
ASB’s Lahaina branch, including most of its contents and automated teller machine, was destroyed in the fire. The Bank leased the property of its Lahaina location.
Third-party claims and other proceedings.
Tort-related legal claims. Multiple civil and class action lawsuits related to the Maui windstorm and wildfires have been filed in the Maui and Oahu Circuit Courts against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively “tort-related legal claims”). The majority of these lawsuits have been removed to federal court, but many of the cases are subject to motions to remand them back to the state courts. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, and two other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages.
While the investigations into the circumstances surrounding the Maui windstorm and wildfires are ongoing, various unaffiliated third parties have published estimates of the total economic damage generally ranging from $3.8 billion to $6 billion. These estimates have not been validated by the Company, and they represent gross numbers that do not take into account causation or liability nor attempt to allocate responsibility among the various defendants. As such, these estimates are not intended to provide a range of a reasonably possible loss under ASC Topic 450-20, “Loss Contingencies” attributable to the Company arising from the Maui windstorm and wildfires. In addition, on November 6, 2023, the Hawaii Insurance Division of the State of Hawaii Department of Commerce and Consumer Affairs released preliminary data on Maui windstorm and wildfires claims, and the Hawaii Insurance Division has subsequently provided updated data. Through November 30, 2023, the data collected from over 200 insurers indicated estimated total insured losses for residential and personal property of more than $1.6 billion. The estimated total losses represent insured claims related to personal motor vehicles and residential property (i.e., homeowners insurance, dwelling-fire landlord, condominium unit owner, renters insurance, and other residential property) and do not account for uninsured or underinsured property losses, commercial property losses, interest, attorneys’ fees, fire suppression and clean-up costs, evacuation costs, personal injury or wrongful death damages, medical expenses or other costs, such as potential punitive damages, fines or penalties. It is uncertain whether the insured claims reported to the Hawaii

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insurance Division are complete, and together with property damage claims unaccounted for, as mentioned above, the total amount of property damage claims could be materially higher than the amount reported by the Hawaii Insurance Division. The Hawaii Insurance Division did not state whether it intends to provide updated information in the future.
The Company is actively working with the State of Hawaii and others in the community on solutions for Maui’s recovery, including the compensation of those who suffered losses in the Maui windstorm and wildfires and who are currently named as plaintiffs in the various cases. On November 8, 2023, Hawaii Governor Josh Green announced the One ‘Ohana Initiative (the Initiative) as a collective path forward to recovery from the Maui windstorm and wildfires. The Initiative is a new humanitarian aid fund of $175 million, with the objective to compensate, in an expedited manner, those who have lost loved ones and those who have suffered severe injuries in the Maui windstorm and wildfires. The Initiative provides an alternative to a lengthy and expensive legal process. Beneficiaries who have lost loved ones are anticipated to receive payments of $1.5 million per decedent, and those who suffered severe injuries are expected to share in a specially allocated pool of compensation. In exchange for receiving such a payment, beneficiaries will be required to waive their ability to pursue legal claims for wrongful death and severe injuries. Hawaiian Electric fully supports this humanitarian initiative and has pledged to contribute $75 million. The Governor announced that other parties, including the State of Hawaii, the County of Maui, and Kamehameha Schools have all agreed to contribute to the fund. Hawaiian Electric’s contribution to the Initiative will be less than half of the total, and Hawaiian Electric's insurance carriers have agreed to fund its share of the contributions to the fund. Hawaiian Electric’s contribution is reflective of its commitment to join with community partners to provide solutions to promote Maui’s recovery. Hawaiian Electric’s commitment to contribute to the Initiative is not an admission of guilt or reflection of fault or liability related to the wildfires.
In connection with its commitment to contribute to the Initiative, the Utilities accrued, as of December 31, 2023, $75 million, and concurrently, recorded an insurance reimbursement receivable of an equivalent amount as the recovery of the Utilities’ contribution to the Initiative under its excess liability insurance policy is deemed probable. The Initiative contemplates additional phases, including a process to potentially resolve remaining tort-related legal claims, as well as seeking legislation to reduce wildfire risk and provide financial support to help ensure a strong energy future for all of Hawaii. While the Utilities plan to participate in a process with the State and community partners to explore solutions to support Maui’s recovery and compensate victims for damages, as noted above, the Utilities are unable to reasonably estimate any additional potential loss, or range of loss. The Company believes it is reasonably possible that a loss will be incurred in excess of the expected $75 million contribution to the Initiative and is unable to predict the ultimate outcome or reasonably estimate a range of possible loss from these actions at this time.
The Company intends to vigorously defend against the litigation if necessary. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlements, judgments, or costs associated with the litigation or contributions to any potential additional phases of the Initiative. If additional liabilities were to be incurred, the loss could be material to the Company’s results of operations, financial positions and cash flows. If any such losses were to be sufficiently high, the Company may not have liquidity or the ability to access liquidity at levels necessary to satisfy such losses.
Securities class action and shareholder lawsuits. On August 24, 2023, a putative securities class action captioned Bhangal v. Hawaiian Electric Industries, Inc., et al., No.: 3:23-cv-04332-JSC was filed in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against HEI and certain of its current and former officers, and Section 20(a) of the Exchange Act against certain of HEI’s current and former officers. Plaintiff broadly alleges that HEI and certain of its current and former officers made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiff seeks unspecified monetary damages. On December 7, 2023, the court appointed Daniel Warren as lead plaintiff and Pomerantz LLP as lead plaintiff’s counsel and on January 9, 2024, the court set March 8, 2024, as lead plaintiff’s deadline for filing amended complaint and set a briefing schedule on defendants’ anticipated motion to dismiss. The Company intends to vigorously defend against this action. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company does not believe that a loss is probable and any potential loss or range of loss is not reasonably estimable.
On September 11, 2023, a putative shareholder derivative action captioned Rice v. Connors, et al., No. 1CCV-23-0001181 was filed in the Circuit Court of the First Circuit, State of Hawai‘i. On December 6, 2023, the case was removed to the United States District Court for the District of Hawaii and captioned Rice v. Connors, et al., No. 1:23-cv-00577-JAO-BMK. This action is purportedly brought by a shareholder on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiff asserts Hawai‘i state law breach of fiduciary duty, abuse of control, corporate waste and unjust enrichment claims allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain of HEI’s prior public disclosures. Plaintiff seeks, on behalf of HEI and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Hawaiian Electric, compensatory and punitive damages, restitution and equitable relief in the form of changes to HEI’s corporate governance, policies and culture. Pursuant to a schedule agreed upon by the parties and ordered by the court, defendants are not required to respond to plaintiff’s amended complaint until after the pending motions to remand in the tort litigation are resolved. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
On December 26, 2023, another putative shareholder derivative action captioned Kallaus v. Johns, et al., No. 3:23-cv-06627 was filed in the United States District Court for the Northern District of California. This action is purportedly brought by a shareholder on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiff purports to assert both Hawai‘i state law and federal securities law claims. Plaintiff brings state law breach of fiduciary duty, corporate waste, and unjust enrichment claims purportedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiff also asserts claims for contribution under Sections 10(b) and 21D of the Exchange Act against certain of HEI’s current and former directors and officers, and claims for violation of Section 14(a) of the Exchange Act against certain of HEI’s current and former directors. Plaintiff generally alleges that HEI and certain of its current and former officers made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiff also broadly claims HEI proxy statements were materially false and misleading for similar reasons. Plaintiff seeks, on behalf of HEI and Hawaiian Electric, unspecified monetary damages and equitable relief in the form of changes to HEI’s corporate governance and internal procedures. While the Company has certain obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
On January 31, 2024, an additional putative shareholder derivative action captioned Cole v. Johns, et al., No. 3:24-cv-00598 was filed in the United States District Court for the Northern District of California. This action is purportedly brought by a shareholder on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiff purports to assert both Hawai‘i state law and federal securities law claims. Plaintiff brings state law breach of fiduciary duty, corporate waste, and unjust enrichment claims purportedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiff also asserts claims for contribution under Sections 10(b) and 21D of the Exchange Act against certain of HEI’s current and former directors and officers, and claims for violation of Section 14(a) of the Exchange Act against certain of HEI’s current and former directors. Plaintiff generally alleges that HEI and certain of its current and former officers made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiff also broadly claims HEI proxy statements were materially false and misleading for similar reasons. Plaintiff seeks, on behalf of HEI and Hawaiian Electric, unspecified monetary and punitive damages. While the Company has certain obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. As of December 31, 2023, the Company incurred and accrued $34.9 million ($24.7 million by the Utilities) of legal expenses to address these lawsuits and other legal matters related to the Maui windstorm and wildfires. The Company has $165 million of excess liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of December 31, 2023, the Company recorded legal-related insurance recoveries for a total of $29.6 million under the policies, of which, $26.6 million has been recorded to insurance receivable.
As of December 31, 2023, on a consolidated basis, the Company has incurred $63.4 million of incremental expenses related to the Maui windstorm and wildfires, which excludes the $75 million contribution and insurance receivable discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended December 31, 2023
(in thousands)	Electric utility	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$24,737	$34,876
One ‘Ohana Initiative contribution	75,000	75,000
Other expense	15,071	28,507
Total Maui windstorm and wildfires related expenses	114,808	138,383
Insurance recoveries[1]	(98,613)	(104,580)
Deferral treatment approved by the PUC[2]	(14,692)	(14,692)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,503	$19,111
1    Includes insurance receivable of $75 million related to the One ‘Ohana Initiative contribution.
2    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires. Amounts were reclassified to a regulatory asset.
In addition, the Utilities incurred $18.0 million of total capital costs related to the Maui windstorm and wildfires.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 · Segment financial information
The electric utility and bank segments are strategic business units of the Company that offer different products and services and operate in different regulatory environments. The accounting policies of the segments are the same as those described for the Company in the summary of significant accounting policies, except as otherwise indicated and except that federal and state income taxes for each segment are calculated on a “stand-alone” basis. HEI evaluates segment performance based on net income. Each segment accounts for intersegment sales and transfers as if the sales and transfers were to third parties (i.e., at current market prices). Intersegment revenues consist primarily of Hamakua Energy electricity revenues, interest, rent and preferred stock dividends.

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

Other
“Other” includes amounts for the holding companies (HEI and ASB Hawaii), Pacific Current and its subsidiaries, and intercompany eliminations.
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
6-MW photovoltaic system. In 2020, Kaʻieʻie Waho acquired a 6-MW photovoltaic system situated on 20 acres of land on the island of Kauai. Kauai Island Utility Cooperative purchases all of the power generated by the system under a PPA that expires in 2033.
7.5-MW renewable, firm dispatchable closed-loop biomass-to-energy facility. In July 2022, Mahipapa acquired a 7.5-MW renewable, firm dispatchable closed-loop biomass-to-energy facility on Kauai. Kauai Island Utility Cooperative purchases all of the power generated by the system under a PPA that expires in 2035.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information was as follows:

(in thousands)	Electric utility	Bank	Other	Total
2023
Revenues	3,269,521	394,663	17,982	3,682,166
Depreciation and amortization	270,195	28,491	12,111	310,797
Interest income	6,454	—	2,651	9,105
Interest expense, net	86,140	82,797	39,392	208,329
Income (loss) before income taxes	247,140	63,401	(64,840)	245,701
Income taxes (benefit)	51,193	10,039	(16,659)	44,573
Net income (loss)	195,947	53,362	(48,181)	201,128
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	193,952	53,362	(48,076)	199,238
Capital expenditures[1]	438,775	5,569	3,952	448,296
Assets (at December 31, 2023)	7,283,554	9,673,192	287,075	17,243,821
2022
Revenues from external customers	$3,408,583	$321,068	$12,334	$3,741,985
Intersegment revenues (eliminations)	4	—	(4)	—
Revenues	3,408,587	321,068	12,330	3,741,985
Depreciation and amortization	260,744	24,436	9,661	294,841
Interest expense, net	76,416	13,301	26,986	116,703
Income (loss) before income taxes	240,600	102,241	(38,646)	304,195
Income taxes (benefit)	49,676	22,252	(10,761)	61,167
Net income (loss)	190,924	79,989	(27,885)	243,028
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	188,929	79,989	(27,780)	241,138
Capital expenditures[1]	329,457	4,704	9,876	344,037
Assets (at December 31, 2022)	6,597,467	9,545,970	140,807	16,284,244
2021
Revenues from external customers	$2,539,589	$306,398	$4,392	$2,850,379
Intersegment revenues (eliminations)	47	—	(47)	—
Revenues	2,539,636	306,398	4,345	2,850,379
Depreciation and amortization	251,206	21,124	6,372	278,702
Interest expense, net	72,447	5,040	21,916	99,403
Income (loss) before income taxes	223,785	130,559	(43,481)	310,863
Income taxes (benefit)	44,148	29,325	(10,666)	62,807
Net income (loss)	179,637	101,234	(32,815)	248,056
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	177,642	101,234	(32,710)	246,166
Capital expenditures[1]	292,000	11,131	11,393	314,524
Assets (at December 31, 2021)	6,491,625	9,181,603	149,409	15,822,637
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 · Electric utility segment
Regulatory assets and liabilities.  The Utilities record regulatory assets and liabilities when they are deemed probable of recovery from or refund to customers. Determining probability requires significant judgment by management and includes considerations of regulatory orders, proposed regulatory treatment, strength of the applications and other available evidence. Regulatory assets represent deferred costs and accrued decoupling revenues which are expected to be recovered through rates over PUC-authorized periods. Generally, the Utilities do not earn a return on their regulatory assets; however, they have been allowed to recover interest on certain regulatory assets and to include certain regulatory assets in rate base. Regulatory liabilities represent amounts included in rates and collected from ratepayers for costs expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. For example, the regulatory liability for cost of removal in excess of salvage value represents amounts that have been collected from ratepayers for costs that are expected to be incurred in the future to retire a utility plant. Generally, the Utilities include regulatory liabilities in rate base or are required to apply interest to certain regulatory liabilities. In the table below, noted in parentheses are the original PUC authorized amortization or recovery periods and, if different, the remaining amortization or recovery periods as of December 31, 2023 are noted.
Regulatory assets were as follows:

December 31	2023	2022
(in thousands)
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	$70,616	$69,919
Income taxes (2-36 years)	81,620	82,583
Decoupling revenue balancing account and RAM (1-2 years)	19,002	14,290
Right-Of-Use (ROU) assets (21 years remaining)	9,067	7,711
Vacation earned, but not yet taken (1 year)	14,585	14,109
COVID-19 related costs (to be determined by PUC)	8,715	11,403
ECRC/PPAC (1 year)	24,691	20,369
Maui windstorm and wildfire related costs (to be determined by PUC)	14,692	—
Retirement of generating units (10 years)	29,930	—
Other (1-36 years remaining)	21,886	22,129
Total regulatory assets	$294,804	$242,513
Included in:
Current assets	$68,453	$52,273
Long-term assets	226,351	190,240
Total regulatory assets	$294,804	$242,513

Regulatory liabilities were as follows:

December 31	2023	2022
(in thousands)
Cost of removal in excess of salvage value (1-79 years)	$591,298	$577,985
Income taxes (2-36 years)	303,225	316,947
Decoupling revenue balancing account and RAM (1-2 years)	5,995	10,426
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	171,421	81,950
Solar tax credits (1-18 years)	49,507	50,240
ECRC/PPAC (1 year)	15,169	4,034
Enterprise Resource Planning (ERP) Benefits (2 years)	12,409	10,491
Other (1 year remaining)	1,666	3,577
Total regulatory liabilities	$1,150,690	$1,055,650
Included in:
Current liabilities	$36,559	$31,475
Long-term liabilities	1,114,131	1,024,175
Total regulatory liabilities	$1,150,690	$1,055,650
The regulatory asset and liability relating to retirement benefit plans was recorded as a result of pension and OPEB tracking mechanisms adopted by the PUC in rate case decisions for the Utilities in 2007 (see Note 11).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Regulatory asset related to retirement of Honolulu generating units 8 and 9. On December 22, 2023, the PUC issued a decision and order approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units Honolulu units 8 and 9 assets that retired on December 31, 2023, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of December 31, 2023, the Utilities have recorded $29.9 million in regulatory assets for the remaining net book value of Honolulu generating units 8 and 9.
Regulatory assets for Maui windstorm and wildfires related costs. On December 27, 2023, the PUC issued an order authorizing deferred accounting treatment for the Utilities’ incremental non-labor expenses under specific cost categories related to the August 2023 Maui windstorm and wildfires. The deferred accounting treatment applies to certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of base rates. The approval pertains to deferred cost treatment. The requests for cost recovery of deferred costs will be the subject of a separate application at which time the PUC will evaluate whether such costs were prudently incurred and reasonable and determine the extent to which such costs will be eligible for recovery, and the period over which recovery will occur. If the PUC denies recovery of any deferred costs, such costs would be charged to expense in the period that those costs are no longer considered probable of recovery.
As of December 31, 2023, the Utilities have recorded $14.7 million in regulatory assets for the incremental costs incurred related to the Maui windstorm and wildfires event.
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
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net other operation and maintenance (O&M) expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers. On December 29, 2023, the PUC approved the Utilities’ proposal to accelerate flow-through of the ERP benefits savings currently tracked in regulatory liability accounts to Hawaii Electric Light and Maui Electric customers as part of the customer dividend in the ARA, to mitigate the impact of the Utilities’ recovery of the COVID-19 related costs on customers. See “Regulatory assets for COVID-19 related costs” section below.
As of December 31, 2023, the Utilities’ regulatory liability was $12.4 million ($2.6 million for Hawaiian Electric, $3.9 million for Hawaii Electric Light and $5.9 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 13, 2024 for the period January 1 through December 31, 2023.
Regulatory assets for COVID-19 related costs. On December 29, 2023, the PUC issued a decision and order (December 2023 D&O) approving the Utilities’ request to recover the COVID-19 related deferred costs up to $8.8 million evenly over a three-year recovery period from 2024 through 2026. Following the Utilities’ motion for clarification or in the alternative partial reconsideration of the December 2023 D&O, on February 27, 2024, the PUC issued an order clarifying the December 2023 D&O and approving, among other things, the Utilities’ requests to base the recovery on the recorded balances as of December 31, 2023 and to modify the recovery period to begin June 1, 2024 and end May 31, 2027. As of December 31, 2023, the Utilities have recorded $8.7 million in regulatory assets for deferral of COVID-19 related costs.
Regulatory assets for suspension of disconnections related costs. Based on the circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, including the Utilities, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through March 5, 2024 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to HRS Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of December 31, 2023, the Utilities have recorded $0.6 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Major customers.  The Utilities received 12% ($376 million), 12% ($393 million) and 11% ($267 million) of their operating revenues from the sale of electricity to various federal government agencies in 2023, 2022 and 2021, respectively.
Cumulative preferred stock. The following series of cumulative preferred stock are redeemable only at the option of the respective company at the following prices in the event of voluntary liquidation or redemption:

December 31, 2023	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100
Hawaiian Electric is obligated to make dividend, redemption and liquidation payments on the preferred stock of each of its subsidiaries if the respective subsidiary is unable to make such payments, but this obligation is subordinated to Hawaiian Electric’s obligation to make payments on its own preferred stock.
Related-party transactions. HEI charged the Utilities $5.2 million, $5.6 million and $5.2 million for general management and administrative services in 2023, 2022 and 2021, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
In 2023, 2022 and 2021, Hamakua Energy (an indirect subsidiary of HEI) sold energy and capacity to Hawaii Electric Light (subsidiary of Hawaiian Electric and indirect subsidiary of HEI) under a power purchase agreement (PPA) in the amount of $71 million, $66 million and $53 million, respectively.
Hawaiian Electric’s short-term borrowings from HEI totaled nil at December 31, 2023 and 2022. Borrowings among the Utilities are eliminated in consolidation. Interest charged by HEI to Hawaiian Electric was not material for the years ended December 31, 2023 and 2022.
Unconsolidated variable interest entities.
Power purchase agreements.  As of December 31, 2023, the Utilities had four PPAs for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
August 2023 Maui windstorm and wildfires. See Note 2 of the Consolidated Financial Statements.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in the termination of the original PPA. Following the termination, Hu Honua filed a lawsuit in the U.S. District Court for the District of Hawaii. The parties reached a settlement that was conditioned on the PUC’s timely, non-appealable final approval of an amended and restated PPA dated May 9, 2017. On May 23, 2022, following a contested case hearing, the PUC issued a decision and order denying the amended and restated PPA, based on, among other things, findings that: (1) the project will result in significant greenhouse gas (GHG) emissions, (2) Hu Honua’s proposed carbon commitment to sequester more GHG emissions than produced by the project are speculative and unsupported, (3) the amended and restated PPA is likely to result in high costs to customers through its relatively high cost of electricity and through potential displacement of other, lower cost, renewable resources, and (4) based on the foregoing, approving the amended and restated PPA is not prudent or in the public interest. On June 2, 2022, Hawaii Electric Light and Hu Honua filed their separate motions for reconsideration, which were denied by the PUC on June 24, 2022. On June 29, 2022, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s May 23, 2022 decision and order denying the amended and restated PPA. On March 13, 2023, the Hawaii Supreme Court affirmed the PUC’s decision denying the amended and restated PPA between Hu Honua and Hawaii Electric Light and entered its judgment on appeal on April 12, 2023. On June 7, 2023, Hu Honua filed a status report with the U.S. District Court for the District of Hawaii, stating, among other things, that because settlement of the underlying federal lawsuit was contingent on timely, non-appealable, final approval of the amended and restated PPA by the PUC, that the Hawaii Supreme Court’s opinion made fulfillment of the condition impossible, and therefore the settlement agreement between the Hawaiian Electric defendants (HEI, Hawaiian Electric, and Hawaii Electric Light) and Hu Honua is null and void and of no further effect. On November 16, 2023, Hu Honua filed its Motion for Leave to Filed Third Amended and Supplemental Complaint and for Permissive Joinder with the U.S. District Court for the District of Hawaii, asking the court to grant it leave to file a Third Amended and Supplemental Complaint, which would amend its claims and add three new proposed defendants. The hearing on this motion took place on February 14, 2024 and a decision has not been made yet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.6 million as of December 31, 2023, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of December 31, 2023, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.6 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Kapolei pipeline. James Campbell Company (JCC) through its wholly owned subsidiary, Aina Nui Corporation discovered petroleum contamination in ground water during construction of a project in Kapolei in late 2022 and incurred approximately $0.8 million in remediation costs. JCC made a joint demand for these costs in June 2023 to the two companies, including Hawaiian Electric, that have pipelines in the area of the contamination. This demand was updated on September 1, 2023 to $1.2 million to incorporate additional costs. It has not been determined whether the nature of the contamination is consistent with what was in the Utilities’ pipelines or is wholly or partially the responsibility of the other pipeline owner. At this time, the parties are engaging in settlement discussions and the Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
Endangered Species Act. The Utilities received a sixty-day notice from the American Bird Conservancy and Conservation Council for Hawaii in early February. The sixty-day notice is the pre-cursor to a citizen’s suit under the Endangered Species Act. The letter alleges that the Utilities are out of compliance with the Act due to alleged impacts on endangered seabirds caused by the Utilities’ powerlines and street and facility lights on Maui and Lanai. The Utilities are already in the process of drafting a Habitat Conservation Plan and will be applying for associated state and federal permits. The letter asserts that the scope of the plan should be broader and that additional interim measures are required while the plan and permits are pending. At this time, the Utilities are unable to determine the ultimate outcome or the amount of any potential loss.

Commitments.
Purchase commitments. As of December 31, 2023, the Utilities’ estimated future minimum payments pursuant to purchase obligations related to material contracts for the following five years and thereafter are as follows:

	Payments Due
(in millions)	2024	2025	2026	2027	2028	Thereafter
Firm capacity PPAs	$74	$74	$74	$74	$70	$295
Renewable dispatchable generation plus energy storage and energy storage PPAs	49	49	49	49	49	740
Fuel transportation	7	7	7	2	—	—
Total	$130	$130	$130	$125	$119	$1,035
Firm capacity PPAs. The Utilities are committed to purchase from four firm capacity PPAs for a total of 362.2 megawatts (MW) of firm capacity, which expire at various dates through 2033.
Renewable dispatchable generation plug energy storage and energy storage PPAs. The Utilities also have long-term renewable PPAs with IPPs from the issuances of Stage 1 and 2 request for proposals in 2018 and 2019, respectively. The Utilities have additional annual payments of $40 million when three projects began commercial operations in 2023. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023, a total of four projects provides the Utilities capacity of 105 MW, with 985 MWh batteries. The contracts expire at various dates through 2048.
Fuel transportation lease contract. The Utilities entered into an inter-island fuel transportation contract, expiring in 2027.
The PUC has approved PPACs for the Utilities to recover purchased power capacity, operation and maintenance (O&M) and other non-energy costs related to all aforementioned PPAs. In addition, the Utilities are able to recover fuel component of the energy charges for firm capacity PPAs as well as costs associated to fuel transportation through ECRC.
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
Purchases from all IPPs were as follows:

Years ended December 31	2023	2022	2021
(in millions)
Kalaeloa	$298	$342	$204
AES Hawaii[1]	—	82	130
HPOWER	70	73	70
Hamakua Energy	71	66	53
Puna Geothermal Venture	38	48	29
Wind IPPs	125	119	124
Solar IPPs	72	57	50
Other IPPs[2]	(2)	7	10
Total IPPs	$672	$794	$670
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
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of December 31, 2023, $24.7 million has been incurred for the project.
Waena Battery Energy Storage System Project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40 MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under EPRM. Project costs incurred as of December 31, 2023 amount to $0.6 million.
Climate Adaptation Transmission and Distribution Resilience Program. The Utilities maintains that improving resiliency of the electric grid is an urgent matter and recognizes that climate change is making Hawaii increasingly vulnerable to sever weather events. On January 31, 2024, the PUC approved the Utilities’ request to commit an estimated $189.7 million in funds for the Climate Adaptation Transmission and Distribution Resilience Program, over a project period of five years. The project is to focus on, among other things, strengthening transmission lines and circuits that serve critical loads, enable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
substation to proactively de-energize before natural disasters and system hardening in wildfire risk areas to prevent ignition and to enable quicker response.
The project costs to be recovered through EPRM is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. Additionally, on August 29, 2023, the U.S. Department of Energy notified the Utilities that their application for $95 million in federal funds under the Infrastructure Investment and Jobs Act (IIJA) has been recommended for award, subject to negotiation of the terms of financial assistance.
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
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

(in thousands)	2023	2022
Balance, January 1	$11,548	$11,110
Accretion expense	463	442
Liabilities incurred	—	—
Liabilities settled	(2)	(4)
Balance, December 31	$12,009	$11,548
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
Performance-based regulation framework. On December 23, 2020, the PUC issued a decision and order (PBR D&O) establishing the PBR Framework to govern the Utilities. The PBR Framework incorporates an annual revenue adjustment (ARA) and a suite of new regulatory mechanisms in addition to previously established regulatory mechanisms. Under the PBR Framework, the decoupling mechanism (i.e., the Revenue Balancing Account (RBA)) established by the previous regulatory framework will continue. The existing cost recovery mechanisms continued as previously implemented (e.g., the Energy Cost Recovery Clause, Purchased Power Adjustment Clause (PPAC), Demand-Side Management surcharge, Renewable Energy Infrastructure Program, Demand Response Adjustment Clause, Pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the ARA, the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the Major Project Interim Recovery adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of Performance Incentive Mechanisms (PIMs) and Shared Savings Mechanisms (SSMs). The PBR Framework incorporates a variety of additional performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric Earnings Sharing Mechanism (ESM) which protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate-making ROACE and a Re-Opener mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate. The PBR Framework became fully effective on June 1, 2021.
On June 17, 2022, the PUC issued a decision and order (June 2022 D&O) establishing additional PIMs under the PBR Framework for the Utilities. The June 2022 D&O approved two new PIMs, a new SSM, and extended the timeframe for an existing PIM. Specifically, the PUC approved (1) a new (penalty-only) generation-caused interruption reliability PIM, (2) a new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(penalty/reward) interconnection requirements study PIM, (3) a new (reward-only) Collective Shared Savings Mechanism (CSSM), and (4) a modification and extension of the existing Interim Grid Services PIM (reward-only). On November 23, 2022, the PUC approved the Utilities’ proposed tariffs to implement the aforementioned PIMs with an effective date of January 1, 2023.
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
On October 16, 2023, the Utilities filed a request for limited suspension of the Transmission and Distribution (T&D) System Average Interruption Duration Index (SAIDI) PIM, the T&D System Average Interruption Frequency Index (SAIFI) PIM, and the target heat rate provision of Maui Electric Maui Division’s Energy Cost Recovery Clause (ECRC) tariff starting from August 8, 2023. On December 28, 2023, the PUC issued an order granting a temporary suspension of Maui Electric’s T&D SAIDI and SAIFI PIMs and Maui Electric Maui Division’s target heat rate provision from August 8, 2023 through June 30, 2024, which the tariffs became effective on January 1, 2024.
On November 3, 2023, the Utilities, Ulupono Initiative LLC, and the County of Hawaii filed a stipulation on proposed modifications to the RPS-A, Call Center, AMI Utilization, and interconnection requirements study PIM. On February 8, 2024, the PUC issued a procedural schedule to govern review of the proposals in the stipulation, which provides for a D&O on the stipulation by June 30, 2024.
On December 26, 2023, the PUC issued an order (1) confirming that the Interim Grid Services PIM will sunset on December 31, 2023, (2) extending the Interconnection Approval PIM through December 31, 2024, and (3) determining that it will continue examination of the Long-Term Grid Services PIM into 2024 as part of a broader examination that addresses barriers to the utilization of DERs to meet grid needs.
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
Earnings sharing mechanism. The PBR Framework established a symmetrical ESM for achieved rate-making ROACE outside of a 300 basis points deadband above or below the current authorized ROACE of 9.5% for each of the Utilities. There is a 50/50 sharing between customers and Utilities for the achieved rate-making ROACE falling within 150 basis points outside of the deadband in either direction, and a 90/10 sharing for any further difference. A reopening or review of the PBR terms may be triggered if the Utilities credit rating outlook indicates a potential credit downgrade below investment grade status, or if its achieved rate-making ROACE enters the outer most tier of the ESM.
On August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of December 31, 2023, the Utilities annualized MPIR and EPRM revenue amounts totaled $33.1 million, including revenue taxes, for the Schofield Generating Station ($16.5 million), West Loch PV project ($3.3 million), Grid Modernization Strategy (GMS) Phase 1 project ($11.2 million for all three utilities), Waiawa UFLS project ($0.1 million) and Waena Switchyard/Synchronous project ($2.0 million) that included the 2023 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2023 MPIR amounts for the Schofield Generating Station, West Loch PV, GMS Phase 1, and Waiawa UFLS projects effective June 1, 2023 and for the Waena Switchyard project effective January 1, 2024 through the RBA rate adjustment.
As of December 31, 2023, the PUC approved three EPRM applications for projects totaling $123.5 million to the extent the project costs are not included in rates. On January 31, 2024, the PUC approved one EPRM application, subject to a cap of $95 million to the extent the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for three projects with total project costs up to $215.9 million, subject to PUC approval.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•Service Reliability Performance measured by Transmission and Distribution-caused System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.4 million for calendar year 2023 - for both indices in total for the three utilities). On December 28, 2023, the PUC issued an order granting a temporary suspension of Maui Electric’s T&D SAIDI and SAIFI PIMs from August 8, 2023 through June 30, 2024. For the 2023 evaluation period, the Utilities accrued $3.7 million in penalties.
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
•Phase 1 RFP PIM. Procurement of low-cost variable renewable resources through the RFP process in 2018 is measured by comparison of the procurement price to target prices. The first portion of the incentive was earned upon PUC approval of the PPAs. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019 with the remaining award to be recognized in the year following the in-service date of the projects prorated in proportion to the actual amount of energy utilized, which is estimated to occur from 2023 to 2025. Based on the in-service date of one project, for the 2023 evaluation period, the Utilities earned $0.1 million (for Hawaiian Electric) in rewards.
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
•The PUC previously established the following two PIMs in its PBR D&O, which were approved in an order issued on March 23, 2021 and became effective on June 1, 2021. In its June 2022 D&O, the PUC modified and extended the Interim Grid Services PIM through December 31, 2023.
•Renewable portfolio standard (RPS) - A PIM that provides a financial reward for accelerating the achievement of RPS goals. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2021 and 2022, $15/MWh in 2023, and $10/MWh for the remainder of the MRP. Penalties are already prescribed in the RPS as $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045. The evaluation period commenced on January 1, 2021. For the 2023 evaluation period, the Utilities accrued $0.4 million in rewards.
•Interim Grid Services - A PIM that provides financial rewards on a $/kW basis for the acquisition of eligible grid services. The June 2022 D&O increased the incentive rate for the acquisition of load reduction grid services. During the PIM performance period, newly acquired committed capacity in the Oahu Scheduled Dispatch Program (SDP), the Oahu Fast DR program (up to the 7 MW cap), and the Maui SDP program shall qualify for the incentive. The Utilities can earn a maximum reward of $1.5 million from 2021 through 2023. For the 2023 evaluation period, the Utilities accrued $1.1 million in rewards.
•The PUC also previously established the following three PIMs in its PBR D&O, which were approved by the PUC on May 17, 2021 and became effective on June 1, 2021.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for DER systems <100 kW in size. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. For the 2023 evaluation period, the Utilities accrued $3.0 million in rewards.
•Low-to-Moderate Income (LMI) Energy Efficiency PIM that provides financial rewards for collaboration between the Utilities and the third-party Public Benefits Fee Administrator to deliver energy savings for low- and moderate-income customers. The Utilities can earn a total annual maximum reward of $2.0 million. The PIM will initially have a duration of three years and be subject to an annual review. The evaluation period is based on Hawaii Energy’s program year with the initial evaluation year being the period of July 1, 2021 through June 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2022. For the 2022 program year (July 1, 2022 through June 30, 2023), the Utilities did not accrue any rewards pending receipt of verified results.
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
•An interconnection requirements study PIM to incentivize the timely completion of the IRS process for large-scale renewable energy projects (rewards and penalties) measured by the number of months between final model checkout and delivery of IRS results to the developer. Target performance is ten months with an asymmetrical deadband of two-months for penalties and no deadband for rewards. The maximum penalty and reward will depend on the specifics of the upcoming procurement.
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
For the 2023 evaluation period, the Utilities accrued $0.9 million ($1.2 million for Hawaiian Electric, $(0.6) million for Hawaii Electric Light and $0.3 million for Maui Electric) in estimated rewards net of penalties. The net rewards related to 2023 will be reflected in the 2024 PIMs annual report and 2024 spring revenue report filings with the exception of the Phase 1 RFP PIM that was approved in the 2023 fall revenue report.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. On December 20, 2023, the PUC approved the Utilities’ fall revenue report filed on October 31, 2023, as amended by the November 13, 2023 Addendum filing, with the exception of the proposed recovery of the COVID-19 related deferred costs and the accelerated return of the Enterprise Resource Planning system benefits savings to Hawaii Electric Light and Maui Electric customers. (See discussion under “Regulatory assets and liabilities” above. The filing reflected ARA revenues for 2023 to be collected from January 1 through December 31, 2024, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2024 ARA revenues	$16.6	$4.1	$4.0	$24.7
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Net 2024 ARA revenues	$12.0	$3.1	$3.0	$18.1
Note: Columns may not foot due to rounding.
The net incremental amounts between the 2023 spring and fall revenue reports are shown in the following table. The amounts are to be collected (refunded) from January 1 through December 31, 2024 under the RBA rate tariffs, which were included in the 2023 fall revenue report filing.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental RAM revenues and ARA revenues	$16.6	$4.1	$4.0	$24.7
Annual change in accrued RBA balance through September 30, 2023 (and associated revenue taxes)	3.6	(0.3)	0.1	3.4
Incremental Performance Incentive Mechanisms (net)	0.1	—	—	0.1
Incremental MPIR/EPRM Revenue Adjustment	—	—	2.0	2.0
Net incremental amount to be collected under the RBA rate tariffs	$20.3	$3.8	$6.1	$30.2
Note: Columns may not foot due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Army privatization. On October 30, 2020, the PUC approved Hawaiian Electric’s 50-year contract with the U.S. Army to own, operate and maintain the electric distribution system serving the U.S. Army’s 12 installations on Oahu, including Schofield Barracks, Wheeler Army Airfield, Tripler Army Medical Center, Fort Shafter, and Army housing areas. On March 1, 2022, Hawaiian Electric acquired the Army’s existing distribution system for a purchase price of $14.5 million, and will pay the Army in the form of a monthly credit against the monthly utility services charge over the 50-year term of the contract. The acquisition of additional assets contemplated in the contract, with an estimated value of $4 million, is planned for the fourth quarter of 2024.
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
Consolidating financial information. Consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the years ended December 31, 2023, 2022 and 2021, and as of December 31, 2023 and 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,356,478	464,161	448,882	—		$3,269,521
Expenses
Fuel oil	913,801	105,009	192,610	—		1,211,420
Purchased power	486,067	142,837	42,865	—		671,769
Other operation and maintenance	343,462	85,261	104,834	—		533,557
Depreciation	164,150	42,541	37,014	—		243,705
Taxes, other than income taxes	221,664	43,095	42,153	—		306,912
Total expenses	2,129,144	418,743	419,476	—		2,967,363
Operating income	227,334	45,418	29,406	—		302,158
Allowance for equity funds used during construction	11,721	1,411	2,032	—		15,164
Equity in earnings of subsidiaries	44,809	—	—	(44,809)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,735	667	(99)	—		4,303
Interest expense and other charges, net	(62,362)	(11,650)	(12,933)	805	[1]	(86,140)
Allowance for borrowed funds used during construction	4,081	451	669	—		5,201
Interest Income	5,113	1,071	1,075	(805)	[1]	6,454
Income before income taxes	234,431	37,368	20,150	(44,809)		247,140
Income taxes	39,399	8,327	3,467	—		51,193
Net income	195,032	29,041	16,683	(44,809)		195,947
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	195,032	28,507	16,302	(44,809)		195,032
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$193,952	28,507	16,302	(44,809)		$193,952

Consolidating statement of comprehensive income
Year ended December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$193,952	28,507	16,302	(44,809)		$193,952
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	10,175	961	1,275	(2,236)	[1]	10,175
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes	(1,983)	(221)	(266)	487	[1]	(1,983)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(8,204)	(752)	(978)	1,730	[1]	(8,204)
Other comprehensive income (loss), net of taxes	(12)	(12)	31	(19)		(12)
Comprehensive income attributable to common shareholder	$193,940	28,495	16,333	(44,828)		$193,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,452,969	485,590	470,355	(327)	[1]	$3,408,587
Expenses
Fuel oil	917,801	133,238	214,575	—		1,265,614
Purchased power	601,235	143,636	48,713	—		793,584
Other operation and maintenance	326,785	85,110	85,706	—		497,601
Depreciation	158,725	41,404	35,295	—		235,424
Taxes, other than income taxes	228,843	44,685	43,645	—		317,173
Total expenses	2,233,389	448,073	427,934	—		3,109,396
Operating income	219,580	37,517	42,421	(327)		299,191
Allowance for equity funds used during construction	8,464	898	1,212	—		10,574
Equity in earnings of subsidiaries	47,493	—	—	(47,493)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,296	666	(127)	—		3,835
Interest expense and other charges, net	(55,260)	(10,659)	(10,824)	327	[1]	(76,416)
Allowance for borrowed funds used during construction	2,769	277	370	—		3,416
Income before income taxes	226,342	28,699	33,052	(47,493)		240,600
Income taxes	36,333	6,349	6,994	—		49,676
Net income	190,009	22,350	26,058	(47,493)		190,924
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	190,009	21,816	25,677	(47,493)		190,009
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$188,929	21,816	25,677	(47,493)		$188,929

Consolidating statement of comprehensive income
Year ended December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$188,929	21,816	25,677	(47,493)		$188,929
Other comprehensive income, net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	187,193	44,411	44,386	(88,797)	[1]	187,193
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	18,884	2,811	2,584	(5,395)	[1]	18,884
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(199,936)	(46,841)	(46,694)	93,535	[1]	(199,936)
Other comprehensive income, net of taxes	6,141	381	276	(657)		6,141
Comprehensive income attributable to common shareholder	$195,070	22,197	25,953	(48,150)		$195,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,793,372	381,033	365,256	(25)	[1]	$2,539,636
Expenses
Fuel oil	442,818	80,086	121,445	—		644,349
Purchased power	508,642	108,997	52,855	—		670,494
Other operation and maintenance	313,009	79,390	83,013	—		475,412
Depreciation	155,607	40,201	33,661	—		229,469
Taxes, other than income taxes	170,604	35,499	34,251	—		240,354
Total expenses	1,590,680	344,173	325,225	—		2,260,078
Operating income	202,692	36,860	40,031	(25)		279,558
Allowance for equity funds used during construction	7,734	586	1,214	—		9,534
Equity in earnings of subsidiaries	45,353	—	—	(45,353)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,348	670	(128)	—		3,890
Interest expense and other charges, net	(51,680)	(10,353)	(10,439)	25	[1]	(72,447)
Allowance for borrowed funds used during construction	2,617	197	436	—		3,250
Income before income taxes	210,064	27,960	31,114	(45,353)		223,785
Income taxes	31,342	6,246	6,560	—		44,148
Net income	178,722	21,714	24,554	(45,353)		179,637
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	178,722	21,180	24,173	(45,353)		178,722
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$177,642	21,180	24,173	(45,353)		$177,642

Consolidating statement of comprehensive income
Year ended December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$177,642	21,180	24,173	(45,353)		$177,642
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	151,523	17,902	16,572	(34,474)	[1]	151,523
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	19,461	2,749	2,553	(5,302)	[1]	19,461
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(171,345)	(20,585)	(18,898)	39,483	[1]	(171,345)
Other comprehensive income (loss), net of tax benefits	(361)	66	227	(293)		(361)
Comprehensive income attributable to common shareholder	$177,281	21,246	24,400	(45,646)		$177,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet
December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,859	5,645	3,594	—	—		$52,098
Plant and equipment	5,398,281	1,459,639	1,374,890	—	—		8,232,810
Finance lease right-of-use assets	306,099	36,075	—	—	—		342,174
Less accumulated depreciation	(1,925,660)	(666,581)	(605,273)	—	—		(3,197,514)
Construction in progress	247,836	33,488	38,899	—	—		320,223
Utility property, plant and equipment, net	4,069,415	868,266	812,110	—	—		5,749,791
Nonutility property, plant and equipment, less accumulated depreciation	5,295	115	1,532	—	—		6,942
Total property, plant and equipment, net	4,074,710	868,381	813,642	—	—		5,756,733
Investment in wholly-owned subsidiaries, at equity	722,211	—	—	—	(722,211)	[2]	—
Current assets
Cash and cash equivalents	89,755	10,658	5,587	77	—		106,077
Restricted cash	2,000	—	—	—	—		2,000
Advances to affiliates	70,500	—	—	—	(70,500)	[1]	—
Customer accounts receivable, net	172,747	38,216	33,346	—	—		244,309
Accrued unbilled revenues, net	136,367	25,102	24,175	—	—		185,644
Other accounts receivable, net	143,160	13,318	32,521	—	(77,480)	[1]	111,519
Fuel oil stock, at average cost	108,228	17,968	22,041	—	—		148,237
Materials and supplies, at average cost	64,334	14,397	35,702	—	—		114,433
Prepayments and other	40,767	7,724	11,638	—	(1,638)	[1]	58,491
Regulatory assets	58,920	5,771	3,762	—	—		68,453
Total current assets	886,778	133,154	168,772	77	(149,618)		1,039,163
Other long-term assets
Operating lease right-of-use assets	34,856	27,470	9,551	—	—		71,877
Regulatory assets	189,417	13,575	23,359	—	—		226,351
Other	134,033	36,439	33,129	—	(14,171)	[1]	189,430
Total other long-term assets	358,306	77,484	66,039	—	(14,171)		487,658
Total assets	$6,042,005	1,079,019	1,048,453	77	(886,000)		$7,283,554
Capitalization and liabilities
Capitalization
Common stock equity	$2,409,110	359,790	362,344	77	(722,211)	[2]	$2,409,110
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,426,516	249,339	258,422	—	—		1,934,277
Total capitalization	3,857,919	616,129	625,766	77	(722,211)		4,377,680
Current liabilities
Current portion of operating lease liabilities	6,788	7,025	2,804	—	—		16,617
Short-term borrowings-affiliate	—	—	70,500	—	(70,500)	[1]	—
Accounts payable	136,102	29,418	25,520	—	—		191,040
Interest and preferred dividends payable	17,085	3,098	3,074	—	(375)	[1]	22,882
Taxes accrued, including revenue taxes	211,840	43,932	37,808	—	(1,638)	[1]	291,942
Regulatory liabilities	20,013	8,508	8,038	—	—		36,559
Other	165,131	33,240	50,170	—	(77,105)	[1]	171,436
Total current liabilities	556,959	125,221	197,914	—	(149,618)		730,476
Deferred credits and other liabilities
Operating lease liabilities	34,262	20,792	7,044	—	—		62,098
Finance lease liabilities	295,935	35,043	—	—	—		330,978
Deferred income taxes	280,029	51,661	67,311	—	—		399,001
Regulatory liabilities	803,404	199,173	111,554	—	—		1,114,131
Unamortized tax credits	61,130	11,650	11,532	—	—		84,312
Defined benefit pension and other postretirement benefit plans liability	74,842	—	—	—	(14,171)	[1]	60,671
Other	77,525	19,350	27,332		—		124,207
Total deferred credits and other liabilities	1,627,127	337,669	224,773	—	(14,171)		2,175,398
Total capitalization and liabilities	$6,042,005	1,079,019	1,048,453	77	(886,000)		$7,283,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet
December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,606	3,594	—	—		$52,060
Plant and equipment	5,260,685	1,425,442	1,293,383	—	—		7,979,510
Finance lease right-of-use assets	48,371	—	—	—	—		48,371
Less accumulated depreciation	(1,855,150)	(644,457)	(586,892)	—	—		(3,086,499)
Construction in progress	215,560	23,989	35,804	—	—		275,353
Utility property, plant and equipment, net	3,712,326	810,580	745,889	—	—		5,268,795
Nonutility property, plant and equipment, less accumulated depreciation	5,298	115	1,532	—	—		6,945
Total property, plant and equipment, net	3,717,624	810,695	747,421	—	—		5,275,740
Investment in wholly-owned subsidiaries, at equity	701,833	—	—	—	(701,833)	[2]	—
Current assets
Cash and cash equivalents	27,579	5,092	6,494	77	—		39,242
Advances to affiliates	—	4,500	21,700	—	(26,200)	[1]	—
Customer accounts receivable, net	216,802	39,339	32,197	—	—		288,338
Accrued unbilled revenues, net	136,508	23,839	22,933	—	—		183,280
Other accounts receivable, net	23,746	5,519	6,686	—	(22,384)	[1]	13,567
Fuel oil stock, at average cost	153,342	16,964	21,224	—	—		191,530
Materials and supplies, at average cost	48,130	9,783	21,655	—	—		79,568
Prepayments and other	24,040	6,346	4,137	—	(1,041)	[1]	33,482
Regulatory assets	46,504	2,435	3,334	—	—		52,273
Total current assets	676,651	113,817	140,360	77	(49,625)		881,280
Other long-term assets
Operating lease right-of-use assets	42,752	34,283	12,283	—	—		89,318
Regulatory assets	154,040	21,816	14,384	—	—		190,240
Other	115,028	32,654	29,495	—	(16,288)	[1]	160,889
Total other long-term assets	311,820	88,753	56,162	—	(16,288)		440,447
Total assets	$5,407,928	1,013,265	943,943	77	(767,746)		$6,597,467
Capitalization and liabilities
Capitalization
Common stock equity	$2,344,170	344,720	357,036	77	(701,833)	[2]	$2,344,170
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,126,915	224,439	233,500	—	—		1,584,854
Total capitalization	3,493,378	576,159	595,536	77	(701,833)		3,963,317
Current liabilities
Current portion of operating lease liabilities	9,775	6,690	2,630	—	—		19,095
Current portion of long-term debt, net	49,981	19,992	29,989	—	—		99,962
Short-term borrowings-non-affiliate	87,967	—	—	—	—		87,967
Short-term borrowings-affiliate	26,200	—	—	—	(26,200)	[1]	—
Accounts payable	143,253	32,113	27,126	—	—		202,492
Interest and preferred dividends payable	12,398	2,576	2,282	—	(80)	[1]	17,176
Taxes accrued, including revenue taxes	207,798	42,436	40,709	—	(1,041)	[1]	289,902
Regulatory liabilities	13,145	8,553	9,777	—	—		31,475
Other	64,659	20,856	22,385	—	(22,304)	[1]	85,596
Total current liabilities	615,176	133,216	134,898	—	(49,625)		833,665
Deferred credits and other liabilities
Operating lease liabilities	41,049	27,817	9,849	—	—		78,715
Finance lease liabilities	46,048	—	—	—	—		46,048
Deferred income taxes	271,234	50,615	62,581	—	—		384,430
Regulatory liabilities	729,683	194,222	100,270	—	—		1,024,175
Unamortized tax credits	69,614	13,150	12,536	—	—		95,300
Defined benefit pension and other postretirement benefit plans liability	65,907	129	—	—	(16,288)	[1]	49,748
Other	75,839	17,957	28,273		—		122,069
Total deferred credits and other liabilities	1,299,374	303,890	213,509	—	(16,288)		1,800,485
Total capitalization and liabilities	$5,407,928	1,013,265	943,943	77	(767,746)		$6,597,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2020	$2,141,918	317,451	309,363	77	(626,891)	$2,141,918
Net income for common stock	177,642	21,180	24,173	—	(45,353)	177,642
Other comprehensive income (loss), net of taxes	(361)	66	227	—	(293)	(361)
Issuance of common stock, net of expenses	54,400	8,803	24,597	—	(33,400)	54,400
Common stock dividends	(111,700)	(14,600)	(15,100)	—	29,700	(111,700)
Balance, December 31, 2021	2,261,899	332,900	343,260	77	(676,237)	2,261,899
Net income for common stock	188,929	21,816	25,677	—	(47,493)	188,929
Other comprehensive income, net of taxes	6,141	381	276	—	(657)	6,141
Issuance of common stock, net of expenses	13,101	6,023	3,023	—	(9,046)	13,101
Common stock dividends	(125,900)	(16,400)	(15,200)	—	31,600	(125,900)
Balance, December 31, 2022	2,344,170	344,720	357,036	77	(701,833)	2,344,170
Net income for common stock	193,952	28,507	16,302	—	(44,809)	193,952
Other comprehensive income (loss), net of taxes	(12)	(12)	31	—	(19)	(12)
Common stock dividends	(129,000)	(13,425)	(11,025)	—	24,450	(129,000)
Balance, December 31, 2023	2,409,110	359,790	362,344	77	(722,211)	2,409,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$195,032	29,041	16,683	—	(44,809)	[2]	$195,947
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(44,809)	—	—	—	44,809	[2]	—
Common stock dividends received from subsidiaries	24,450	—	—	—	(24,450)	[2]	—
Depreciation of property, plant and equipment	164,150	42,541	37,014	—	—		243,705
Other amortization	17,692	5,003	3,795	—	—		26,490
Deferred income tax expense (benefit)	(851)	(296)	2,586	—	—		1,439
State refundable credit	(7,577)	(1,782)	(1,966)	—	—		(11,325)
Bad debt expense	5,565	1,353	1,243	—	—		8,161
Allowance for equity funds used during construction	(11,721)	(1,411)	(2,032)	—	—		(15,164)
Other	380	(46)	126	—	—		460
Changes in assets and liabilities:
Increase in accounts receivable	(83,401)	(7,398)	(29,301)	—	55,096	[1]	(65,004)
Decrease (increase) in accrued unbilled revenues	8	(1,308)	(1,748)	—	—		(3,048)
Decrease (increase) in fuel oil stock	45,114	(1,004)	(817)	—	—		43,293
Increase in materials and supplies	(16,204)	(4,614)	(14,047)	—	—		(34,865)
Decrease (increase) in regulatory assets	(6,616)	5,501	(9,498)	—	—		(10,613)
Increase (decrease) in regulatory liabilities	48,833	(1,176)	6,813	—	—		54,470
Increase in accounts payable	13,988	5,998	468	—	—		20,454
Change in prepaid and accrued income taxes, tax credits and revenue taxes	4,314	2,407	(4,843)	—	—		1,878
Decrease in defined benefit pension and other postretirement benefit plans liability	(5,653)	(1,348)	(1,185)	—	—		(8,186)
Change in other assets and liabilities	62,010	2,056	17,305	—	(55,096)	[1]	26,275
Net cash provided by operating activities	404,704	73,517	20,596	—	(24,450)		474,367
Cash flows from investing activities
Capital expenditures	(276,600)	(63,889)	(98,286)	—	—		(438,775)
Advances from (to) affiliates	(70,500)	4,500	21,700	—	44,300	[1]	—
Other	4,118	932	1,126	—	—		6,176
Net cash used in investing activities	(342,982)	(58,457)	(75,460)	—	44,300		(432,599)
Cash flows from financing activities
Common stock dividends	(129,000)	(13,425)	(11,025)	—	24,450	[2]	(129,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from issuance of long-term debt	300,000	25,000	25,000	—	—		350,000
Repayment of long-term debt	(50,000)	(20,000)	(30,000)	—	—		(100,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(114,167)	—	70,500	—	(44,300)	[1]	(87,967)
Payments of obligations under finance leases	(2,728)	(400)	—	—	—		(3,128)
Other	(571)	(135)	(137)	—	—		(843)
Net cash provided by (used in) financing activities	2,454	(9,494)	53,957	—	(19,850)		27,067
Net increase (decrease) in cash, cash equivalents and restricted cash	64,176	5,566	(907)	—	—		68,835
Cash, cash equivalents and restricted cash, January 1	27,579	5,092	6,494	77	—		39,242
Cash, cash equivalents and restricted cash, December 31	91,755	10,658	5,587	77	—		108,077
Less: Restricted cash	(2,000)	—	—	—	—		(2,000)
Cash and cash equivalents, December 31	$89,755	10,658	5,587	77	—		$106,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$190,009	22,350	26,058	—	(47,493)	[2]	$190,924
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(47,493)	—	—	—	47,493	[2]	—
Common stock dividends received from subsidiaries	31,600	—	—	—	(31,600)	[2]	—
Depreciation of property, plant and equipment	158,725	41,404	35,295	—	—		235,424
Other amortization	16,708	4,996	3,616	—	—		25,320
Deferred income taxes	(33,648)	(4,040)	(3,727)	—	—		(41,415)
State refundable credit	(7,375)	(1,734)	(1,890)	—	—		(10,999)
Bad debt expense	4,175	1,073	779	—	—		6,027
Allowance for equity funds used during construction	(8,464)	(898)	(1,212)	—	—		(10,574)
Other	(65)	(50)	(24)	—	—		(139)
Changes in assets and liabilities:
Increase in accounts receivable	(74,067)	(11,644)	(10,680)	—	4,649	[1]	(91,742)
Increase in accrued unbilled revenues	(43,972)	(4,289)	(5,762)	—	—		(54,023)
Increase in fuel oil stock	(82,158)	(4,150)	(1,144)	—	—		(87,452)
Increase in materials and supplies	(6,124)	(56)	(1,511)	—	—		(7,691)
Decrease in regulatory assets	28,076	1,546	4,978	—	—		34,600
Increase in regulatory liabilities	28,621	7,977	8,290		—		44,888
Decrease in accounts payable	18,657	3,294	404	—	—		22,355
Change in prepaid and accrued income taxes, tax credits and revenue taxes	77,903	11,117	14,178	—	—		103,198
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,545)	(626)	(657)	—	—		(4,828)
Change in other assets and liabilities	(17,884)	213	(3,623)	—	(4,649)	[1]	(25,943)
Net cash provided by operating activities	229,679	66,483	63,368	—	(31,600)		327,930
Cash flows from investing activities
Capital expenditures	(223,223)	(49,004)	(57,230)	—	—		(329,457)
Advances from (to) affiliates	1,000	(4,500)	(21,700)	—	25,200	[1]	—
Other	(5,687)	760	1,253	—	9,046	[1],[2]	5,372
Net cash used in investing activities	(227,910)	(52,744)	(77,677)	—	34,246		(324,085)
Cash flows from financing activities
Common stock dividends	(125,900)	(16,400)	(15,200)	—	31,600	[2]	(125,900)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	13,101	6,023	3,023	—	(9,046)	[2]	13,101
Proceeds from the issuance of long-term debt	40,000	10,000	10,000	—	—		60,000
Repayment of long-term debt	(40,000)	(12,000)	—	—	—		(52,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	114,167	(1,000)	—	—	(25,200)	[1]	87,967
Payments of obligations under finance leases	(670)	—	—	—	—		(670)
Other	(241)	(62)	(61)	—	—		(364)
Net cash used in financing activities	(623)	(13,973)	(2,619)	—	(2,646)		(19,861)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,146	(234)	(16,928)	—	—		(16,016)
Cash, cash equivalents and restricted cash, January 1	26,433	5,326	23,422	77	—		55,258
Cash, cash equivalents and restricted cash, December 31	27,579	5,092	6,494	77	—		39,242
Less: Restricted cash	—	—	—	—	—		—
Cash and cash equivalents, December 31	$27,579	5,092	6,494	77	—		$39,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$178,722	21,714	24,554	—	(45,353)	[2]	$179,637
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(45,353)	—	—	—	45,353	[2]	—
Common stock dividends received from subsidiaries	29,700	—	—	—	(29,700)	[2]	—
Depreciation of property, plant and equipment	155,607	40,201	33,661	—	—		229,469
Other amortization	16,688	3,532	1,517	—	—		21,737
Deferred income tax expense (benefit)	(3,191)	(1,955)	1,317	—	—		(3,829)
State refundable credit	(7,120)	(1,672)	(1,790)	—	—		(10,582)
Bad debt expense	1,159	509	515	—	—		2,183
Allowance for equity funds used during construction	(7,734)	(586)	(1,214)	—	—		(9,534)
Bill credits	1,400	300	300	—	—		2,000
Other	366	(41)	1,025	—	—		1,350
Changes in assets and liabilities:
Increase in accounts receivable	(41,727)	(6,832)	(3,071)	—	1,540	[1]	(50,090)
Increase in accrued unbilled revenues	(18,345)	(5,816)	(3,303)	—	—		(27,464)
Increase in fuel oil stock	(32,407)	(4,343)	(9,090)	—	—		(45,840)
Decrease (increase) in materials and supplies	(3,220)	169	(1,482)	—	—		(4,533)
Decrease (increase) in regulatory assets	(15,422)	24	1,524	—	—		(13,874)
Increase (decrease) in regulatory liabilities	16,269	(1,031)	120	—	—		15,358
Decrease in accounts payable	9,828	4,723	3,120	—	—		17,671
Change in prepaid and accrued income taxes, tax credits and revenue taxes	21,217	3,861	1,938	—	(86)	[1]	26,930
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,480)	(950)	(724)	—	—		(5,154)
Change in other assets and liabilities	(36,733)	(5,833)	(8,196)	—	(1,540)	[1]	(52,302)
Net cash provided by operating activities	216,224	45,974	40,721	—	(29,786)		273,133
Cash flows from investing activities
Capital expenditures	(194,984)	(50,516)	(46,500)	—	—		(292,000)
Advances to affiliates	25,700	—	—	—	(25,700)	[1]	—
Other	(29,596)	1,072	1,073	—	33,486	[1][2]	6,035
Net cash used in investing activities	(198,880)	(49,444)	(45,427)	—	7,786		(285,965)
Cash flows from financing activities
Common stock dividends	(111,700)	(14,600)	(15,100)	—	29,700	[2]	(111,700)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	54,400	8,803	24,597	—	(33,400)	[2]	54,400
Proceeds from the issuance of long-term debt	60,000	30,000	25,000	—	—		115,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	(17,800)	(7,900)	—	25,700	[1]	—
Repayment of short-term debt	(50,000)	—	—	—	—		(50,000)
Other	(702)	(119)	(120)	—	—		(941)
Net cash provided by (used in) financing activities	(49,082)	5,750	26,096	—	22,000		4,764
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,738)	2,280	21,390	—	—		(8,068)
Cash, cash equivalents and restricted cash, January 1	58,171	3,046	2,032	77	—		63,326
Cash, cash equivalents and restricted cash, December 31	26,433	5,326	23,422	77	—		55,258
Less: Restricted cash	(3,089)	—	—	—	—		(3,089)
Cash and cash equivalents, December 31	$23,344	5,326	23,422	77	—		$52,169
Explanation of consolidating adjustments on consolidating schedules:
[1] Eliminations of intercompany receivables and payables and other intercompany transactions
[2] Elimination of investment in subsidiaries, carried at equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 · Bank segment (HEI only)
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

Years ended December 31	2023	2022	2021
(in thousands)
Interest and dividend income
Interest and fees on loans	$276,688	$207,830	$198,802
Interest and dividends on investment securities	58,095	58,044	43,464
Total interest and dividend income	334,783	265,874	242,266
Interest expense
Interest on deposit liabilities	48,905	7,327	4,981
Interest on other borrowings	33,892	5,974	59
Total interest expense	82,797	13,301	5,040
Net interest income	251,986	252,573	237,226
Provision for credit losses	10,357	2,037	(25,825)
Net interest income after provision for credit losses	241,629	250,536	263,051
Noninterest income
Fees from other financial services	19,034	19,830	21,225
Fee income on deposit liabilities	19,131	18,762	16,663
Fee income on other financial products	10,616	10,291	8,770
Bank-owned life insurance	7,390	2,533	7,318
Mortgage banking income	910	1,692	9,305
Gain on sale of real estate	495	1,778	—
Gain (loss) on sale of investment securities, net	(14,965)	—	528
Other income, net	2,799	2,086	851
Total noninterest income	45,410	56,972	64,660
Noninterest expense
Compensation and employee benefits	118,297	113,839	113,970
Occupancy	21,703	24,026	20,584
Data processing	20,545	17,681	17,634
Services	13,943	10,679	10,327
Equipment	11,842	10,100	9,510
Office supplies, printing and postage	4,315	4,398	4,239
Marketing	4,001	3,968	3,870
FDIC insurance	6,230	3,591	3,235
Other expense	22,762	16,985	13,783
Total noninterest expense	223,638	205,267	197,152
Income before income taxes	63,401	102,241	130,559
Income taxes	10,039	22,252	29,325
Net income	53,362	79,989	101,234
Other comprehensive income (loss), net of taxes	44,343	(298,833)	(52,728)
Comprehensive income (loss)	$97,705	$(218,844)	$48,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation to amounts per HEI Consolidated Statements of Income*:

Years ended December 31	2023	2022	2021
(in thousands)
Interest and dividend income	$334,783	$265,874	$242,266
Noninterest income	45,410	56,972	64,660
Less: Gain on sale of real estate	495	1,778	—
Less: Loss on sale of investment securities, net	(14,965)	—	528
*Revenues-Bank	394,663	321,068	306,398
Total interest expense	82,797	13,301	5,040
Provision for credit losses	10,357	2,037	(25,825)
Noninterest expense	223,638	205,267	197,152
Less: Retirement defined benefits expense (credit)—other than service costs	(754)	(723)	(1,828)
Add: Gain on sale of real estate	495	1,778	—
*Expenses-Bank	317,051	219,550	178,195
*Operating income-Bank	77,612	101,518	128,203
Add back: Retirement defined benefits expense (credit)—other than service costs	(754)	(723)	(1,828)
Add back: Loss on sale of investment securities, net	(14,965)	—	528
Income before income taxes	$63,401	$102,241	$130,559

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Balance Sheets Data

December 31		2023		2022
(in thousands)
Assets
Cash and due from banks		$184,383		$153,042
Interest-bearing deposits		251,072		3,107
Cash and cash equivalents		435,455		156,149
Investment securities
Available-for-sale, at fair value		1,136,439		1,429,667
Held-to-maturity, at amortized cost (fair value of $1,103,668 and $1,150,971 at December 31, 2023 and 2022, respectively)		1,201,314		1,251,747
Stock in Federal Home Loan Bank, at cost		14,728		26,560
Loans held for investment		6,180,810		5,978,906
Allowance for credit losses		(74,372)		(72,216)
Net loans		6,106,438		5,906,690
Loans held for sale, at lower of cost or fair value		15,168		824
Other		681,460		692,143
Goodwill		82,190		82,190
Total assets		$9,673,192		$9,545,970
Liabilities and shareholder’s equity
Deposit liabilities–noninterest-bearing		$2,599,762		$2,811,077
Deposit liabilities–interest-bearing		5,546,016		5,358,619
Other borrowings		750,000		695,120
Other		247,563		212,269
Total liabilities		9,143,341		9,077,085
Commitments and contingencies
Common stock		1		1
Additional paid in capital		358,067		355,806
Retained earnings		464,055		449,693
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(282,963)		$(328,904)
Retirement benefit plans	(9,309)	(292,272)	(7,711)	(336,615)
Total shareholder’s equity		529,851		468,885
Total liabilities and shareholder’s equity		$9,673,192		$9,545,970

December 31	2023	2022
(in thousands)
Other assets
Bank-owned life insurance	$187,857	$182,986
Premises and equipment, net	187,042	195,324
Accrued interest receivable	28,472	25,077
Mortgage servicing rights	8,169	9,047
Low-income housing investments	112,234	106,978
Deferred tax asset	104,292	116,441
Other	53,394	56,290
	$681,460	$692,143
Other liabilities
Accrued expenses	$115,231	$97,295
Federal income taxes payable	—	863
Cashier’s checks	40,479	36,401
Advance payments by borrowers	10,107	9,637
Other	81,746	68,073
	$247,563	$212,269

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Investment securities. The major components of investment securities were as follows:

					Gross unrealized losses
		Gross unrealized gains	Gross unrealized losses	Estimated fair value	Less than 12 months			12 months or longer
(dollars in thousands)	Amortized cost				Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
December 31, 2023
Available-for-sale
U.S. Treasury and federal agency obligations	$12,437	$—	$(427)	$12,010	—	$—	$—	9	$12,010	$(427)
Mortgage-backed securities*	1,279,852	—	(202,684)	1,077,168	3	1,649	(22)	116	1,075,519	(202,662)
Corporate bonds	35,239	—	(2,336)	32,903	—	—	—	3	32,903	(2,336)
Mortgage revenue bonds	14,358	—	—	14,358	—	—	—	—	—	—
	$1,341,886	$—	$(205,447)	$1,136,439	3	$1,649	$(22)	128	$1,120,432	$(205,425)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,917	$—	$(7,135)	$52,782	—	$—	$—	3	$52,782	$(7,135)
Mortgage-backed securities*	1,141,397	2,221	(92,732)	1,050,886	37	378,326	(7,610)	43	432,082	(85,122)
	$1,201,314	$2,221	$(99,867)	$1,103,668	37	$378,326	$(7,610)	46	$484,864	$(92,257)
December 31, 2022
Available-for-sale
U.S. Treasury and federal agency obligations	$88,344	$—	$(7,281)	$81,063	12	$41,201	$(2,120)	4	$39,862	$(5,161)
Mortgage-backed securities*	1,530,582	—	(237,614)	1,292,968	113	455,836	(56,999)	70	837,132	(180,615)
Corporate bonds	44,377	—	(3,643)	40,734	4	29,644	(2,028)	1	11,090	(1,615)
Mortgage revenue bonds	14,902	—	—	14,902	—	—	—	—	—	—
	$1,678,205	$—	$(248,538)	$1,429,667	129	$526,681	$(61,147)	75	$888,084	$(187,391)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,894	$—	$(8,478)	$51,416	1	$16,874	$(3,222)	2	$34,542	$(5,256)
Mortgage-backed securities*	1,191,853	2,670	(94,968)	1,099,555	22	183,629	(10,593)	51	567,250	(84,375)
	$1,251,747	$2,670	$(103,446)	$1,150,971	23	$200,503	$(13,815)	53	$601,792	$(89,631)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position as of December 31, 2023, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be rated investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses as of December 31, 2023.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The contractual maturities of investment securities were as follows:

	Amortized	Fair
December 31, 2023	Cost	value
(in thousands)
Available-for-sale
Due in one year or less	$1,419	$1,404
Due after one year through five years	46,257	43,509
Due after five years through ten years	14,358	14,358
Due after ten years	—	—
	62,034	59,271
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,279,852	1,077,168
Total available-for-sale securities	$1,341,886	$1,136,439
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	39,832	35,597
Due after five years through ten years	20,085	17,185
Due after ten years	—	—
	59,917	52,782
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,141,397	1,050,886
Total held-to-maturity securities	$1,201,314	$1,103,668
The proceeds, gross gains and losses from sales of available-for-sale securities were as follows:

Years ended December 31	2023	2022	2021
(in thousands)
Proceeds	$170,481	$—	$197,354
Gross gains	—	—	975
Gross losses	(14,965)	—	(447)
Tax expense (benefit) on realized gains (losses)	(4,011)	—	142
Interest income from taxable and non-taxable investment securities were as follows:

Years ended December 31	2023	2022	2021
(in thousands)
Taxable	$56,450	$56,731	$42,534
Non-taxable	1,645	1,313	930
	$58,095	$58,044	$43,464
ASB pledged securities with a market value of approximately $1.7 billion and $0.9 billion as of December 31, 2023 and 2022, respectively, as collateral for public funds and other deposits, mortgage pipeline hedge margin, automated clearinghouse transactions, the Federal Reserve Bank of San Francisco discount window and bankruptcy account, and the Federal Home Loan Bank of Des Moines advance line. In addition, ASB pledged securities with a market value of nil and $327 million as of December 31, 2023 and 2022, respectively, as collateral for securities sold under agreements to repurchase.
Transfer of available-for-sale securities to held-to-maturity. In October 2022, ASB transferred 66 available-for-sale investment securities with a fair value of $755 million to the held-to-maturity category. On the date of transfer, these securities had a total unrealized loss of $206 million, which will be amortized from accumulated other comprehensive loss over the remaining life of the securities to Interest and dividends on investment securities in the statements of income and comprehensive income data. The unamortized amount was $133 million at December 31, 2023.
These transfers were executed to mitigate the potential future impact to capital through accumulated other comprehensive loss and the impact of rising rates on the market value of the investment securities. ASB believes that it maintains sufficient liquidity for future business needs and it has the positive intent and ability to hold these securities to maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock in FHLB.  As of December 31, 2023 and 2022, ASB’s stock in FHLB was carried at cost ($14.7 million and $26.6 million, respectively) because it can only be redeemed at par and it is a required investment based on measurements of ASB’s capital, assets and borrowing levels.
Quarterly and as conditions warrant, ASB reviews its investment in the stock of the FHLB for impairment. ASB evaluated its investment in FHLB stock for credit losses as of December 31, 2023, consistent with its accounting policy. ASB did not recognize any credit losses for 2023, 2022 and 2021 based on its evaluation of the underlying investment.
Future deterioration in the FHLB’s financial position and/or negative developments in any of the factors considered in ASB’s impairment evaluation may result in future impairment losses.
Loans. The components of loans were summarized as follows:

December 31	2023	2022
(in thousands)
Real estate:
Residential 1-4 family	$2,595,162	$2,479,637
Commercial real estate	1,374,038	1,358,123
Home equity line of credit	1,017,207	1,002,905
Residential land	18,364	20,679
Commercial construction	172,405	88,489
Residential construction	17,843	20,788
Total real estate	5,195,019	4,970,621
Commercial	743,303	779,691
Consumer	272,256	254,709
Total loans	6,210,578	6,005,021
Less: Deferred fees and discounts	(29,768)	(26,115)
Allowance for credit losses	(74,372)	(72,216)
Total loans, net	$6,106,438	$5,906,690
ASB’s policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination.
ASB services real estate loans for investors (principal balance of $1.5 billion, $1.5 billion and $1.5 billion as of December 31, 2023, 2022 and 2021, respectively), which are not included in the accompanying balance sheets data. ASB reports fees earned for servicing such loans as income when the related mortgage loan payments are collected and charges loan servicing cost to expense as incurred.
As of December 31, 2023 and 2022, ASB had pledged loans with an amortized cost of approximately $3.2 billion and $3.0 billion, respectively, as collateral to secure advances from the FHLB.
As of December 31, 2023 and 2022, the aggregate amount of loans to directors and executive officers of ASB and its affiliates and any related interests (as defined in Federal Reserve Board (FRB) Regulation O) of such individuals, was $23.5 million and $10.7 million, respectively. As of December 31, 2023 and 2022, there were loans to a related interest of a director of ASB totaling $21.6 million and $10.0 million, respectively. The loans were made at ASB’s normal credit terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Allowance for credit losses.  As discussed in Note 1, ASB must maintain an allowance for credit losses that is adequate to absorb estimated expected credit losses associated with its loan portfolio.
The allowance for credit losses (balances and changes) and financing receivables by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial	Consumer	Total
December 31, 2023
Allowance for credit losses:
Beginning balance	$6,270	$21,898	$6,125	$717	$1,195	$46	$12,426	$23,539	$72,216
Charge-offs	(994)	—	(375)	—	—	—	(723)	(11,227)	(13,319)
Recoveries	89	—	176	4	—	—	1,983	3,566	5,818
Net (charge-offs) recoveries	(905)	—	(199)	4	—	—	1,260	(7,661)	(7,501)
Provision	2,070	287	1,852	(100)	2,408	(3)	(4,564)	7,707	9,657
Ending balance	$7,435	$22,185	$7,778	$621	$3,603	$43	$9,122	$23,585	$74,372
Average loans outstanding	$2,523,767	$1,380,924	$1,030,983	$20,077	$127,332	$17,634	$754,601	$258,149	$6,113,467
Net charge-offs (recoveries) to average loans	0.04%	—%	0.02%	(0.02%)	—%	—%	(0.17%)	2.97%	0.12%
December 31, 2022
Allowance for credit losses:
Beginning balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Charge-offs	(13)	—	—	—	—	—	(563)	(6,254)	(6,830)
Recoveries	79	—	71	104	—	—	1,288	3,837	5,379
Net (charge-offs) recoveries	66	—	71	104	—	—	725	(2,417)	(1,451)
Provision	(341)	(2,798)	397	(33)	(991)	28	(4,097)	10,372	2,537
Ending balance	$6,270	$21,898	$6,125	$717	$1,195	$46	$12,426	$23,539	$72,216
Average loans outstanding	$2,331,473	$1,204,756	$918,563	$21,442	$90,021	$18,317	$710,658	$161,722	$5,456,952
Net charge-offs (recoveries) to average loans	—%	—%	(0.01%)	(0.49%)	—%	—%	(0.10%)	1.49%	0.03%
December 31, 2021
Allowance for credit losses:
Beginning balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Charge-offs	(67)	—	(45)	—	—	—	(1,561)	(8,027)	(9,700)
Recoveries	92	—	113	61	—	—	1,468	4,320	6,054
Net (charge-offs) recoveries	25	—	68	61	—	—	(93)	(3,707)	(3,646)
Provision	1,920	(10,911)	(1,224)	(24)	(1,963)	7	(9,571)	(4,659)	(26,425)
Ending balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Average loans outstanding	$2,155,322	$1,046,276	$885,759	$18,227	$111,711	$11,361	$856,226	$135,609	$5,220,491
Net charge-offs (recoveries) to average loans	—%	—%	(0.01%)	(0.33%)	—%	—%	0.01%	2.73%	0.07%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Year ended December 31, 2023
Allowance for loan commitments:
Beginning balance	$400	$2,600	$1,400	$4,400
Provision	200	1,700	(1,200)	700
Ending balance	$600	$4,300	$200	$5,100

Year ended December 31, 2022
Allowance for loan commitments:
Beginning balance	$400	$3,700	$800	$4,900
Provision	—	(1,100)	600	(500)
Ending balance	$400	$2,600	$1,400	$4,400

Year ended December 31, 2021
Allowance for loan commitments:
Beginning balance	$300	$3,000	$1,000	$4,300
Provision	100	700	(200)	600
Ending balance	$400	$3,700	$800	$4,900
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
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term loans by origination year						Revolving loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans	Converted to term loans	Total
December 31, 2023
Residential 1-4 family
Current	$263,605	$407,304	$729,256	$399,766	$104,487	$672,408	$—	$—	$2,576,826
30-59 days past due	—	708	—	268	—	3,525	—	—	4,501
60-89 days past due	—	726	2,694	—	—	1,745	—	—	5,165
Greater than 89 days past due	—	2,519	871	1,129	489	3,662	—	—	8,670
	263,605	411,257	732,821	401,163	104,976	681,340	—	—	2,595,162
Current YTD period
Gross charge-offs	—	—	—	—	—	994	—	—	994
Home equity line of credit
Current	—	—	—	—	—	—	954,461	59,146	1,013,607
30-59 days past due	—	—	—	—	—	—	1,219	262	1,481
60-89 days past due	—	—	—	—	—	—	597	—	597
Greater than 89 days past due	—	—	—	—	—	—	1,111	411	1,522
	—	—	—	—	—	—	957,388	59,819	1,017,207

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Term loans by origination year						Revolving loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans	Converted to term loans	Total
Current YTD period
Gross charge-offs	—	—	—	—	—	—	92	283	375
Residential land
Current	3,788	4,097	7,234	1,847	—	723	—	—	17,689
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	675	—	—	—	—	—	—	675
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	3,788	4,772	7,234	1,847	—	723	—	—	18,364
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential construction
Current	5,369	10,984	1,490	—	—	—	—	—	17,843
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,369	10,984	1,490	—	—	—	—	—	17,843
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer
Current	87,686	153,239	9,852	1,654	451	200	10,663	2,779	266,524
30-59 days past due	805	1,314	176	29	24	—	56	163	2,567
60-89 days past due	385	886	114	41	21	—	60	69	1,576
Greater than 89 days past due	354	786	101	24	34	—	67	223	1,589
	89,230	156,225	10,243	1,748	530	200	10,846	3,234	272,256
Current YTD period
Gross charge-offs	2,139	6,539	1,032	194	378	40	422	483	11,227
Commercial real estate
Pass	104,368	384,144	180,986	267,458	65,625	307,367	15,482	—	1,325,430
Special Mention	—	1,975	11,159	—	14,110	3,008	—	—	30,252
Substandard	—	—	1,538	—	11,048	5,770	—	—	18,356
Doubtful	—	—	—	—	—	—	—	—	—
	104,368	386,119	193,683	267,458	90,783	316,145	15,482	—	1,374,038
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial construction
Pass	45,863	33,240	26,133	1,333	—	—	65,836	—	172,405
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	45,863	33,240	26,133	1,333	—	—	65,836	—	172,405
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	124,667	199,796	106,669	73,976	37,580	80,012	87,206	6,250	716,156
Special Mention	1,860	6,989	951	—	250	—	7,352	—	17,402
Substandard	—	2,962	1,848	98	60	3,369	1,275	133	9,745
Doubtful	—	—	—	—	—	—	—	—	—
	126,527	209,747	109,468	74,074	37,890	83,381	95,833	6,383	743,303
Current YTD period
Gross charge-offs	$—	$—	$51	$—	$—	$—	$332	$340	$723
Total loans	$638,750	$1,212,344	$1,081,072	$747,623	$234,179	$1,081,789	$1,145,385	$69,436	$6,210,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Term loans by origination year						Revolving loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving loans	Converted to term loans	Total
December 31, 2022
Residential 1-4 family
Current	$432,707	$755,056	$423,455	$113,096	$51,860	$698,354	$—	$—	$2,474,528
30-59 days past due	—	—	—	—	448	1,098	—	—	1,546
60-89 days past due	—	—	268	—	—	90	—	—	358
Greater than 89 days past due	—	—	—	—	809	2,396	—	—	3,205
	432,707	755,056	423,723	113,096	53,117	701,938	—	—	2,479,637
Home equity line of credit
Current	—	—	—	—	—	—	959,131	40,814	999,945
30-59 days past due	—	—	—	—	—	—	1,103	209	1,312
60-89 days past due	—	—	—	—	—	—	209	226	435
Greater than 89 days past due	—	—	—	—	—	—	587	626	1,213
	—	—	—	—	—	—	961,030	41,875	1,002,905
Residential land
Current	5,245	9,010	5,222	203	522	477	—	—	20,679
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,245	9,010	5,222	203	522	477	—	—	20,679
Residential construction
Current	7,986	11,624	1,178	—	—	—	—	—	20,788
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	7,986	11,624	1,178	—	—	—	—	—	20,788
Consumer
Current	199,574	21,330	5,543	7,580	527	140	10,810	4,782	250,286
30-59 days past due	1,110	287	65	239	30	—	81	167	1,979
60-89 days past due	756	163	88	137	19	—	45	107	1,315
Greater than 89 days past due	621	105	37	176	28	—	20	142	1,129
	202,061	21,885	5,733	8,132	604	140	10,956	5,198	254,709
Commercial real estate
Pass	390,206	177,130	283,321	51,542	63,084	278,280	8,235	—	1,251,798
Special Mention	—	11,250	3,446	40,423	—	24,466	—	—	79,585
Substandard	—	—	665	11,357	—	14,718	—	—	26,740
Doubtful	—	—	—	—	—	—	—	—	—
	390,206	188,380	287,432	103,322	63,084	317,464	8,235	—	1,358,123
Commercial construction
Pass	15,094	47,478	44	—	—	—	25,873	—	88,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	15,094	47,478	44	—	—	—	25,873	—	88,489
Commercial
Pass	239,852	185,013	85,220	68,161	46,142	53,192	60,871	13,964	752,415
Special Mention	—	—	—	2,374	—	645	9,005	8	12,032
Substandard	3,322	2,305	401	1,304	1,346	3,849	1,664	1,053	15,244
Doubtful	—	—	—	—	—	—	—	—	—
	243,174	187,318	85,621	71,839	47,488	57,686	71,540	15,025	779,691
Total loans	$1,296,473	$1,220,751	$808,953	$296,592	$164,815	$1,077,705	$1,077,634	$62,098	$6,005,021
Revolving loans converted to term loans during 2023 in the commercial, home equity line of credit and consumer portfolios were $2.8 million, $26.4 million and $1.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
December 31, 2023
Real estate:
Residential 1-4 family	$4,501	$5,165	$8,670	$18,336	$2,576,826	$2,595,162	$425
Commercial real estate	—	—	11,048	11,048	1,362,990	1,374,038	—
Home equity line of credit	1,481	597	1,522	3,600	1,013,607	1,017,207	—
Residential land	—	675	—	675	17,689	18,364	—
Commercial construction	—	—	—	—	172,405	172,405	—
Residential construction	—	—	—	—	17,843	17,843	—
Commercial	163	135	244	542	742,761	743,303	—
Consumer	2,567	1,576	1,589	5,732	266,524	272,256	—
Total loans	$8,712	$8,148	$23,073	$39,933	$6,170,645	$6,210,578	$425
December 31, 2022
Real estate:
Residential 1-4 family	$1,546	$358	$3,205	$5,109	$2,474,528	$2,479,637	$—
Commercial real estate	508	217	—	725	1,357,398	1,358,123	—
Home equity line of credit	1,312	435	1,213	2,960	999,945	1,002,905	—
Residential land	—	—	—	—	20,679	20,679	—
Commercial construction	—	—	—	—	88,489	88,489	—
Residential construction	—	—	—	—	20,788	20,788	—
Commercial	614	18	77	709	778,982	779,691	—
Consumer	1,979	1,315	1,129	4,423	250,286	254,709	—
Total loans	$5,959	$2,343	$5,624	$13,926	$5,991,095	$6,005,021	$—
The credit risk profile based on nonaccrual loans were as follows:

	December 31, 2023			December 31, 2022
(in thousands)	With a related ACL	Without a related ACL	Total	With a related ACL	Without a related ACL	Total
Real estate:
Residential 1-4 family	$7,755	$2,190	$9,945	$4,198	$2,981	$7,179
Commercial real estate	11,048	—	11,048	—	—	—
Home equity line of credit	2,626	1,135	3,761	3,654	1,442	5,096
Residential land	780	—	780	420	—	420
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	133	301	434	2,183	—	2,183
Consumer	2,458	—	2,458	1,588	—	1,588
Total	$24,800	$3,626	$28,426	$12,043	$4,423	$16,466

ASB did not recognize interest on nonaccrual loans for 2023, 2022 and 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
During 2023, no loans received a material modification based on borrower financial difficulty.
Troubled debt restructurings.  Prior to January 1, 2023, a loan modification was deemed to be a TDR when the borrower was determined to be experiencing financial difficulties and ASB granted a concession it would not have otherwise considered. With the adoption of ASU No. 2022-02, accounting guidance for TDRs by creditors was eliminated. Loan refinancing and restructuring guidance was applied to determine whether a modification resulted in a new loan or a continuation of an existing loan. The disclosures below relate to TDRs for prior periods in accordance with Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors.
When a borrower who was experiencing financial difficulty failed to make a required payment on a loan or was in imminent default, ASB took a number of steps to improve the collectability of the loan and maximize the likelihood of full repayment. At times, ASB may have modified or restructured a loan to help a distressed borrower improve its financial position to eventually be able to fully repay the loan, provided the borrower had demonstrated both the willingness and the ability to fulfill the modified terms. TDR loans were considered an alternative to foreclosure or liquidation with the goal of minimizing losses to ASB and maximizing recovery.
ASB may have considered various types of concessions in granting a TDR including maturity date extensions, extended amortization of principal, temporary deferral of principal payments, and temporary interest rate reductions. ASB rarely granted principal forgiveness in its TDR modifications. Residential loan TDR modifications generally involved interest rate reduction, extending the amortization period, or capitalizing certain delinquent amounts owed not to exceed the original loan balance. Land loan TDR modifications typically involved extending the maturity date up to three years and converting the payments from interest-only to principal and interest monthly, at the same or higher interest rate. Commercial loan TDR modifications generally involved extensions of maturity dates, extending the interest only or amortization period, and temporary deferral or reduction of principal payments. ASB generally did not reduce the interest rate on commercial loan TDR modifications. Occasionally, additional collateral and/or guaranties were obtained.
The allowance for credit losses on TDR loans that did not share risk characteristics were individually evaluated based on the present value of expected future cash flows discounted at the loan’s effective original contractual rate or based on the fair value of collateral less cost to sell. The financial impact of the estimated loss was an increase to the allowance associated with the modified loan. When available information confirmed that specific loans or portions thereof are uncollectible (confirmed losses), those amounts were charged off against the allowance for credit losses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Loan modifications that occurred during 2022 and 2021 were as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Loans modified in TDRs that experienced a payment default of 90 days or more in 2022 and 2021 and for which the payment default occurred within one year of the modification, were as follows:

Years ended December 31	2022		2021
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	1	$474
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	1	9
Consumer	—	—	—	—
	—	$—	2	$483
If a loan modified in a TDR subsequently defaulted, ASB evaluated the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at December 31, 2022.
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral.
Loans considered collateral-dependent were as follows:

	December 31, 2023		December 31, 2022
	Amortized cost	Collateral type	Amortized cost	Collateral type
(in thousands)
Real estate:
Residential 1-4 family	$2,272	Residential real estate property	$3,959	Residential real estate property
Commercial real estate	11,048	Commercial real estate property	—
Home equity line of credit	1,135	Residential real estate property	1,425	Residential real estate property
Residential land	—		—
Total real estate	14,455		5,384
Commercial	301	Business assets	—
Total	$14,756		$5,384
ASB had $3.4 million and $4.2 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2023 and 2022, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received $49.2 million, $136.5 million and $364.8 million of proceeds from the sale of residential mortgages in 2023, 2022, and 2021, respectively, and recognized gains on such sales of $0.9 million, $1.7 million, and $9.3 million in 2023, 2022, and 2021, respectively.
There was one repurchased mortgage loan for 2022 and no repurchased mortgage loans for 2023 and 2021. ASB believes that the current unpaid principal balance of loans sold to date represents the maximum exposure to repurchases and has established a repurchase reserve of $0.1 million as of December 31, 2023 and 2022, to estimate its probable exposure to repurchases.
Mortgage servicing fees, a component of other income, net, were $3.5 million, $3.7 million and $3.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
December 31, 2023	$18,241	$(10,072)	$—	$8,169
December 31, 2022	$19,544	$(10,497)	$—	$9,047

Changes related to MSRs were as follows:

(in thousands)	2023	2022	2021
Mortgage servicing rights
Balance, January 1	$9,047	$9,950	$10,280
Amount capitalized	423	1,130	3,404
Amortization	(1,301)	(2,033)	(3,734)
Sale of mortgage servicing rights	—	—	—
Other-than-temporary impairment	—	—	—
Carrying amount before valuation allowance, December 31	8,169	9,047	9,950
Valuation allowance for mortgage servicing rights
Balance, January 1	—	—	260
Provision	—	—	(260)
Other-than-temporary impairment	—	—	—
Balance, December 31	—	—	—
Net carrying value of mortgage servicing rights	$8,169	$9,047	$9,950
The estimated aggregate amortization expenses of MSRs for 2024, 2025, 2026, 2027 and 2028 are $1.0 million, $0.9 million, $0.8 million, $0.8 million and $0.7 million, respectively.
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

December 31	2023	2022
(dollars in thousands)
Unpaid principal balance	$1,402,736	$1,451,322
Weighted average note rate	3.47%	3.38%
Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed	5.71%	6.56%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

December 31	2023	2022
(in thousands)
Prepayment rate:
25 basis points adverse rate change	$(90)	$(92)
50 basis points adverse rate change	(204)	(214)
Discount rate:
25 basis points adverse rate change	(203)	(182)
50 basis points adverse rate change	(402)	(361)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Deposit liabilities. The summarized components of deposit liabilities were as follows:

December 31	2023		2022
(dollars in thousands)	Weighted-average stated rate	Amount	Weighted-average stated rate	Amount
Savings	0.15%	$2,765,175	0.03%	$3,198,329
Checking
Interest-bearing	0.85	1,427,225	0.17	1,359,519
Noninterest-bearing	—	1,383,197	—	1,453,937
Commercial checking	—	1,216,565	—	1,357,140
Money market	3.52	289,709	0.82	189,053
Time certificates	3.99	1,063,907	2.39	611,718
	0.85%	$8,145,778	0.24%	$8,169,696
As of December 31, 2023 and 2022, time certificates of $250,000 or more totaled $348.2 million and $346.9 million, respectively.
The approximate scheduled maturities of time certificates outstanding at December 31, 2023 were as follows:

(in thousands)
2024	$898,996
2025	136,462
2026	14,405
2027	6,158
2028	5,854
Thereafter	2,032
$1,063,907
Overdrawn deposit accounts are classified as loans and totaled $3.9 million and $1.5 million at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Interest expense on deposit liabilities by type of deposit was as follows:

Years ended December 31	2023	2022	2021
(in thousands)
Time certificates	$31,366	$5,372	$3,805
Savings	2,367	860	802
Money market	8,669	330	132
Interest-bearing checking	6,503	765	242
	$48,905	$7,327	$4,981
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
December 31, 2023	$—	$—	$—
December 31, 2022	281	—	281

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
December 31, 2023	$—	$—	$—
December 31, 2022	281	327	—
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
Information concerning securities sold under agreements to repurchase, which provided for the repurchase of identical securities, was as follows:

(dollars in thousands)	2023	2022	2021
Amount outstanding as of December 31	$—	$281,120	$88,305
Average amount outstanding during the year	62,441	127,170	88,405
Maximum amount outstanding as of any month-end	148,060	284,040	129,665
Weighted-average interest rate as of December 31	—%	3.02%	0.02%
Weighted-average interest rate during the year	3.48%	0.99%	0.02%
Weighted-average remaining days to maturity as of December 31	0	1	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Securities sold under agreements to repurchase were summarized as follows:

December 31	2023			2022
Maturity	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-backed securities and federal agency obligations at fair value plus accrued interest	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-backed securities and federal agency obligations at fair value plus accrued interest
(dollars in thousands)
Overnight	$—	—%	$—	$281,120	3.02%	$326,841
1 to 29 days	—	—%	—	—	—%	—
30 to 90 days	—	—%	—	—	—%	—
Over 90 days	—	—%	—	—	—%	—
	$—	—%	$—	$281,120	3.02%	$326,841
Advances from Federal Home Loan Bank. Outstanding FHLB advances were $200 million and $414 million as of December 31, 2023 and 2022, respectively. ASB and the FHLB are parties to an Advances, Pledge and Security Agreement (Advances Agreement), which applies to currently outstanding and future advances, and governs the terms and conditions under which ASB borrows and the FHLB makes loans or advances from time to time. Under the Advances Agreement, ASB agrees to abide by the FHLB’s credit policies, and makes certain warranties and representations to the FHLB. Upon the occurrence of and during the continuation of an “Event of Default” (which term includes any event of nonpayment of interest or principal of any advance when due or failure to perform any promise or obligation under the Advances Agreement or other credit arrangements between the parties), the FHLB may, at its option, declare all indebtedness and accrued interest thereon, including any prepayment fees or charges, to be immediately due and payable. Advances from the FHLB are collateralized by loans, investment securities and stock in the FHLB. As of December 31, 2023 and 2022, ASB’s available FHLB borrowing capacity was $1.9 billion, and $1.6 billion, respectively.
ASB is required to obtain and hold a specific number of shares of capital stock of the FHLB. ASB was in compliance with all Advances Agreement requirements as of December 31, 2023 and 2022.
Borrowings from Federal Reserve Bank. In March 2023, the Federal Reserve Bank created the Bank Term Funding Program (BTFP) to provide an additional source of liquidity to eligible depository institutions. The BTFP offers loans up to one year in length that can be prepaid without penalty. The amount that can be borrowed under the BTFP is based upon the par value of securities pledged as collateral to the program. Advances can be requested under the BTFP until March 11, 2024. At December 31, 2023, ASB had $550.0 million of BTFP borrowings at a weighted average fixed rate of 4.37%, collateralized by investment securities with a book value of $804.3 million, maturing in March 2024.

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
The prompt corrective action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions imposed become increasingly more severe as an institution’s capital category declines from “undercapitalized” to “critically undercapitalized.” The regulators have substantial discretion in the corrective actions they might direct and could include restrictions on dividends and other distributions that ASB may make to ASB Hawaii and the requirement that ASB develop and implement a plan to restore its capital. In 1988, HEI agreed with the OTS predecessor regulatory agency at the time, to contribute additional capital to ASB up to a maximum aggregate amount of approximately $65.1 million (Capital Maintenance Agreement). As of December 31, 2023, as a result of capital contributions in prior years, HEI’s maximum obligation to contribute additional capital under the Capital Maintenance Agreement has been reduced to approximately $28.3 million. In addition to OCC oversight, federal law and Federal Reserve Board policy require that HEI, as a savings and loan holding company, serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Accordingly, if ASB were to be in financial distress or to otherwise be viewed by the regulators as in unsatisfactory condition, HEI could be required to provide additional capital or liquidity support or take other action, in support of ASB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
To be categorized as “well capitalized,” ASB must maintain minimum total capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below. As of December 31, 2023, and 2022 ASB was in compliance with the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institution’s category under the capital guidelines.
The tables below set forth actual and minimum required capital amounts and ratios:

	Actual		Minimum required		Required to be well capitalized
(dollars in thousands)	Capital	Ratio	Capital	Ratio	Capital	Ratio
December 31, 2023
Tier 1 leverage	$759,921	7.68%	$395,812	4.00%	$494,765	5.00%
Common equity tier 1	759,921	12.27%	278,681	4.50%	402,539	6.50%
Tier 1 capital	759,921	12.27%	371,575	6.00%	495,433	8.00%
Total capital	828,901	13.38%	495,433	8.00%	619,291	10.00%
December 31, 2022
Tier 1 leverage	750,851	7.78%	386,265	4.00%	482,831	5.00%
Common equity tier 1	750,851	12.15%	278,076	4.50%	401,665	6.50%
Tier 1 capital	750,851	12.15%	370,767	6.00%	494,356	8.00%
Total capital	811,729	13.14%	494,356	8.00%	617,946	10.00%
In 2023, ASB paid cash dividends of $39.0 million to HEI, compared to cash dividends of $42.0 million in 2022. The FRB and OCC approved the dividends.
Related-party transactions. HEI charged ASB $2.3 million, $1.9 million and $2.1 million for general management and administrative services in 2023, 2022 and 2021, respectively. The amounts charged by HEI for services performed by HEI employees to its subsidiaries are allocated primarily on the basis of time expended in providing such services. All amounts charged to ASB were settled as a capital contribution by HEI to ASB.
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

December 31	2023		2022
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$6,246	$86	$1,720	$9
Forward commitments	5,500	(18)	1,500	18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated
as Hedging Instruments [1]
December 31	2023		2022
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$86	$—	$9	$—
Forward commitments	—	18	18	—
	$86	$18	$27	$—
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated	Location of net gains
as Hedging Instruments	(losses) recognized in	Years ended December 31
(in thousands)	the Statements of Income	2023	2022	2021
Interest rate lock commitments	Mortgage banking income	$77	$(629)	$(3,898)
Forward commitments	Mortgage banking income	(36)	29	489
		$41	$(600)	$(3,409)
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
The following is a summary of outstanding off-balance sheet arrangements:

December 31	2023	2022
(in thousands)
Unfunded commitments to extend credit:
Home equity line of credit	$1,141,891	$1,264,320
Commercial and commercial real estate	602,973	692,989
Consumer	67,229	85,768
Residential 1-4 family	25,037	20,546
Commercial and financial standby letters of credit	9,359	15,521
Total	$1,846,489	$2,079,144
Federal Deposit Insurance Corporation assessment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) raised the minimum reserve ratio for the Deposit Insurance Fund (DIF) to 1.35 percent. As of June 30, 2020, the Federal Deposit Insurance Corporation (FDIC) DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in 2023. For the years ended December 31, 2023, 2022 and 2021 ASB’s FDIC insurance expenses were $6.2 million, $3.6 million and $3.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 · Short-term borrowings
Commercial paper and bank term loan. As of December 31, 2023 and 2022, HEI had nil and $50 million of commercial paper outstanding, respectively. The weighted-average interest rate of HEI’s outstanding commercial paper as of December 31, 2022 was 5.19%.
As of December 31, 2023 and 2022, Hawaiian Electric had nil and $88 million commercial paper outstanding, respectively. The weighted-average interest rate of Hawaiian Electric’s outstanding commercial paper as of December 31, 2022 was 4.8%.
At both December 31, 2023 and 2022, HEI had five letters of credit outstanding in the aggregate amount of $8 million, on behalf of Mauo and Hamakua Energy.
HEI term loan. On October 20, 2022, HEI entered into a term loan facility in the aggregate principal amount of $100 million. On December 28, 2022, HEI drew $35 million on the term loan and on March 31, 2023, HEI drew the remaining $65 million at an initial interest rate of 5.81% for an initial one month interest period. On May 31, 2023, HEI fully repaid the term loan facility at which time it was terminated. Borrowings under the facility bore interest at Term Secured Overnight Financing Rate (SOFR), as defined in the agreement, plus an applicable margin and a SOFR spread adjustment. The term loan facility contained certain restrictive financial covenants that were substantially the same as the financial covenants contained in the HEI credit facility.
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
On May 14, 2023, HEI and Hawaiian Electric exercised their first of two, one-year extensions to the commitment termination date with eight of the nine financial institutions to extend the Credit Facilities to May 14, 2027. The committed capacities under the HEI Facility and Hawaiian Electric Facility are $175 million and $200 million, respectively, through May 14, 2026, and step down to approximately $157 million and $180 million, respectively, through May 14, 2027 (see Note 7).
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
None of the facilities are collateralized.
The Credit Facilities were maintained to support each company’s respective short-term commercial paper program, and were drawn in August 2023 to meet each company’s respective working capital needs and general corporate purposes.
Under the Credit Facilities, draws generally bear interest, based on each company’s respective current long-term credit ratings, at the “Adjusted Term SOFR Rate,” as defined in the Credit Facilities, plus 175.0 basis points for HEI and Hawaiian Electric, and incur annual fees on undrawn commitments, excluding swingline borrowings, at the rate of 30.0 basis points for HEI and Hawaiian Electric.
Additionally, the Credit Facilities contain provisions for pricing adjustments in the event of a long-term ratings change based on the respective Facility’s ratings-based pricing grid, which includes the ratings by Fitch, Moody’s and S&P. The Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Facilities do not contain clauses that would affect access to the Credit Facilities by reason of a ratings downgrade, nor do they have broad “material adverse change” clauses. In addition, the Credit Facilities contain provisions for potential annual pricing adjustments to the Term Benchmark or Alternate Base Rate margin on draws and fees on undrawn commitments of up to +/-5 basis points and +/-1 basis point, respectively, based on performance against certain sustainability-linked metrics. The sustainability-linked metrics include achievement of renewable portfolio standards in excess of statutory requirements and increasing cumulative penetration of installed MWs of photovoltaic systems on residential rooftops.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 · Long-term debt

December 31	2023	2022
(dollars in thousands)
Long-term debt of Utilities, net of unamortized debt issuance costs [1]	$1,934,277	$1,684,816
HEI 3.99% senior notes, paid in 2023	—	50,000
HEI 4.58% senior notes, due 2025	50,000	50,000
HEI 4.72% senior notes, due 2028	100,000	100,000
HEI 2.82% senior notes, due 2028	24,000	24,000
HEI 2.48% senior notes, due 2028	30,000	30,000
HEI 6.04% senior notes, due 2028	39,000	—
HEI 2.98% senior notes, due 2030	50,000	50,000
HEI 3.15% senior notes, due 2031	51,000	51,000
HEI 2.78% senior notes, due 2031	25,000	25,000
HEI 2.98% senior notes, due 2032	30,000	30,000
HEI 5.43% senior notes, due 2032	75,000	75,000
HEI 6.10% senior notes, due 2033	61,000	—
HEI 5.43% senior notes, due 2034	35,000	35,000
HEI 3.74% senior notes, due 2051	20,000	20,000
HEI 3.94% senior notes, due 2052	20,000	20,000
Hamakua Energy 4.02% non-recourse notes, due 2030[2]	44,855	49,048
Mauo SOFR + 1.475% loan, due 2024[3]	5,384	11,060
Mauo 4.91% non-recourse term loan, due 2034 to 2035[2]	16,962	17,692
Kaʻieʻie Waho 2.79% non-recourse loan, due 2031[2]	9,727	10,936
Mahipapa 1.90% non-recourse loan, due 2034 to 2036[2]	53,743	58,869
Mahipapa 5.625% non-recourse loan, due 2027[2]	578	724
HEI revolving credit facility SOFR + 1.80%, due 2026 to 2027[4]	175,000	—
Less unamortized debt issuance costs and debt discount	(8,097)	(8,165)
	$2,842,429	$2,384,980
1     See components of “Total long-term debt” and unamortized debt issuance costs in Hawaiian Electric and subsidiaries’ Consolidated Statements of Capitalization.
2 Secured by real and personal property of the respective entity, including various land parcels, a 60MW combined cycle facility, photovoltaic and battery storage infrastructure, and a biomass plant. The aggregate net book value of the collateralized property, plant & equipment is approximately $187 million as of December 31, 2023.
3 In December 2021, the loan was amended to allow advances through October 5, 2022, in the maximum aggregate principal amount of up to $50.5 million. As of July 1, 2023, LIBOR was replaced by the term SOFR plus the applicable margin of 1.375%, plus an additional 0.10% replacement rate adjustment. On February 8, 2024, the outstanding loan balance was fully repaid and the loan was terminated.
4     As of December 31, 2023, the interest rate is based on term SOFR plus the applicable margin of 1.75%, reduced by a 0.05% sustainability margin adjustment, plus an additional 0.10% spread adjustment; the weighted-average interest rate was 7.19%.
As of December 31, 2023, the aggregate principal payments required on the Company’s long-term debt for 2024 through 2028 are $18 million in 2024, $109 million in 2025, $174 million in 2026, $449 million in 2027 and $273 million in 2028. As of December 31, 2023, the aggregate payments of principal required on the Utilities’ long-term debt for 2024 through 2028 are nil in 2024, $47 million in 2025, $145 million in 2026, $280 million in 2027 and $68 million in 2028.
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
Changes in long-term debt. As of December 31, 2023, HEI and Hawaiian Electric were in compliance with all applicable financial covenants.
HEI and Hawaiian Electric’s Credit Facilities. See Note 6 for more information.
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
Interest on the notes is paid semiannually on June 15th and December 15th. The HEI NPA contains certain restrictive financial covenants that are substantially the same as the financial covenants contained in the HEI Facility, as amended. The HEI notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount, together with interest accrued to the date of prepayment plus a “Make-Whole Amount,” as defined in the agreements.
Utilities private placement. On January 10, 2023, the Utilities executed, through a private placement pursuant to separate Note Purchase Agreements (the NPAs), the following unsecured senior notes bearing taxable interest (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023.

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
The 2023 Notes include substantially the same financial covenants and customary conditions as the Hawaiian Electric Facility. Hawaiian Electric is also a party as guarantor under the NPAs entered into by Hawaii Electric Light and Maui Electric. The Utilities did not obtain any of the proceeds at execution and instead drew down all the proceeds on February 9, 2023. The proceeds were used to finance their respective capital expenditures, repay short-term debt used to finance or refinance capital expenditures and/or reimburse funds used for the payment of capital expenditures. The 2023 Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount” as defined in the NPAs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8 · Shareholders’ equity
Reserved shares.  As of December 31, 2023, HEI had reserved a total of 13.9 million shares of common stock for future issuance under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), the ASB 401(k) Plan, the HEI 2011 Nonemployee Director Stock Plan, and the 2010 Equity and Incentive Plan, as amended.
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of AOCI were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2020	$19,986	$(3,363)	$(17,887)	$(1,264)	$(2,919)
Current period other comprehensive income (loss) and reclassifications, net of taxes	(52,023)	(275)	1,029	(51,269)	(361)
Balance, December 31, 2021	(32,037)	(3,638)	(16,858)	(52,533)	(3,280)
Current period other comprehensive income (loss) and reclassifications, net of taxes	(296,867)	5,629	7,743	(283,495)	6,141
Balance, December 31, 2022	(328,904)	1,991	(9,115)	(336,028)	2,861
Current period other comprehensive income (loss) and reclassifications, net of taxes	45,941	(353)	1,090	46,678	(12)
Balance, December 31, 2023	$(282,963)	$1,638	$(8,025)	$(289,350)	$2,849

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI			Affected line item in the Statement of Income/Balance Sheet
Years ended December 31	2023	2022	2021
(in thousands)
HEI consolidated
Available-for sale investment securities:
Net realized losses (gains) on securities included in net income	$10,954	$—	$(387)	Loss (gain) on sale of investment securities, net and equity-method investment
Amortization of unrealized holding losses on held-to-maturity securities	14,398	3,993	—	Bank revenues
Net realized losses (gains) on derivatives qualifying as cash flow hedges	(186)	172	37	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost	(1,560)	19,659	19,253	See Note 11 for additional details
Impact of D&Os of the PUC included in regulatory assets	(8,204)	(199,936)	(171,345)	See Note 11 for additional details
Total reclassifications	$15,402	$(176,112)	$(152,442)
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost	$(1,983)	$18,884	$19,461	See Note 11 for additional details
Impact of D&Os of the PUC included in regulatory assets	(8,204)	(199,936)	(171,345)	See Note 11 for additional details
Total reclassifications	$(10,187)	$(181,052)	$(151,884)

Note 9 · Leases

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Utilities’ lease payments for each operating lease agreement were discounted using its estimated unsecured borrowing rates for the appropriate term, reduced for the estimated impact of collateral, which is a reduction of approximately 20 basis points. ASB’s lease payments for each operating lease agreement were discounted using Federal Home Loan Bank (FHLB) of Des Moines fixed rate advance rates, which are collateralized, for the appropriate term. The FHLB is ASB’s primary wholesale funding source and can provide collateralized borrowing rates for various terms starting at overnight borrowings to 30-year borrowing terms.
In August 2021, the Utilities entered into an agreement with an unrelated party for exclusive use of a barge and tug to transport fuels between islands, commencing in January 2022. The contract is an operating lease with a term of five years with an option to extend the term for an additional five years. Annual base rent expense is approximately $6.4 million and the operating lease liability recorded upon commencement was $32 million. In addition to the annual base payment, there are additional payments for operating expenses, such as inspection expense, wharfage and pipeline tolls, which are recognized as variable lease cost when incurred.
The Utilities account for the battery portion of renewable energy plus storage and energy storage PPAs as leases at their commencement dates. As of December 31, 2023, the Utilities recognized additional finance lease liabilities with corresponding right-of-use assets of $293.8 million, including Waiawa Solar, AES Waikoloa Solar and Kapolei Energy Storage project that began commercial operations during the year. The timing of the Utilities’ recognition of the expense conforms to ratemaking treatment for the Utilities’ recovery of the cost of electricity and is included in purchased power for the interest and amortization of financing leases related to PPAs. Any material differences between expense recognition and timing of payments are deferred as a regulatory asset or liability in order to match what is being recovered for ratemaking purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts related to the Company’s total lease cost and cash flows arising from lease transactions are as follows:

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2023	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$21,882	$4,071	$25,953	$15,947	$4,071	$20,018
Variable lease cost	8,491	202,556	211,047	5,605	202,556	208,161
Sublease income	(3,031)	—	(3,031)	(3,031)	—	(3,031)
Total operating lease cost	$27,342	$206,627	$233,969	$18,521	$206,627	$225,148
Finance lease costs:
Amortization of right-of-use assets	$390	$5,591	$5,981	$—	$5,591	$5,591
Interest on lease liabilities	32	6,350	6,382	—	6,350	6,350
Total finance lease cost	$422	$11,941	$12,363	$—	$11,941	$11,941
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,076	$4,071	$27,147	$17,729	$4,071	$21,800
Operating cash flows from financing leases	$32	$6,350	$6,382	$—	$6,350	$6,350
Financing cash flows from financing leases	$391	$3,128	$3,519	$—	$3,128	$3,128
Weighted-average remaining lease term (in years):
Operating leases	7.9	4.0	7.4	6.8	4.0	6.3
Finance leases	1.5	20.1	20.0	—	20.1	20.1
Weighted-average discount rate:
Operating leases	3.04%	3.50%	3.11%	2.92%	3.50%	3.03%
Finance leases	3.77%	8.18%	8.18%	—	8.18%	8.18%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2022	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$20,811	$46,160	$66,971	$15,030	$46,160	$61,190
Variable lease cost	8,931	241,199	250,130	6,152	241,199	247,351
Sublease income	(2,675)	—	(2,675)	(2,675)	—	(2,675)
Total operating lease cost	$27,067	$287,359	$314,426	$18,507	$287,359	$305,866
Finance lease costs:
Amortization of right-of-use assets	$188	$1,008	$1,196	$—	$1,008	$1,008
Interest on lease liabilities	20	786	806	—	786	786
Total finance lease cost	$208	$1,794	$2,002	$—	$1,794	$1,794
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,143	$40,050	$59,193	$14,068	$40,050	$54,118
Operating cash flows from financing leases	$20	$786	$806	$—	$786	$786
Financing cash flows from financing leases	$179	$670	$849	$—	$670	$670
Weighted-average remaining lease term (in years):
Operating leases	8.1	5.0	7.7	7.3	5.0	6.8
Finance leases	2.4	19.6	19.2	—	19.6	19.6
Weighted-average discount rate:
Operating leases	2.96%	3.50%	3.04%	2.94%	3.50%	3.05%
Finance leases	3.77%	3.92%	3.92%	—	3.92%	3.92%

The following table summarizes the maturity of our operating lease liabilities as of December 31, 2023:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
2024	$21	$4	$25	$15	$4	$19
2025	16	4	20	12	4	16
2026	16	4	20	12	4	16
2027	9	4	13	6	4	10
2028	7	—	7	5	—	5
Thereafter	33	—	33	21	—	21
Total lease payments	102	16	118	71	16	87
Less: Imputed interest	(13)	(1)	(14)	(7)	(1)	(8)
Total present value of lease payments[1]	$89	$15	$104	$64	$15	$79
1The fixed capacity payment related to the existing PPA with PGV, which will expire on December 31, 2027, is included as a lease liability as of December 31, 2021. The PGV facility returned to service with firm capacity in 2021. The annual capacity payment based on the most recent accepted output is approximately $4 million. The lease liability will be remeasured when PGV ramps back up to the original contracted firm capacity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the maturity of our finance lease liabilities for PPAs as of December 31, 2023:

	HEI consolidated	Hawaiian Electric consolidated
(in millions)	PPAs classified as leases	PPAs classified as leases
2024	$34	$34
2025	34	34
2026	34	34
2027	34	34
2028	34	34
Thereafter	511	511
Total lease payments	681	681
Less: Imputed interest	(343)	(343)
Total present value of lease payments	$338	$338
Note: Other finance leases are not material.

Note 10 · Revenues
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
The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the year the related revenues are recognized. For 2023, 2022 and 2021, the Utilities’ revenues include recovery of revenue taxes of approximately $291 million, $303 million and $226 million, respectively, which amounts are in “Taxes, other than income taxes” expense. However, the Utilities pay revenue taxes to the taxing authorities based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year end. As of December 31, 2023 and 2022, the Utilities had recorded $182 million and $188 million, respectively, in “Taxes accrued, including revenue taxes” on the Utilities’ consolidated balance sheet for amounts previously collected from customers or accrued for public service company taxes and PUC fees, net of amounts paid to the taxing authorities. Such amounts will be used to pay public service company taxes and PUC fees owed for the following year.
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
Other Segment.
Other sales. Other sales primarily consist of revenues from the generation and sale of renewable energy at fixed contractual prices per kWh to customers under power purchase agreements by Pacific Current subsidiaries. The performance obligation is satisfied over time as renewable energy is generated and control is transferred to the customer that simultaneously receives and consumes the benefits provided. Payments from customers are generally due within 30 days from the end of the billing period. The bill to customers reflects the amount that corresponds directly with the value of performance to date. Pacific Current has elected to use the right to invoice practical expedient, which entitles it to recognize revenue in the amount they have the right to invoice.
Revenues from other sources. Revenues from other sources not subject to ASC Topic 606 are accounted for as follows:
Electric Utilities.
Regulatory revenues. Regulatory revenues primarily consist of revenues from the decoupling mechanism and cost recovery surcharges.
Decoupling mechanism - Under the current decoupling mechanism, the Utilities are allowed to recover or obligated to refund the difference between actual revenue and the target revenue as determined by the PUC, collect annual revenue adjustment mechanism (ARA) and exceptional project recovery mechanism revenues, and recover or refund performance incentive mechanism penalties or rewards. These adjustments will be reflected in tariffs in future periods. Under the PBR framework, the accrued RBA revenues as of the preceding September 30 balance and the annual ARA amount are billed from January 1 through December 31 of each year, which is within 24 months following the end of the year in which they are recorded as required by the accounting standard for alternative revenue programs (see “Regulatory proceedings” in Note 4).
Cost recovery surcharges - For the timely recovery of additional costs incurred, and reconciliation of costs and expenses included in tariffed rates, the Utilities recognize revenues under surcharge mechanisms approved by the PUC. These will be reflected in tariffs in future periods (e.g., ECRC and PPAC).
Since revenue adjustments discussed above resulted from either agreements with the PUC or change in tax law, rather than contracts with customers, they are not subject to the scope of ASC Topic 606. Also, see Notes 1, 4 and 13 of the Consolidated Financial Statements. The Utilities have elected to present these revenue adjustments on a gross basis, which results in the amounts being billed to customers presented in revenues from contracts with customers and the amortization of the related regulatory asset/liability as revenues from other sources. Depending on whether the previous deferral balance being amortized was a regulatory asset or regulatory liability, and depending on the size and direction of the current year deferral of surcharges and/or refunds to customers, it could result in negative regulatory revenue during the year.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Bank.
Interest and dividend income. Interest and fees on loans are recognized in accordance with ASC Topic 310, Receivables, including the related allowance for credit losses. Interest and dividends on investment securities are recognized in accordance with ASC Topic 320, Investments-Debt and Equity Securities. See Notes 1 and 5 of the Consolidated Financial Statements.
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
Bank-Owned Life Insurance (BOLI) - The recognition of BOLI cash surrender value does not represent a contract with a customer and is accounted for in accordance with ASC 325-30, Investments-Other - Investments in Insurance Contracts.
Revenue disaggregation. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Year ended December 31, 2023				Year ended December 31, 2022
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$1,026,321	$—	$—	$1,026,321	$1,078,372	$—	$—	$1,078,372
Electric energy sales - commercial	1,044,045	—	—	1,044,045	1,087,485	—	—	1,087,485
Electric energy sales - large light and power	1,141,128	—	—	1,141,128	1,221,608	—	—	1,221,608
Electric energy sales - other	19,471	—	—	19,471	17,063	—	—	17,063
Bank fees	—	48,781	—	48,781	—	48,883	—	48,883
Other sales	—	—	17,540	17,540	—	—	11,804	11,804
Total revenues from contracts with customers	3,230,965	48,781	17,540	3,297,286	3,404,528	48,883	11,804	3,465,215
Revenues from other sources
Regulatory revenue	3,708	—	—	3,708	(29,124)	—	—	(29,124)
Bank interest and dividend income	—	334,783	—	334,783	—	265,874	—	265,874
Other bank noninterest income	—	11,099	—	11,099	—	6,311	—	6,311
Other	34,848	—	442	35,290	33,183	—	526	33,709
Total revenues from other sources	38,556	345,882	442	384,880	4,059	272,185	526	276,770
Total revenues	$3,269,521	$394,663	$17,982	$3,682,166	$3,408,587	$321,068	$12,330	$3,741,985
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$48,781	$—	$48,781	$—	$48,883	$—	$48,883
Services/goods transferred over time	3,230,965	—	17,540	3,248,505	3,404,528	—	11,804	3,416,332
Total revenues from contracts with customers	$3,230,965	$48,781	$17,540	$3,297,286	$3,404,528	$48,883	$11,804	$3,465,215
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2023 and 2022. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s consolidated balance sheets.
As of December 31, 2023, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11 · Retirement benefits
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
The PUC allowed the Utilities to adopt pension and OPEB tracking mechanisms in previous rate cases. The amount of the net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) to be recovered in rates is established by the PUC in each rate case or as allowed under the PBR Framework (see “Regulatory proceedings” in Note 4). Under the Utilities’ tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case. Accordingly, all retirement benefit expenses (except for executive life and nonqualified pension plan expenses, which amounted to $0.7 million and $1.3 million in 2023 and 2022, respectively) determined in accordance with GAAP will be recovered.
Under the tracking mechanisms, amounts that would otherwise be recorded in AOCI (excluding amounts for executive life and nonqualified pension plans), net of taxes, as well as other pension and OPEB charges, are allowed to be reclassified as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
regulatory asset, as those costs will be recovered in rates through the NPPC and NPBC in the future. The Utilities have reclassified to a regulatory asset/(liability) charges for retirement benefits that would otherwise be recorded in AOCI (amounting to the elimination of a potential adjustment to AOCI of $(11.1) million pretax and $(269.3) million pretax for 2023 and 2022, respectively).
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
Defined benefit pension and other postretirement benefit plans information.  The changes in the obligations and assets of the Company’s and Utilities’ retirement benefit plans and the changes in AOCI (gross) for 2023 and 2022 and the funded status of these plans and amounts related to these plans reflected in the Company’s and Utilities’ consolidated balance sheets as of December 31, 2023 and 2022 were as follows:

	2023		2022
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
HEI consolidated
Benefit obligation, January 1	$1,856,765	$157,436	$2,644,639	$218,151
Service cost	45,578	1,430	78,173	2,580
Interest cost	103,000	8,520	80,062	6,502
Actuarial loss (gain)	131,437	(13,867)	(848,905)	(60,283)
Participants contributions	—	3,542	—	3,348
Benefits paid and expenses	(103,802)	(13,718)	(97,204)	(12,862)
Benefit obligation, December 31	2,032,978	143,343	1,856,765	157,436
Fair value of plan assets, January 1	1,806,379	190,547	2,320,745	239,311
Actual return on plan assets	260,748	25,926	(461,669)	(39,469)
Employer contributions	8,274	—	42,542	—
Participants contributions	—	3,542	—	3,348
Benefits paid and expenses	(101,862)	(12,643)	(95,239)	(12,643)
Fair value of plan assets, December 31	1,973,539	207,372	1,806,379	190,547
Accrued benefit asset (liability), December 31	$(59,439)	$64,029	$(50,386)	$33,111
Other assets	$23,091	$64,463	$21,012	$33,526
Defined benefit pension and other postretirement benefit plans liability	(82,530)	(434)	(71,398)	(415)
Accrued benefit asset (liability), December 31	$(59,439)	$64,029	$(50,386)	$33,111
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$74,418	$(26,238)	$347,799	$(19,975)
Recognized during year – prior service credit	—	875	—	928
Recognized during year – net actuarial gain (loss)	(669)	1,888	(27,412)	12
Occurring during year – net actuarial loss (gain)	11,513	(26,143)	(245,969)	(7,203)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	85,262	(49,618)	74,418	(26,238)
Cumulative impact of PUC D&Os	(67,732)	43,066	(55,201)	19,486
AOCI debit/(credit), December 31	$17,530	$(6,552)	$19,217	$(6,752)
Net actuarial loss (gain)	$85,262	$(49,618)	$74,418	$(25,363)
Prior service gain	—	—	—	(875)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	85,262	(49,618)	74,418	(26,238)
Cumulative impact of PUC D&Os	(67,732)	43,066	(55,201)	19,486
AOCI debit/(credit), December 31	17,530	(6,552)	19,217	(6,752)
Income taxes (benefits)	(4,639)	1,689	(5,088)	1,740
AOCI debit/(credit), net of taxes (benefits), December 31	$12,891	$(4,863)	$14,129	$(5,012)

As shown in the table above, as of December 31, 2023 and 2022, the other postretirement benefit plan with APBO in excess of plan assets is related to an unfunded plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2023		2022
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Hawaiian Electric consolidated
Benefit obligation, January 1	$1,716,125	$150,534	$2,464,944	$209,470
Service cost	44,143	1,415	75,845	2,554
Interest cost	95,351	8,143	74,363	6,227
Actuarial loss (gain)	126,846	(13,721)	(804,498)	(58,253)
Participants contributions	—	3,473	—	3,286
Benefits paid and expenses	(94,783)	(13,272)	(88,450)	(12,750)
Transfers	781	—	(6,079)	—
Benefit obligation, December 31	1,888,463	136,572	1,716,125	150,534
Fair value of plan assets, January 1	1,665,880	187,494	2,142,617	235,525
Actual return on plan assets	246,976	25,529	(426,825)	(38,764)
Employer contributions	8,252	—	41,894	—
Participants contributions	—	3,473	—	3,286
Benefits paid and expenses	(94,332)	(12,356)	(87,952)	(12,541)
Other	509	—	(3,854)	(12)
Fair value of plan assets, December 31	1,827,285	204,140	1,665,880	187,494
Accrued benefit asset (liability), December 31	$(61,178)	$67,568	$(50,245)	$36,960
Other assets	$—	$67,568	$—	$36,960
Other liabilities (short-term)	(507)	—	(497)	—
Defined benefit pension and other postretirement benefit plans liability	(60,671)	—	(49,748)	—
Accrued benefit asset (liability), December 31	$(61,178)	$67,568	$(50,245)	$36,960
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$57,264	$(25,402)	$329,645	$(20,231)
Recognized during year – prior service credit	—	872	—	925
Recognized during year – net actuarial gain (loss)	(28)	1,827	(26,358)	—
Occurring during year – net actuarial loss (gain)	12,103	(25,807)	(246,023)	(6,096)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	69,339	(48,510)	57,264	(25,402)
Cumulative impact of PUC D&Os	(67,732)	43,066	(55,201)	19,486
AOCI debit/(credit), December 31	$1,607	$(5,444)	$2,063	$(5,916)
Net actuarial loss (gain)	$69,339	$(48,510)	$57,264	$(24,530)
Prior service gain	—	—	—	(872)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	69,339	(48,510)	57,264	(25,402)
Cumulative impact of PUC D&Os	(67,732)	43,066	(55,201)	19,486
AOCI debit/(credit), December 31	1,607	(5,444)	2,063	(5,916)
Income taxes (benefits)	(414)	1,402	(531)	1,523
AOCI debit/(credit), net of taxes (benefits), December 31	$1,193	$(4,042)	$1,532	$(4,393)
Pension benefits. In 2023, actuarial losses due to demographic experience, including any assumption changes, reduced the funded position. The most impactful of these assumption changes were the decrease in the discount rate used to measure PBO compared to the prior year and the change in assumed rates of retirement. Investment returns greater than assumed largely offset the decline.
In 2022, actuarial gains due to demographic experience, including any assumption changes, the most significant of which was the increase in the discount rate used to measure PBO compared to the prior year, improved funded position while investment returns lower than assumed rates, partially offset the improvement.
Other benefits. In 2023, actuarial gains due to demographic experience, including any assumption changes, improved the funded position. The most impactful of these assumption changes was a reduction in the percentage of participants expected to participate. This gain was partially offset by a decrease in the discount rate. Investment returns greater than assumed further improved the funded position.
In 2022, actuarial gains due to demographic experience, including any assumption changes, the most significant of which was the increase in the discount rate used to measure APBO compared to the prior year, improved funded position while investment returns lower than assumed rates, partially offset the improvement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The dates used to determine retirement benefit measurements for the defined benefit plans and OPEB were December 31 of 2023, 2022 and 2021.
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
The Utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time. Under the tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate proceeding.
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
The asset allocation of defined benefit retirement plans to equity and fixed income securities (excluding cash) and related investment policy targets and ranges were as follows:

	Pension benefits[1]				Other benefits[2]
			Investment policy				Investment policy
December 31	2023	2022	Target	Range[3]	2023	2022	Target	Range[3]
Assets held by category
U.S. equity securities	56%	58%	50%	40-65%	58%	57%	50%	40-65%
Non-U.S equity securities	13	13	15	5-25%	15	15	15	5-25%
Fixed income securities	28	27	30	20-60%	27	28	30	20-60%
Private equity	3	2	5	0-10%	—	—	5	0-10%
	100%	100%	100%		100%	100%	100%
1     Asset allocation (excluding cash) is applicable to only HEI and the Utilities. As of December 31, 2023 and 2022, nearly all of ASB’s pension assets were invested in fixed income securities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2023 and 2022.
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
Assets held in various trusts for the retirement benefit plans are measured at fair value on a recurring basis and were as follows:

	Pension benefits			Other benefits
		Fair value measurements using			Fair value measurements using
(in millions)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
2023
U.S. equity securities	$449	$449	$—	$54	$54	$—
Non-U.S. equity securities	165	165	—	20	20	—
U.S. equity index and exchange-traded funds (ETFs)	584	584	—	64	64	—
Non-U.S. equity investments at net asset value (NAV)	77	—	—	10	—	—
Total equity investments	1,275	1,198	—	148	138	—
Fixed income securities	85	13	72	—	—	—
Fixed income mutual and ETFs	264	264	—	53	53	—
Fixed income investments at NAV	250	—	—	2	—	—
Total fixed income investments	599	277	72	55	53	—
Private equity at NAV	50	—	—	1	—	—
Cash equivalents, fund and at NAV	60	15	—	3	3	—
Total	1,984	$1,490	$72	207	$194	$—
Cash, receivables and payables, net	(10)			—
Fair value of plan assets	$1,974			$207
2022
U.S. equity securities	$387	$387	$—	$48	$48	$—
Non-U.S. equity securities	147	147	—	18	18	—
U.S. equity index and ETFs	580	580	—	58	58	—
Non-U.S. equity investments at NAV	75	—	—	10	—	—
Total equity investments	1,189	1,114	—	134	124	—
Fixed income securities	83	10	73	—	—	—
Fixed income mutual and ETFs	225	225	—	50	50	—
Fixed income investments at NAV	226	—	—	3	—	—
Total fixed income investments	534	235	73	53	50	—
Private equity at NAV	34	—	—	—	—	—
Cash equivalents, fund and at NAV	48	15	—	4	3	—
Total	1,805	$1,364	$73	191	$177	$—
Cash, receivables and payables, net	1			—
Fair value of plan assets	$1,806			$191
The fair value of investments measured at NAV presented in the table above is intended to permit reconciliation to the fair value of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table represents assets measured at NAV.

	Pension benefits			Other benefits
Measured at NAV	December 31	Redemption frequency	Redemption notice period	December 31	Redemption frequency	Redemption notice period
(in millions)
2023
Non-U.S. equity funds (a)	$77	Daily-Monthly	5-30 days	$10	Daily-Monthly	5-30 days
Fixed income investments (b)	250	Daily	15 days	2	Daily	15 days
Private equity (c)	50	NA	NA	1	NA	NA
Cash equivalents (d)	45	Daily	0-1 day	—	Daily	0-1 day
	$422			$13
2022
Non-U.S. equity funds (a)	$75	Daily-Monthly	5-30 days	$10	Daily-Monthly	5-30 days
Fixed income investments (b)	226	Daily	15 days	3	Daily	15 days
Private equity (c)	34	NA	NA	—	NA	NA
Cash equivalents (d)	33	Daily	0-1 day	1	Daily	0-1 day
	$368			$14
NA Not applicable
None of the investments presented in the tables above have unfunded commitments, other than private equity disclosed in (c) below.
(a)     Represents investments in funds that primarily invest in non-U.S., emerging markets equities. Redemption frequency for pension benefits assets as of December 31, 2023 were: daily, 63% and monthly, 37%, and as of December 31, 2022 were daily, 59% and monthly, 41%. Redemption frequency for other benefits assets as of December 31, 2023 were: daily, 61% and monthly, 39% and as of December 31, 2022 were: daily, 56% and monthly, 44%.
(b)     Represents investments in fixed income securities invested in a US-dollar denominated fund that seeks to exceed the Bloomberg US Long Corporate A or Better Bond Index through investments in US-dollar denominated fixed income securities and commingled vehicles.
(c)     Represents investment in a private equity fund. The fund is valued as reported by the General Partner, based on the valuation of the underlying investments. As of December 31, 2023 and 2022, the unfunded commitment of the private equity fund was $138 million and $56 million, respectively. A second tranche commitment of $100 million was entered into effective January 1, 2023. The fund does not allow redemptions but may be dissolved with six months written notice. The termination date of the fund is November 1, 2100, unless dissolved earlier.
(d)     Represents investments in cash equivalent funds. This class includes funds that invest primarily in securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. For pension benefits, the fund may also invest in fixed income securities of investment grade issuers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following weighted-average assumptions were used in the accounting for the plans:

	Pension benefits			Other benefits
December 31	2023	2022	2021	2023	2022	2021
Benefit obligation
Discount rate[1]	5.35%	5.67%	3.05%	5.39%	5.66%	3.07%
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
Net periodic pension/benefit cost (years ended)
Discount rate[2]	5.67	3.05	2.92	5.66	3.07	2.83
Expected return on plan assets[3]	7.25	7.25	7.25	7.25	7.25	7.25
Rate of compensation increase[4]	3.5	3.5	3.5	NA	NA	NA
NA  Not applicable
1     HEI and the Utilities pension benefits discount rate only at December 31, 2023, 2022 and 2021. ASB’s pension benefits discount rate at December 31, 2023, 2022 and 2021 was 5.39%, 5.63% and 3.04%, respectively. All other disclosed rates apply to the Company and the Utilities.
2     ASB’s pension benefits discount rate for the year ended December 31, 2023, 2022 and 2021 was 5.63%, 3.04% and 2.76%. All other disclosed rates apply to the Company and the Utilities.
3     HEI and the Utilities’ plan assets only (gross return). For 2023, 2022 and 2021, ASB’s expected return on plan assets was 5.83%, 3.24% and 2.96%, respectively.
4     HEI and the Utilities use a graded rate of compensation increase assumption based on age. The rate provided above is an average across all future years of service for the current population. NA for ASB.
The Company and the Utilities based their selection of an assumed discount rate for 2024 NPPC and NPBC and December 31, 2023 disclosure on a cash flow matching analysis that utilized bond information provided by Bloomberg for all non-callable, high quality bonds (generally rated Aa or better) as of December 31, 2023. In selecting the expected rate of return on plan assets for 2024 NPPC and NPBC: a) HEI and the Utilities considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the Plans’ asset allocations, industry and corporate surveys and the past performance of the plans’ assets in selecting 7.25% and b) ASB considered its liability-driven investment strategy in selecting 5.59%, which is consistent with the assumed discount rate as of December 31, 2023 with a 20 basis point active manager premium. For 2023, retirement benefit plans’ assets of the Company had a net gain of 14.9% and the Utilities had a net gain of 15.2%.
As of December 31, 2023, the assumed health care trend rates for 2024 and future years were as follows: medical, 6.25%, grading down to 5% for 2029 and thereafter; dental, 5%; and vision, 4%. As of December 31, 2022, the assumed health care trend rates for 2023 and future years were as follows: medical, 6.50%, grading down to 5% for 2029 and thereafter; dental, 5%; and vision, 4%.
The components of NPPC and NPBC were as follows:

	Pension benefits			Other benefits
(in thousands)	2023	2022	2021	2023	2022	2021
HEI consolidated
Service cost	$45,578	$78,173	$81,432	$1,430	$2,580	$2,827
Interest cost	103,000	80,062	75,361	8,520	6,502	6,122
Expected return on plan assets	(140,824)	(141,266)	(132,223)	(13,648)	(13,621)	(12,957)
Amortization of net prior service gain	—	—	—	(875)	(928)	(1,533)
Amortization of net actuarial losses (gains)	669	27,412	27,245	(1,888)	(12)	203
Net periodic pension/benefit cost	8,423	44,381	51,815	(6,461)	(5,479)	(5,338)
Impact of PUC D&Os	71,905	37,148	27,963	5,846	4,966	4,839
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$80,328	$81,529	$79,778	$(615)	$(513)	$(499)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension benefits			Other benefits
(in thousands)	2023	2022	2021	2023	2022	2021
Hawaiian Electric consolidated
Service cost	$44,143	$75,845	$79,463	$1,415	$2,554	$2,802
Interest cost	95,351	74,363	70,235	8,143	6,227	5,875
Expected return on plan assets	(131,962)	(133,873)	(125,404)	(13,442)	(13,381)	(12,755)
Amortization of net prior service gain	—	—	—	(872)	(925)	(1,530)
Amortization of net actuarial losses (gains)	28	26,358	27,534	(1,827)	—	206
Net periodic pension/benefit cost	7,560	42,693	51,828	(6,583)	(5,525)	(5,402)
Impact of PUC D&Os	71,905	37,148	27,963	5,846	4,966	4,839
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$79,465	$79,841	$79,791	$(737)	$(559)	$(563)
The Company recorded pension expense of $43 million, $47 million, $47 million in 2023, 2022 and 2021, respectively, and OPEB income of $(0.1) million in 2023, 2022 and 2021 and charged the remaining amounts primarily to electric utility plant. The Utilities recorded pension expense of $42 million, $45 million and $47 million, respectively, and OPEB income of $(0.3) million, $(0.1) million and $(0.2) million in 2023, 2022 and 2021, respectively, and charged the remaining amounts primarily to electric utility plant.
Additional information on the defined benefit pension plans’ accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), and pension plans with ABOs and PBOs in excess of plan assets were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2023	2022	2023	2022
(in billions)
Defined benefit plans - ABOs	$1.8	$1.7	$1.7	$1.5
Defined benefit plans with PBOs in excess of plan assets
PBOs	2.0	1.8	1.9	1.7
Fair value of plan assets	1.9	1.7	1.8	1.7
HEI consolidated. The Company estimates that the cash funding for the qualified defined benefit pension plans in 2024 will be $8 million, which will fully satisfy the ERISA minimum required contribution, the requirements of the Utilities’ pension tracking mechanisms and the Plan’s funding policy. The Company’s current estimate of contributions to its other postretirement benefit plans in 2024 is nil.
As of December 31, 2023, the benefits expected to be paid under all retirement benefit plans in 2024, 2025, 2026, 2027, 2028 and 2029 through 2033 amount to $113 million, $117 million, $121 million, $124 million, $128 million and $690 million, respectively.
Hawaiian Electric consolidated. The Utilities estimate that the cash funding for the qualified defined benefit pension plan in 2024 will be $8 million, which will fully satisfy the ERISA minimum required contribution, the requirements of the pension tracking mechanisms and the Plan’s funding policy. The Utilities’ current estimate of contributions to its other postretirement benefit plans in 2024 is nil.
As of December 31, 2023, the benefits expected to be paid under all retirement benefit plans in 2024, 2025, 2026, 2027, 2028 and 2029 through 2033 amounted to $103 million, $107 million, $110 million, $114 million, $117 million and $635 million, respectively.
Defined contribution plans information.  For 2023, 2022 and 2021, the Company’s expense for its defined contribution plans under the HEIRSP and the ASB 401(k) Plan was $9 million, $9 million and $6 million, respectively; and its cash contributions were $10 million, $7 million and $6 million, respectively. Included in the 2023 and 2022 amounts are non-elective employer contributions for the Utilities and HEI employees first hired on or after January 1, 2022, equal to 10% of those new employees’ annual compensation. For 2023, 2022 and 2021 the Utilities’ expense and cash contributions for its defined contribution plan under the HEIRSP was $6 million, $4 million and $3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12 · Share-based compensation
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
As of December 31, 2023, approximately 2.7 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.5 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Restricted stock units awarded under the EIP in 2023, 2022, 2021 and 2020 will vest and be issued in unrestricted stock in three (2023, 2022 and 2021) or four (2020) equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become vested for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividend equivalent rights are accrued and are paid at the end of the restriction period when the associated restricted stock units vest.
Stock performance awards granted under the 2023-25, 2022-24 and 2021-23 long-term incentive plans (LTIP) entitle the grantee to shares of common stock with dividend equivalent rights once service conditions and performance conditions are satisfied at the end of the three-year performance period. LTIP awards are forfeited for terminations of employment during the performance period, except that pro-rata participation is provided for terminations due to death, disability and retirement based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the stock performance awards portion of the LTIP has been recognized in accordance with the fair-value-based measurement method of accounting for performance shares.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of December 31, 2023, there were 168,177 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

(in millions)	2023	2022	2021
HEI consolidated
Share-based compensation expense[1]	$10.5	$10.4	$9.1
Income tax benefit	2.2	2.1	1.4
Hawaiian Electric consolidated
Share-based compensation expense[1]	3.3	3.0	2.7
Income tax benefit	0.8	0.7	0.6
1For 2023, 2022 and 2021, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

(dollars in millions)	2023	2022	2021
Shares granted	40,450	35,720	29,816
Fair value	$1.5	$1.5	$1.3
Income tax benefit	0.4	0.4	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2023		2022		2021
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	182,528	$39.75	233,448	$38.10	193,939	$40.89
Granted	100,088	42.41	98,463	41.31	137,582	34.66
Vested	(84,794)	39.41	(96,282)	37.75	(79,623)	38.51
Forfeited	(8,798)	41.63	(53,101)	39.01	(18,450)	39.92
Outstanding, December 31	189,024	$41.23	182,528	$39.75	233,448	$38.10
Total weighted-average grant-date fair value of shares granted (in millions)	$4.2		$4.1		$4.8
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2023, 2022 and 2021, total restricted stock units and related dividends that vested had a fair value of $3.7 million, $4.2 million and $3.0 million, respectively, and the related tax benefits were $0.8 million, $0.6 million and $0.6 million, respectively.
As of December 31, 2023, there was $4.1 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.8 years.
Long-term incentive plan payable in stock.  The 2021-23, 2022-24 and 2023-25 LTIPs provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Peer Group (Edison Electric Institute Index (EEI Index) for the 2021-23 and 2022-24 performance periods, and compared to the Company's compensation peer group consisting of companies in the EEI Index and approved by the Company's Compensation and Human Capital Management Committee for the 2023-25 performance period), in each case over the relevant three-year period. The other performance condition goals relate to EPS growth, cumulative EPS, return on average common equity (ROACE), renewable portfolio standards, carbon emissions reduction, Hawaiian Electric’s net income growth, ASB’s efficiency ratio and strategic initiatives and Pacific Current’s EBITDA growth and return on average invested capital.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	2023		2022		2021
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	71,574	$47.67	90,974	$42.86	89,222	$42.10
Granted	27,123	55.98	26,469	54.92	46,024	41.12
Vested (issued or unissued and cancelled)	(18,691)	48.62	(29,042)	41.07	(32,355)	38.20
Forfeited	(3,529)	53.72	(16,827)	44.45	(11,917)	43.07
Outstanding, December 31	76,477	$50.11	71,574	$47.67	90,974	$42.86
Total weighted-average grant-date fair value of shares granted (in millions)	$1.5		$1.5		$1.9
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2023	2022	2021
Risk-free interest rate	4.19%	1.71%	0.19%
Expected life in years	3	3	3
Expected volatility	33.1%	31.0%	29.9%
Range of expected volatility for Peer Group	28.7% to 38.8%	25.4% to 76.7%	25.6% to 102.9%
Grant date fair value (per share)	$55.98	$54.92	$41.12
There were no share-based LTIP awards linked to TSR with a vesting date in 2023. For 2022 and 2021, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and $0.8 million, respectively, and the related tax benefits were $0.1 million and $0.2 million, respectively.
As of December 31, 2023, there was $1.3 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.5 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2023		2022		2021
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	309,589	$39.50	306,342	$38.42	220,715	$41.03
Granted	108,499	42.41	105,860	41.31	184,102	34.37
Vested	(62,778)	48.07	(71,807)	37.68	(43,155)	34.12
Increase above target (cancelled)	(13,153)	36.59	36,505	35.75	(7,646)	39.06
Forfeited	(15,072)	42.19	(67,311)	37.35	(47,674)	38.74
Outstanding, December 31	327,085	$39.44	309,589	$39.50	306,342	$38.42
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$4.6		$4.4		$6.3
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2023, 2022 and 2021, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $2.9 million, $3.2 million and $1.7 million, respectively, and the related tax benefits were $0.6 million, $0.4 million and $0.4 million, respectively.
As of December 31, 2023, there was $4.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13 · Income taxes
The components of income taxes attributable to net income for common stock were as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2023	2022	2021	2023	2022	2021
(in thousands)
Federal
Current	$30,909	$77,595	$51,455	$40,365	$75,118	$42,794
Deferred	1,072	(37,410)	(11,689)	(3,444)	(39,646)	(12,109)
Deferred tax credits, net*	52	4,031	4,611	22	137	302
	32,033	44,216	44,377	36,943	35,609	30,987
State
Current	8,344	11,981	12,119	9,367	15,780	4,861
Deferred	4,196	4,914	6,290	4,883	(1,769)	8,279
Deferred tax credits, net*	—	56	21	—	56	21
	12,540	16,951	18,430	14,250	14,067	13,161
Total	$44,573	$61,167	$62,807	$51,193	$49,676	$44,148
*     In 2022 and 2021, primarily represents federal tax credits related to Mauo’s solar-plus-storage project, deferred and amortized starting in 2022 and 2021, respectively.
A reconciliation of the amount of income taxes computed at the federal statutory rate to the amount provided in the consolidated statements of income was as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2023	2022	2021	2023	2022	2021
(in thousands)
Amount at the federal statutory income tax rate	$51,597	$63,881	$65,281	$51,899	$50,526	$46,995
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	10,827	14,438	15,735	11,097	11,026	10,323
Net deferred tax asset (liability) adjustment related to the Tax Act	(7,316)	(9,886)	(9,886)	(7,316)	(9,886)	(9,886)
Tax credits, net	(4,070)	(1,297)	(4,473)	(2,251)	(397)	(2,203)
Other, net	(6,465)	(5,969)	(3,850)	(2,236)	(1,593)	(1,081)
Total	$44,573	$61,167	$62,807	$51,193	$49,676	$44,148
Effective income tax rate (%)	18.1	20.1	20.2	20.7	20.6	19.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of book and tax basis differences that give rise to deferred tax assets and liabilities were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2023	2022	2023	2022
(in thousands)
Deferred tax assets
Regulatory liabilities, excluding amounts attributable to property, plant and equipment	$78,884	$82,488	$78,884	$82,488
Lease liabilities	113,968	45,016	107,409	37,472
Retirement benefits	23,502	7,692	23,247	6,852
Revenue taxes	49,522	51,392	49,522	51,392
Allowance for bad debts	22,942	22,734	1,646	2,195
Available-for-sale investments	103,587	120,405	—	—
Other[1]	40,051	39,399	19,171	20,287
Total deferred tax assets	432,456	369,126	279,879	200,686
Deferred tax liabilities
Property, plant and equipment related	533,286	511,832	513,064	497,929
Lease right-of-use assets	113,498	44,461	107,409	37,472
Regulatory assets, excluding amounts attributable to property, plant and equipment	21,872	22,183	21,872	22,183
Retirement benefits	—	—	—	—
Other	61,754	53,112	36,535	27,532
Total deferred tax liabilities	730,410	631,588	678,880	585,116
Net deferred income tax liability	$297,954	$262,462	$399,001	$384,430
1     As of December 31, 2023, HEI consolidated has deferred tax assets of $6.0 million relating to the benefit of state tax credit carryforwards of $8.1 million. These state tax credit carryforwards primarily relate to the West Loch PV project and low income housing investments that do not expire. The Company concluded that as of December 31, 2023, a valuation allowance is not required.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not the Company and the Utilities will realize substantially all of the benefits of the deferred tax assets. As of December 31, 2023 and 2022, valuation allowances for deferred tax benefits were nil. The Utilities are included in the consolidated federal and Hawaii income tax returns of HEI and are subject to the provisions of HEI’s tax sharing agreement, which determines each subsidiary’s (or subgroup’s) income tax return liabilities and refunds on a standalone basis as if it filed a separate return (or subgroup consolidated return).
The following is a reconciliation of the Company’s liability for unrecognized tax benefits for 2023, 2022 and 2021.

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2023	2022	2021	2023	2022	2021
Unrecognized tax benefits, January 1	$30.6	$17.1	$12.7	$11.7	$11.6	$12.7
Additions based on tax positions taken during the year	0.5	19.0	2.8	0.3	0.1	0.3
Reductions based on tax positions taken during the year	—	(3.5)	(0.5)	—	—	—
Additions for tax positions of prior years	3.8	0.6	7.6	3.7	0.2	0.2
Reductions for tax positions of prior years	(7.2)	(2.6)	(5.5)	(0.1)	(0.2)	(1.6)
Lapses of statute of limitations	—	—	—	—	—	—
Settlement	—	—	—	—	—	—
Unrecognized tax benefits, December 31	$27.7	$30.6	$17.1	$15.6	$11.7	$11.6
The Internal Revenue Service began its examination of the Company’s U.S. income tax returns for 2017 and 2018 in the third quarter of 2020. The Company and the Utilities anticipate completing the examination by the end of 2024. At December 31, 2023, the Company and the Utilities believe that it is reasonably possible that there will be a decrease of up to $1.8 million in unrecognized tax benefits related to the reversal of temporary differences, due to the completion of the examination. In addition, the Company believes that it is reasonably possible that there will be a decrease of up to $1.3 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
related the reversal of temporary differences due to the lapsing of the statute of limitations. The Company’s and the Utilities’ estimate of the unrecognized tax benefits related to the tax credit claims under examination range from nil to $10 million. Of this amount, the Utilities expect that a portion of the recognized tax credit will be returned to ratepayers. At December 31, 2022, the amount was not material.
At December 31, 2023 and 2022, there were $13.8 million and $10.2 million of unrecognized tax benefits, respectively, that, if recognized, would affect the Company’s and Utilities’ annual effective tax rate.
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
HEI consolidated. The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense-other than on deposit liabilities and other bank borrowings” and penalties, if any, in operating expenses. In 2023, 2022 and 2021, the Company recognized approximately $1.3 million, $0.4 million and $0.2 million, respectively, in interest expense. The Company had $1.9 million and $0.6 million of interest accrued as of December 31, 2023 and 2022, respectively.
Hawaiian Electric consolidated. The Utilities recognize interest accrued related to unrecognized tax benefits in “Interest expense and other charges, net” and penalties, if any, in operating expenses. In each of 2023, 2022 and 2021, the Utilities recognized approximately $0.1 million in interest expense. The Utilities had $0.4 million and $0.2 million of interest accrued as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, the disclosures above present the Company’s and the Utilities’ accruals for potential tax liabilities, which involve management’s judgment regarding the likelihood of the benefits being sustained under governmental review.
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
The IRA also creates new tax credits and enhances others to stimulate investment in renewable energy sources. Certain provisions of the IRA became effective in tax year 2023. The Company is exploring clean energy tax incentives included in the IRA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14 · Cash flows

Years ended December 31	2023	2022	2021
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$170	$106	$98
Income taxes paid (net of refundable credits)	28	41	41
Income taxes refunded (including refundable credits)	1	2	7
Hawaiian Electric consolidated
Interest paid to non-affiliates, net of amounts capitalized	74	69	71
Income taxes paid (net of refundable credits)	39	67	45
Income taxes refunded (including refundable credits)	2	—	5
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment-Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	43	68	48
Common stock dividends reinvested in HEI common stock (financing) [1]	5	—	—
Loans transferred from held for investment to held for sale (investing)	106	—	61
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	—	—	3
Transfer of retail repurchase agreements to deposit liabilities (financing)	98	—	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	1	51	44
Property, plant, equipment and other assets received in exchange for the assumption of debt associated with a business acquisition (investing)	—	68	—
Debt, lease liabilities and other liabilities assumed in business acquisition (financing)	—	68	—
Common stock issued (gross) for director and executive/management compensation (financing)[1]	8	10	7
Obligations to fund low income housing investments, net (investing)	18	9	36
Transfer of securities from available for sale to held to maturities (investing)	—	755	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment-Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	42	64	43
Right-of-use assets obtained in exchange for operating lease obligations (investing)	—	44	44
HEI Consolidated and Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	21	14	8
Increase related to an acquisition (investing)	—	15	—
Right-of-use assets obtained in exchange for finance lease obligations (financing)	294	48	—
1 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 · Regulatory restrictions on net assets
The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of the total capitalization of the electric utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2023, the consolidated common stock equity of HEI’s electric utility subsidiaries was 51% of their total capitalization (as calculated for purposes of the PUC Agreement, which total capitalization includes finance lease liabilities). As of December 31, 2023, Hawaiian Electric and its subsidiaries had common stock equity of $2.4 billion of which approximately $1.2 billion was not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval.
The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB’s capital and would improve ASB’s financial condition, ASB is prohibited from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. As of December 31, 2023, ASB had in excess of approximately $210 million of net assets over the required “well-capitalized” position. Prior to making any capital distribution (including dividends) to HEI (through ASB Hawaii), ASB evaluates its level of business model risk, credit outlook, current and forecasted liquidity and expected balance sheet growth to determine if a distribution is warranted. All capital distributions (including dividends) to HEI (through ASB Hawaii) are reviewed and approved by the OCC and FRB prior to distribution. Generally, the FRB and OCC may disapprove or deny ASB’s request to make a capital distribution if the proposed distribution will cause ASB to become undercapitalized, or the proposed distribution raises safety and soundness concerns, or the proposed distribution violates a prohibition contained in any statute, regulation or agreement between ASB and the OCC. As of December 31, 2023, ASB did not request a dividend distribution from the OCC and FRB, and will reevaluate its ability to distribute excess capital next quarter.
HEI and its subsidiaries are also subject to debt covenants, preferred stock resolutions and the terms of guarantees that could limit their respective abilities to pay dividends. The Company does not expect that the regulatory and contractual restrictions applicable to HEI and/or its subsidiaries will significantly affect the operations of HEI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16 · Significant group concentrations of credit risk
Most of the Company’s business activity is with customers located in the State of Hawaii.
The Utilities are regulated operating electric public utilities engaged in the generation, purchase, transmission, distribution and sale of electricity on the islands of Oahu, Hawaii, Maui, Lanai and Molokai in the State of Hawaii. The Utilities provide the only electric public utility service on the islands they serve. The Utilities extend credit to customers, all of whom reside or conduct business in the State of Hawaii. See Note 4 for a discussion of the Utilities’ major customers. The Utilities target compensation at market rates, and due to the significant increase in competitive market pay for linemen over the past few years, provided an 11.4% market rate adjustment and a 4% annual incentive effective February 1, 2024. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement. On January 26, 2024, a new three-year contract was ratified and will be in effect from November 1, 2024 through October 31, 2027. The contract provides for a 3% general wage increase in each year of the three-year contract, double time for callouts, and a 1% incentive payment upon achievement of specified objectives.
Most of ASB’s financial instruments are based in the State of Hawaii, except for the investment securities it owns. Substantially all real estate loans are collateralized by real estate in Hawaii. ASB’s policy is to require mortgage insurance on all real estate loans with a loan to appraised value ratio in excess of 80% at origination.
Pacific Current’s investments are in projects located in the State of Hawaii since its strategy is focused on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii.

Note 17 · Fair value measurements
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
Other borrowings. For advances, repurchase agreements and other bank borrowings, fair value is estimated using quantitative discounted cash flow models that require the use of interest rate inputs that are currently offered for advances, repurchase agreements and other bank borrowings of similar remaining maturities. The majority of market inputs are actively quoted and can be validated through external sources, including broker market transactions and third party pricing services.
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2023
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,136,439	$—	$1,122,081	$14,358	$1,136,439
Held-to-maturity investment securities	1,201,314	—	1,103,668	—	1,103,668
Loans, net	6,121,606	—	15,176	5,723,823	5,738,999
Mortgage servicing rights	8,169	—	—	18,722	18,722
Derivative assets	16,880	—	1,058	—	1,058
Financial liabilities
HEI consolidated
Deposit liabilities	1,063,907	—	1,053,101	—	1,053,101
Other bank borrowings	750,000	—	747,508	—	747,508
Long-term debt, net—other than bank	2,842,429	—	2,133,225	—	2,133,225
Derivative liabilities	28,449	18	303	—	321
Hawaiian Electric consolidated
Long-term debt, net	1,934,277	—	1,385,025	—	1,385,025
December 31, 2022
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,429,667	$—	$1,414,765	$14,902	$1,429,667
Held-to-maturity investment securities	1,251,747	—	1,150,971	—	1,150,971
Loans, net	5,907,514	—	821	5,453,381	5,454,202
Mortgage servicing rights	9,047	—	—	17,646	17,646
Derivative assets	16,220	18	1,330	—	1,348
Financial liabilities
HEI consolidated
Deposit liabilities	611,718	—	597,617	—	597,617
Short-term borrowings—other than bank	172,568	—	172,568	—	172,568
Other bank borrowings	695,120	—	695,095	—	695,095
Long-term debt, net—other than bank	2,384,980	—	2,122,605	—	2,122,605
Derivative liabilities	22,949	—	472	—	472
Hawaiian Electric consolidated
Short-term borrowings	87,967	—	87,967	—	87,967
Long-term debt, net	1,684,816	—	1,487,496	—	1,487,496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

December 31	2023			2022
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,077,168	$—	$—	$1,292,968	$—
U.S. Treasury and federal agency obligations	—	12,010	—	—	81,063	—
Corporate bonds	—	32,903	—	—	40,734	—
Mortgage revenue bonds	—	—	14,358	—	—	14,902
	$—	$1,122,081	$14,358	$—	$1,414,765	$14,902
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$86	$—	$—	$9	$—
Forward commitments (bank segment)[1]	—	—	—	18	—	—
Interest rate swap (Other segment)[2]	—	972	—	—	1,321	—
	$—	$1,058	$—	$18	$1,330	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$18	$—	$—	$—	$—	$—
Interest rate swap (Other segment)[2]	—	303	—	—	472	—
	$18	$303	$—	$—	$472	$—
1 Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2    Derivatives are included in other assets and other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2023 and 2022.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	2023	2022
Mortgage revenue bonds
Balance, January 1	$14,902	$15,427
Principal payments received	(544)	(525)
Purchases	—
Unrealized gain (loss) included in other comprehensive income	—	—
Balance, December 31	$14,358	$14,902
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of December 31, 2023, the weighted average discount rate was 5.67% which was derived by incorporating a credit spread over the one month SOFR. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
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
For 2023 and 2022, there were no adjustments to fair value for ASB’s loans held for sale.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
HEI and Hawaiian Electric: None
ITEM 9A.    CONTROLS AND PROCEDURES
HEI:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Scott W. H. Seu, HEI Chief Executive Officer (CEO), and Scott T. DeGhetto, HEI Chief Financial Officer (CFO), have evaluated the disclosure controls and procedures of HEI as of December 31, 2023. Based on their evaluation, as of December 31, 2023, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hawaiian Electric:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Shelee M. T. Kimura, Hawaiian Electric CEO, and Paul K. Ito, Hawaiian Electric CFO, have evaluated the disclosure controls and procedures of Hawaiian Electric as of December 31, 2023. Based on their evaluation, as of December 31, 2023, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
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
Management conducted an evaluation of the effectiveness of Hawaiian Electric’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that Hawaiian Electric’s internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2023, none of the Company’s directors or officers or the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408(a) of Regulation S-K.
The Company is reporting the following information in lieu of reporting on a Current Report on Form 8-K:
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(e) On February 23, 2024, the Compensation and Human Capital Management Committee of Hawaiian Electric Industries, Inc. (the “Company”) recommended board of director approval of three separate executive severance arrangements that provide benefits for the Company’s executive officers who are employed at each of the Company, Hawaiian Electric Company, Inc. (“Hawaiian Electric”), and American Savings Bank, F.S.B. (“American Savings”) and also recommended approval of a Retention Bonus Agreement between American Savings and Ann Teranishi (the “Retention Agreement”). On February 23, 2024, the Board of Directors of the Company approved the Hawaiian Electric Industries, Inc. Executive Severance Plan (the “HEI Plan”), the Board of Directors of Hawaiian Electric approved the Hawaiian Electric Company, Inc. Executive Severance Plan (the “Hawaiian Electric Plan”) and the Board of Directors of American Savings approved the Executive Severance Board Policy (the “American Savings Policy” and collectively, the “Severance Plans”) and the Retention Agreement. On February 23, 2024, American Savings and Ms. Teranishi each executed the Retention Agreement. The Severance Plans and Retention Agreement are described in more detail below.
The HEI Plan and Hawaiian Electric Plan
The HEI Plan and Hawaiian Electric Plan are substantially the same and provide for the payment of severance and other benefits to eligible executives in the event of a termination of employment by the respective company without cause or by the eligible executive for good reason, with each of cause and good reason as defined in the respective severance plan (each, an “HEI/Hawaiian Electric Qualifying Termination”), in each case in lieu of benefits provided by any other company severance arrangement, provided, however, that if the eligible executive is party to a change in control agreement, the severance plans will not apply to an HEI/Hawaiian Electric Qualifying Termination in the event of a change in control whereby benefits are provided to such eligible executive pursuant to such change in control agreement.
In the event of an HEI/Hawaiian Electric Qualifying Termination and subject to employee confidentiality and non-disparagement obligations and execution of a general release of claims, the HEI Plan and Hawaiian Electric Plan each provide for, as it relates to HEI’s executive officers, the following payments and benefits: (i) a lump sum payment in an amount equal to two times the annualized base salary as of the date of termination for the CEO of the respective company, including currently Scott Seu at HEI and Shelee Kimura at Hawaiian Electric, and one and one-half times for Executive Vice Presidents and Senior Vice Presidents, including currently Scott DeGhetto and Kurt Murao at HEI, (ii) a lump sum payment in an amount equal to the eligible employee’s pro-rata annual target bonus for the year of termination, (iii) accelerated pro-rata vesting of long-term equity or cash awards, with performance-based awards vesting at target, (iv) payment of the employer portion of any COBRA premium for a period of twenty-four months for Mr. Seu and Ms. Kimura and eighteen months for Messrs. DeGhetto and Murao, and (v) outplacement services for six months in an amount not to exceed $10,000.
American Savings Policy
The American Savings Policy provides for the payment of severance and other benefits to eligible executives in the event of a termination of employment by American Savings without cause or, in the event of a change in control of American Savings, by American Savings without cause or by the eligible executives for good reason, with each of cause and good reason as defined in the American Savings Policy (each, an “ASB Qualifying Termination”). In the event of an ASB Qualifying Termination, the American Savings Policy provides the CEO of American Savings, currently Ann Teranishi, the following payments and benefits: (i) a lump sum payment in an amount equal to one and one-half times the highest annual base salary paid during the three years preceding the date of termination, (ii) continued participation in the company’s health benefit plans for a period of eighteen months, and (iii) in the case of an ASB Qualifying Termination within two years of the date of a change in control, accelerated vesting of restricted stock and restricted cash awards, provided that, where it is applicable, Ms. Teranishi’s existing change in control agreement will govern the applicable severance benefits in lieu of those provided under the American Savings Policy.
Retention Agreement
The Retention Agreement provides that Ms. Teranishi shall receive retention bonus payments totaling one and one-half times Ms. Teranishi’s base salary as of January 1, 2024 (“Retention Bonus”) paid in five equal installments every six months beginning on March 15, 2024, subject to Ms. Teranishi continuing employment in good standing through each respective payment date, provided that if Ms. Teranishi’s employment is terminated (i) by American Savings for any reason other than for cause or (ii) following a change in control, other than (A) by American Savings for cause, (B) by reason of death or disability, or (C) by Ms. Teranishi without good reason (each as defined in the Retention Agreement), all outstanding Retention Bonus payments will be accelerated and paid as soon as practicable following the date of termination. In addition, in the event that Ms. Teranishi’s employment is involuntarily terminated without cause or she resigns for good reason, Ms. Teranishi will be awarded the benefits for which she is eligible under the American Savings Policy in accordance with the terms of that policy.
The foregoing descriptions of the Severance Plans and Retention Agreement are qualified in their entirety by the full terms of the HEI Plan, Hawaiian Electric Plan, American Savings Policy and Retention Agreement, copies of which are attached to this Form 10-K as Exhibit 10.19, Exhibit 10.20, Exhibit 10.21 and Exhibit 10.22, respectively, and incorporated herein by reference.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
HEI and Hawaiian Electric: None

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
HEI:
Information regarding HEI’s executive officers is provided in the “Information about our Executive Officers” section following Item 4 of this report.
The remaining information required by this Item 10 for HEI is incorporated herein by reference to the following sections in HEI’s 2024 Proxy Statement:
•“Director Nominees for Election”
•“Continuing Directors”
•“Committees of the Board” (portions regarding whether HEI has an audit & risk committee and identifying its members; no other portion of the Committees of the Board section is incorporated herein by reference)
•“Audit & Risk Committee Report” (portion identifying audit & risk committee financial experts who serve on the HEI Audit & Risk Committee only; no other portion of the Audit & Risk Committee Report is incorporated herein by reference)

Family relationships; director arrangements
There are no family relationships between any HEI director or director nominee and any other HEI director or director nominee or any HEI executive officer. There are no arrangements or understandings between any HEI director or director nominee and any other person pursuant to which such director or director nominee was selected. Information required to be reported under this caption is incorporated herein by reference to the “Other relationships and related person transactions” section in HEI’s 2024 Proxy Statement.
Delinquent Section 16(a) reports
Information required to be reported under this caption is incorporated herein by reference to the “Delinquent Section 16(a) Reports” section in HEI’s 2024 Proxy Statement.
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
ITEM 11.    EXECUTIVE COMPENSATION
HEI:
The information required by this Item 11 for HEI is incorporated herein by reference to the information relating to executive and director compensation in HEI’s 2024 Proxy Statement.
Hawaiian Electric:
The information required by this Item 11 for Hawaiian Electric is incorporated herein by reference to:
•Pages 7 to 34 of Hawaiian Electric Exhibit 99.1 to this Form 10-K;
•The discussion of “2022-24 Long-Term Incentive Plan” at pages 18 to 19 of Hawaiian Electric’s Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2022; and
•Information concerning compensation paid to directors of Hawaiian Electric who are also directors of HEI under the section of HEI’s 2024 Proxy Statement entitled, “Director Compensation.”
COMPENSATION & HUMAN CAPITAL MANAGEMENT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
HEI:
The information required to be reported under this caption for HEI is incorporated herein by reference to the “Compensation & Human Capital Management Interlocks and Insider Participation” section in HEI’s 2024 Proxy Statement.
Hawaiian Electric:
The information required to be reported under this caption for Hawaiian Electric is incorporated herein by reference to page 23 of Hawaiian Electric Exhibit 99.1.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
HEI:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by this Item 12 for HEI is incorporated herein by reference to the “Stock Ownership Information-Security Ownership of Certain Beneficial Owners” section in HEI’s 2024 Proxy Statement.
Equity Compensation Plan Information
Information as of December 31, 2023 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	536,151	$—	2,288,689
Equity compensation plans not approved by shareholders	—	—	—
Total	536,151	$—	2,288,689
(1)This column includes the number of shares of HEI Common Stock which may be issued under the HEI 2010 Equity and Incentive Plan, as amended (EIP) on account of awards outstanding as of December 31, 2023, including:

EIP
132,369	Restricted stock units plus estimated compounded dividend equivalents (if applicable)*
403,782	Shares to be issued in February 2024, 2025 and 2026 under the 2021-23, 2022-24 and 2023-25 LTIPs, respectively, plus compounded dividend equivalents**
536,151
*    Under the EIP as of December 31, 2023, RSUs count as one share against shares available for issuance less estimated shares withheld for taxes under net share settlement, which again become available for the issuance of new shares on a one-to-one basis.
**    For shares to be issued in February 2025 and 2026 under the 2022-24 and 2023-25 LTIPs, respectively, the number of shares to be issued assumes that applicable performance goals are achieved and shares are issued at maximum levels, reduced by the estimated number of shares withheld for taxes.
(2)This represents the number of shares available as of December 31, 2023 for future awards, including 2,120,512 shares available for future awards under the EIP and 168,177 shares available for future awards under the 2011 Nonemployee Director Plan.
Hawaiian Electric:
The information required by this Item 12 for Hawaiian Electric is incorporated herein by reference to pages 34 to 35 of Hawaiian Electric Exhibit 99.1.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HEI:
The information required by this Item 13 for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in HEI’s 2024 Proxy Statement.
Hawaiian Electric:
The information required by this Item 13 for Hawaiian Electric is incorporated herein by reference to pages 35 to 36 of Hawaiian Electric Exhibit 99.1.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
HEI:
The information required by this Item 14 for HEI is incorporated herein by reference to the relevant information in the Audit & Risk Committee Report in HEI’s 2024 Proxy Statement (but no other part of the “Audit & Risk Committee Report” is incorporated herein by reference).
Hawaiian Electric:
The information required by this Item 14 for Hawaiian Electric is incorporated herein by reference to page 37 of Hawaiian Electric Exhibit 99.1.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021	198-200	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2023, 2022 and 2021	202	202
NA Not applicable.
Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the Consolidated Financial Statements.
ITEM 16.    FORM 10-K SUMMARY
HEI and Hawaiian Electric: None

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31	2023	2022
(dollars in thousands)
Assets
Cash and cash equivalents	$136,510	$611
Restricted cash	6,216	—
Accounts receivable	9,374	946
Notes receivable from subsidiaries	4,821	1,140
Property, plant and equipment, net	1,495	1,877
Deferred income tax assets	9,889	12,107
Other assets and intercompany receivables	22,942	17,695
Investments in subsidiaries, at equity	3,025,086	2,894,856
Total assets	$3,216,333	$2,929,232
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$8,272	$797
Interest payable	3,397	1,554
Commercial paper	—	49,683
Short-term debt, net	—	34,918
Long-term debt, net	782,005	557,874
Retirement benefits liability	21,876	21,983
Other	55,942	59,924
Total liabilities	871,492	726,733
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 110,151,798 shares and 109,470,795 shares at December 31, 2023 and 2022, respectively	1,707,471	1,692,697
Retained earnings	926,720	845,830
Accumulated other comprehensive loss, net of tax benefits	(289,350)	(336,028)
Total shareholders’ equity	2,344,841	2,202,499
Total liabilities and shareholders’ equity	$3,216,333	$2,929,232

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

Years ended December 31	2023	2022	2021
(in thousands)
Revenues	$268	$320	$105
Equity in net income of subsidiaries	239,532	273,076	278,743
Expenses
Operating, administrative and general	22,962	20,850	24,006
Depreciation of property, plant and equipment	402	399	414
Taxes, other than income taxes	864	732	514
Total expenses	24,228	21,981	24,934
Operating income	215,572	251,415	253,914
Retirement defined benefits credit (expense)—other than service costs	289	147	(114)
Interest expense	32,630	21,997	18,444
Interest income	(2,651)	—	—
Income before income tax benefits	185,304	229,271	235,584
Income tax benefits	13,934	11,867	10,582
Net income	$199,238	$241,138	$246,166

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Incorporated by reference are HEI and Subsidiaries’ Statements of Consolidated Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity in Part II, Item 8.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2023	2022	2021
(in thousands)
Net cash provided by operating activities	$131,873	$167,150	$154,151
Cash flows from investing activities
Increase in note receivable from subsidiary	(3,542)	(1,140)	—
Capital expenditures	(21)	(224)	(10)
Investments in subsidiaries	(12,246)	(50,629)	(76,232)
Other	610	1,662	180
Net cash used in investing activities	(15,199)	(50,331)	(76,062)
Cash flows from financing activities
Net decrease in short-term borrowings with original maturities of three months or less	(49,683)	(4,315)	(10,493)
Proceeds from issuance of short-term debt	65,000	35,000	—
Repayment of short-term debt	(100,000)	—	(15,000)
Proceeds from issuance of long-term debt	100,000	160,000	150,000
Repayment of long-term debt	(50,000)	(150,000)	(50,000)
Proceeds from issuance of revolving credit facility	175,000	—	—
Withheld shares for employee taxes on vested share-based compensation	(2,371)	(3,165)	(2,006)
Net proceeds from issuance of common stock	1,223	—	—
Common stock dividends	(112,957)	(153,229)	(148,643)
Other	(771)	(978)	(1,767)
Net cash provided by (used in) financing activities	25,441	(116,687)	(77,909)
Net increase in cash and equivalents	142,115	132	180
Cash, cash equivalents and restricted cash, January 1	611	479	299
Cash, cash equivalents and restricted cash December 31	142,726	611	479
Less: restricted cash	(6,216)	—	—
Cash and cash equivalents December 31	$136,510	$611	$479

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
Long-term debt
The components of long-term debt, net, were as follows:

December 31	2023	2022
(dollars in thousands)
HEI 3.99% senior notes, paid in 2023	$—	$50,000
HEI 4.58% senior notes, due 2025	50,000	50,000
HEI 4.72% senior notes, due 2028	100,000	100,000
HEI 2.82% senior notes, due 2028	24,000	24,000
HEI 2.48% senior notes, due 2028	30,000	30,000
HEI 6.04% senior notes, due 2028	39,000	—
HEI 2.98% senior notes, due 2030	50,000	50,000
HEI 3.15% senior notes, due 2031	51,000	51,000
HEI 2.78% senior notes, due 2031	25,000	25,000
HEI 2.98% senior notes, due 2032	30,000	30,000
HEI 5.43% senior notes, due 2032	75,000	75,000
HEI 6.10% senior notes, due 2033	61,000	—
HEI 5.43% senior notes, due 2034	35,000	35,000
HEI 3.74% senior notes, due 2051	20,000	20,000
HEI 3.94% senior notes, due 2052	20,000	20,000
HEI revolving credit facility SOFR + 1.80% due 2026 to 2027[1]	175,000	—
Less unamortized debt issuance costs	(2,995)	(2,126)
Long-term debt, net	$782,005	$557,874
1     As of December 31, 2023, the interest rate is based on term SOFR plus the applicable margin of 1.75%, reduced by a 0.05% sustainability margin adjustment, plus an additional 0.10% spread adjustment; the weighted-average interest rate was 7.19%..
The aggregate payments of principal required within five years after December 31, 2023 on long-term debt are nil in 2024, $50 million in 2025, $18 million in 2026, $157 million in 2027, $193 million for 2028, and $367 million thereafter.
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
Dividends from HEI subsidiaries
In 2023, 2022 and 2021, cash dividends received from subsidiaries were $168 million, $168 million and $172 million, respectively.
Supplemental disclosures of noncash activities
In 2023, 2022 and 2021, $2.3 million, $1.9 million and $2.1 million, respectively, of HEI accounts receivable from ASB Hawaii were reduced with a corresponding reduction in HEI notes payable to ASB Hawaii in noncash transactions.
In 2023, 2022 and 2021, $2.3 million, $1.9 million and $2.1 million, respectively, were contributed as equity by HEI into ASB Hawaii with a corresponding increase in HEI notes payable to ASB Hawaii in noncash transactions.

Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions was $5.4 million for 2023 and nil for 2022 and 2021. HEI satisfied the share purchase requirements of the DRIP in 2023, 2022 and 2021 through open market purchases of its common stock rather than new issuances.

Hawaiian Electric Industries, Inc. and subsidiaries
and Hawaiian Electric Company, Inc. and subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2023, 2022 and 2021

Col. A	Col. B	Col. C			Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
2023
Allowance for uncollectible accounts – electric utility	$6,111	$8,161	$(665)	(a)	$9,047	(b)	$4,560
2022
Allowance for uncollectible accounts – electric utility	$26,100	$6,028	$(14,626)	(a)	$11,391	(b)	$6,111
2021
Allowance for uncollectible accounts – electric utility	$17,809	$4,183	$11,795	(a)	$7,687	(b)	$26,100
(a)Includes ($2,700) and ($16,200) of recoveries from previous deferred bad debt expense for 2023 and 2022, respectively, and $10,700 of bad debt expenses for 2021, that have been deferred to regulatory assets pursuant to a PUC order as the recovery is probable. Total deferred bad debt expense of $10,700 in 2021 is net of a $2,000 reversal associated with customer bill credits to be provided under the Utilities’ bill forgiveness program.
(b)Bad debts charged off.

(a)(3) and (b) Exhibits
The exhibits listed for HEI and Hawaiian Electric are listed in the index under the headings “HEI” and “Hawaiian Electric,” respectively, except that the exhibits listed under “Hawaiian Electric” are also exhibits for HEI.
EXHIBIT INDEX
The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
HEI:
3(i)	HEI’s Amended and Restated Articles of Incorporation effective June 2, 2020.	10-Q	1-8503	3.1	8/6/20
3(ii)	HEI’s Amended and Restated Bylaws effective November 3, 2022.	8-K	1-8503	3	11/7/22
4	Description of HEI Common Stock	10-K	1-8503	4	2/28/20
4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries.	10-Q	1-8503	4.1	5/9/22
4.2	Hawaiian Electric Industries Retirement Savings Plan, restatement effective October 6, 2022.	10-Q	1-8503	4	5/9/23
* 4.2(a)	Amendment 2023-1 to the Hawaiian Electric Industries Retirement Savings Plan, restatement effective August 1, 2023.
4.3	Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee	10-Q	1-8503	4	11/8/12
4.3(a)	Letter Amendment effective November 28, 2012 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.6(a)	2/19/13
4.3(b)	Letter Amendment effective October 1, 2014 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/6/14
4.3(c)	First Amendment effective March 1, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	5/6/15
4.3(d)	Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(d)	3/1/18
4.3(e)	Letter Amendment effective August 15, 2017 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/2/17
4.3(f)	Second Amendment effective January 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(f)	3/1/18
4.3(g)	Letter of Direction effective January 2, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(g)	3/1/18
4.3(h)	Third Amendment effective July 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	8/3/18
4.3(i)	Fourth Amendment effective June 26, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	S-8	333- 232360	4.15	6/26/19
4.3(j)	Letter Amendment effective November 1, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(j)	2/28/20
4.3(k)	Fifth Amendment effective March 1, 2020 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4.2	5/5/20
4.3(l)	Letter Amendment effective October 15, 2021 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4	11/5/21
4.3(m)	Letter Amendment effective November 1, 2022 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/7/22

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	4.3(n)	Letter Amendment effective January 1, 2023 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(n)	2/27/23
	4.4	Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated, effective November 3, 2022.	S-3	333- 268339	4.3	11/14/22
	4.5	American Savings Bank 401(k) Plan, restatement effective January 1, 2013.	10-K	1-8503	4.8	2/19/13
	4.5(a)	Amendment 2013-1 to the American Savings Bank 401(k) Plan, effective January 1, 2014.	10-K	1-8503	4.7(a)	2/23/16
	4.5(b)	Amendment 2019-1 to the American Savings Bank 401(k) Plan, effective as of May 6, 2019.	S-8	333- 232361	4.5	6/26/19
	4.5(c)	Amendment 2020-1 to the American Savings Bank 401(k) Plan, effective as of January 1, 2020.	10-K	1-8503	4.1	2/28/20
	4.5(d)	Amendment 2021-1 to the American Savings Bank 401(k) Plan, executed on of October 4, 2021.	10-K	1-8503	4.6(d)	2/27/23
	4.5(e)	Amendment 2022-1 to the American Savings Bank 401(k) Plan, executed on June 8, 2022.	10-K	1-8503	4.6(e)	2/27/23
	4.5(f)	Amendment 2022-2 to the American Savings Bank 401(k) Plan, executed on December 5, 2022.	10-K	1-8503	4.6(f)	2/27/23
	4.5(g)	Amendment 2023-1 to the American Savings Bank 401(k) Plan, executed on January 12, 2023.	10-K	1-8503	4.6(g)	2/27/23
*	4.5(h)	Amendment 2023-2 to the American Savings Bank 401(k) Plan, executed on December 21, 2023.
	10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982.	10-K	1-8503	10.1	2/28/07
	10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle).	8-K	1-8503	10.2	5/9/22
	10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988.	10-K	1-8503	10.3	5/9/22

HEI Exhibits 10.4 through 10.24 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.18 are also management contracts or compensatory plans or arrangements with Hawaiian Electric participants and HEI Exhibit 10.20 is a management contract or compensatory plan or arrangement with Hawaiian Electric participants.

	10.4	HEI Executive Incentive Compensation Plan amended as of February 4, 2013.	10-K	1-8503	10.4	2/19/13
	10.5	HEI Executives’ Deferred Compensation Plan amended and restated effective January 1, 2019.	10-K	1-8503	10.5	2/28/19
	10.6	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated November 16, 2010.	10-K	1-8503	10.6	2/18/11
	10.7	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated February 14, 2014.	Proxy (DEF 14A)	1-8503	Appendix D	3/25/14
	10.7(a)	Form of Non-Qualified Stock Option Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.4	5/11/10
	10.7(b)	Form of Stock Appreciation Right Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.5	5/11/10
	10.7(c)	Form of Restricted Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.6	5/11/10
	10.7(d)	Form of Performance Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.7	5/11/10
	10.7(e)	Form of Restricted Stock Unit Agreement, pursuant to 2010 Equity and Incentive Plan, as amended and restated February 5, 2021.	10-Q	1-8503	10	5/10/21
	10.8	HEI Long-Term Incentive Plan amended and restated as of February 5, 2021.	10-K	1-8503	10.8	2/26/21
	10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009.	10-Q	1-8503	10.3	11/5/08
	10.9(a)	Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.9(a)	2/27/09
	10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009.	10-K	1-8503	10.10	2/27/09

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau.	10-K	1-8503	10.10(a)	2/27/09
	10.10(b)	Amendment No. 1 dated December 13, 2010 to January 1, 2009 Restatement of HEI Excess Pay Plan.	10-K	1-8503	10.10(c)	2/19/13
	10.11	Form of Change in Control Agreement.	10-K	1-8503	10.11	2/27/09
	10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989.	10-K	1-8503	10.12	5/9/22
	10.13	HEI 2011 Nonemployee Director Stock Plan, as amended effective October 31, 2019.	10-K	1-8503	10.13	2/28/20
	10.14	HEI Non-Employee Directors’ Deferred Compensation Plan.	10-Q	1-8503	10.5	11/5/08
	10.15	Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009.	10-Q	1-8503	10.6	11/5/08
	10.15(a)	Resolution of the Compensation Committee of the Board of Directors of Hawaiian Electric Industries, Inc. Re: Adoption of Amendment No. 1 to January 1, 2009 Restatement of the Executive Death Benefit Plan.	10-Q	1-8503	10.1	11/2/09
	10.16	Amended and Restated Severance Pay Plan for Management Employees of Hawaiian Electric Industries, Inc. and Executive Employees of Affiliates, effective as of April 2, 2018.	10-Q	1-8503	10	8/3/18
	10.17	Hawaiian Electric Industries, Inc. Executives’ Deferred Compensation Plan effective on January 1, 2009.	10-Q	1-8503	10.2	11/5/08
	10.18	Form of Indemnity Agreement (HEI, Hawaiian Electric and ASB with their respective directors and HEI with certain of its senior officers).	10-Q	1-8503	10.1	11/8/12
*	10.19	Hawaiian Electric Industries, Inc. Executive Severance Plan effective February 23, 2024.
*	10.20	Hawaiian Electric Company, Inc. Executive Severance Plan effective February 23, 2024.
*	10.21	American Savings Bank F.S.B. Executive Severance Board Policy effective February 23, 2024.
*	10.22	Retention Bonus Agreement between American Savings Bank F.S.B. and Ann Teranishi dated as of February 23, 2024.
*	10.23	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2024).
	10.24	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan, effective January 1, 2009.	10-Q	1-8503	10.8	11/5/08
	10.24(a)	Amendments to the American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.19(b)	2/27/09
	10.25(a)***
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
			10-Q	1-8503	10.2	8/9/21
	10.25(b)***	Amendment No. 1 dated as of April 21, 2023 to the Third Amended and Restated Credit Agreement, dated as of May 14, 2021.	10-Q	1-8503	10.1	8/7/23
*	21.1	HEI - Subsidiaries of the Registrant.
*	23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
*	31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer).
*	31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Scott T. DeGhetto (HEI Chief Financial Officer).
*	32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.
*	97	Policy Regarding the Recovery of Erroneously Awarded Incentive-Based Compensation.
*	101.INS	XBRL Instance Document.

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
*	101.SCH	XBRL Taxonomy Extension Schema Document.
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Hawaiian Electric:
	3(i).1	Hawaiian Electric’s Certificate of Amendment of Articles of Incorporation.	10-K	1-4955	3.1	3/31/89
	3(i).2	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3.1(b)	3/27/90**
	3(i).3	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3(i).4	3/23/99
	3(i).4	Articles of Amendment amending Article V of Hawaiian Electric’s Amended Articles of Incorporation effective August 6, 2009.	10-Q	1-4955	3(i).4	8/7/09
	3(ii)	Hawaiian Electric’s Amended and Restated Bylaws (as last amended August 6, 2010).	8-K	1-4955	3(ii)	8/9/10
	4	Description of Hawaiian Electric’s Preferred Stock	10-K	1-4955	4	2/28/20
	4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of Hawaiian Electric, Hawaii Electric Light and Maui Electric	10-K	1-4955	4.1	3/19/03
	4.2	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(a)	4/23/12
	4.3	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated September 13, 2012.	8-K	1-4955	4	9/14/12
	4.4	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(a)	10/7/13
	4.5	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(b)	10/7/13
	4.6	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	10-Q	1-4955	4	11/7/13
	4.7	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(a)	10/16/15
	4.8	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(b)	10/16/15
	4.9	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(c)	10/16/15
	4.10	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of December 15, 2016.	8-K	1-4955	4	12/19/16
	10.1(a)	Amended and Restated Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 29, 2021.	10-K	1-4955	10.1(j)	2/25/22
~~*~~	10.1(b)	Letter Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated February 22, 2023.
	10.2(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light,” which is provided in final form as Exhibit 10.6(b)).	10-K	1-4955	10.7	3/27/98
	10.2(b)	Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(a)	3/27/98
	10.2(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(b)	3/23/99

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.2(d)	Notice and acknowledgment under power purchase agreement effective November 24, 2017 by Hamakua Energy, LLC and acknowledged by Hawaii Electric Light.	10-K	1-4955	10.4(d)	3/1/18
	10.3	Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated February 1, 2022 (certain confidential information has been omitted)	10-Q	1-4955	10.1	5/9/22
	10.4	Inter-Island Fuel Transportation Contract between Sause Bros., Inc. and Hawaiian Electric dated August 23, 2021 (certain confidential information has been omitted)	10-K	1-4955	10.6	2/25/22
	10.5(a)***
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
			10-Q	1-4955	10.3	8/9/21
	10.5(b)***	Amendment No. 1 dated as of April 21, 2023 to the Third Amended and Restated Credit Agreement, dated as of May 14, 2021.	10-Q	1-8503	10.2	8/7/23
*	21.2	Hawaiian Electric - Subsidiaries of the Registrant.
*	31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer).
*	31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Paul K. Ito (Hawaiian Electric Chief Financial Officer).
*	32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350.
*	99.1
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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ Scott T. DeGhetto	By	/s/ Paul K. Ito
	Scott T. DeGhetto		Paul K. Ito
	Executive Vice President, Chief Financial Officer		Senior Vice President, Chief Financial Officer
	and Treasurer		and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date:	February 29, 2024	Date:	February 29, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 29, 2024. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Scott W. H. Seu	President & Chief Executive Officer of HEI and
Scott W. H. Seu	Director of HEI
(Principal Executive Officer of HEI)

/s/ Shelee M. T. Kimura	President & Chief Executive Officer of Hawaiian Electric
Shelee M. T. Kimura	and Director of Hawaiian Electric
(Principal Executive Officer of Hawaiian Electric)

/s/ Scott T. DeGhetto	Executive Vice President, Chief Financial Officer and
Scott T. DeGhetto	Treasurer of HEI (Principal Financial Officer of HEI)

/s/ Bruce K. Tamashiro	Controller of HEI
Bruce K. Tamashiro	(Principal Accounting Officer of HEI)

/s/ Paul K. Ito	Senior Vice President, Chief Financial Officer and Treasurer
Paul K. Ito	of Hawaiian Electric (Principal Financial Officer
of Hawaiian Electric)

/s/ Shannon K. Asato	Controller of Hawaiian Electric
Shannon K. Asato	(Principal Accounting Officer of Hawaiian Electric)

/s/ James A. Ajello	Director of Hawaiian Electric
James A. Ajello

Signature	Title

/s/ Celeste A. Connors	Director of HEI
Celeste A. Connors

/s/ Thomas B. Fargo	Chair of the Board of Directors of HEI
Thomas B. Fargo

/s/ Elisia K. Flores	Director of HEI
Elisia K. Flores

/s/ Peggy Y. Fowler	Director of HEI
Peggy Y. Fowler

/s/ Timothy E. Johns	Chair of the Board of Directors of Hawaiian Electric
Timothy E. Johns

/s/ Micah A. Kāne	Director of HEI
Micah A. Kāne

/s/ Mary E. Kipp	Director of Hawaiian Electric
Mary E. Kipp

/s/ Alana Kobayashi Pakkala	Director of Hawaiian Electric
Alana Kobayashi Pakkala

/s/ William James Scilacci, Jr.	Director of HEI
William James Scilacci, Jr.

/s/ Toby B. Taniguchi	Director of Hawaiian Electric
Toby B. Taniguchi