Form 10-Q
period 2024-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2024-05-10
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding May 3, 2024
Hawaiian Electric Industries, Inc. (Without Par Value)	110,302,667	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2024

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2024 and 2023
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2024 and 2023
3		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2024 and December 31, 2023
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three months ended March 31, 2024 and 2023
5		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2024 and 2023
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2024 and 2023
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2024 and 2023
8		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2024 and December 31, 2023
10		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three months ended March 31, 2024 and 2023
11		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2024 and 2023
12		Notes to Condensed Consolidated Financial Statements (unaudited)
59	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
59		HEI consolidated
67		Electric Utility
82		Bank
88	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
89	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
90	Item 1.	Legal Proceedings
90	Item 1A.	Risk Factors
90	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
91	Item 6.	Exhibits
92	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2024
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
Hawaiian Electric
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, Renewable Hawaii, Inc. and HE AR INTER LLC

HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC.

GLOSSARY OF TERMS, continued

Terms	Definitions
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
IRLCs	Interest rate lock commitments
IWSM	Interim Wildfire Safety Measures
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LMI	Low-to-moderate income
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MFD	County of Maui Department of Fire and Public Safety
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MSRs	Mortgage servicing rights
MW	Megawatt/s (as applicable)
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current
Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC, Kaʻaipuaʻa, LLC, Upena, LLC and Mahipapa, LLC

PBR	Performance-based regulation
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSPS	Public Safety Power Shutoff
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	S&P Global Ratings
SBA	Small Business Administration
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIEs	Variable interest entities

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
•high and/or volatile fuel prices, which increases working capital requirements and customer bills, or delivery of adequate fuel by suppliers (including as a result of the Russia-Ukraine war and conflict in the Middle East), which could affect the reliability of utility operations, and the continued availability to the electric utilities of their energy cost recovery clauses (ECRCs);
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
v

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2024	2023
Revenues
Electric utility	$788,578	$830,361
Bank	105,144	93,857
Other	3,436	4,019
Total revenues	897,158	928,237
Expenses
Electric utility	725,223	754,486
Bank	79,612	70,337
Other	15,904	9,896
Total expenses	820,739	834,719
Operating income (loss)
Electric utility	63,355	75,875
Bank	25,532	23,520
Other	(12,468)	(5,877)
Total operating income	76,419	93,518
Retirement defined benefits credit—other than service costs	1,282	1,152
Interest expense, net—other than on deposit liabilities and other bank borrowings	(31,591)	(28,798)
Allowance for borrowed funds used during construction	1,386	1,131
Allowance for equity funds used during construction	3,640	3,301
Interest income	3,133	—
Income before income taxes	54,269	70,304
Income taxes	11,674	15,110
Net income	42,595	55,194
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$42,122	$54,721
Basic earnings per common share	$0.38	$0.50
Diluted earnings per common share	$0.38	$0.50
Weighted-average number of common shares outstanding	110,218	109,514
Net effect of potentially dilutive shares (share-based compensation programs)	258	311
Weighted-average shares assuming dilution	110,476	109,825
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2024	2023
Net income for common stock	$42,122	$54,721
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of taxes of $(4,975) and $6,079, respectively	(13,589)	16,605
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of $1,129 and $1,346, respectively	3,086	3,677
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains (losses) arising during the period, net of taxes of $256 and $65, respectively	740	186
Reclassification adjustment to net income, net of taxes of $(16) and $(17), respectively	(48)	(48)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes of $(154) and $(122), respectively	(449)	(357)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $159 and $147, respectively	459	425
Other comprehensive income (loss), net of taxes	(9,801)	20,488
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$32,321	$75,209
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$485,192	$679,546
Restricted cash	17,531	15,028
Accounts receivable and unbilled revenues, net	469,298	575,176
Available-for-sale investment securities, at fair value	1,091,889	1,136,439
Held-to-maturity investment securities, at amortized cost	1,191,074	1,201,314
Stock in Federal Home Loan Bank, at cost	32,489	14,728
Loans held for investment, net	6,045,665	6,106,438
Loans held for sale, at lower of cost or fair value	2,923	15,168
Property, plant and equipment, net of accumulated depreciation of $3,374,016 and $3,317,759 at March 31, 2024 and December 31, 2023, respectively	6,183,503	6,150,126
Operating lease right-of-use assets	91,182	94,905
Regulatory assets	315,067	294,804
Other	915,205	877,959
Goodwill	82,190	82,190
Total assets	$16,923,208	$17,243,821
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$248,806	$247,462
Interest and dividends payable	61,452	51,206
Deposit liabilities	8,005,064	8,145,778
Other bank borrowings	593,000	750,000
Long-term debt, net—other than bank	2,837,875	2,842,429
Deferred income taxes	299,012	297,954
Operating lease liabilities	99,611	103,900
Finance lease liabilities	350,290	339,040
Regulatory liabilities	1,159,811	1,150,690
Defined benefit pension and other postretirement benefit plans liability	84,554	82,879
Other	772,060	853,349
Total liabilities	14,511,535	14,864,687
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 2, 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 110,302,667 shares and 110,151,798 shares at March 31, 2024 and December 31, 2023, respectively	1,707,689	1,707,471
Retained earnings	968,842	926,720
Accumulated other comprehensive loss, net of tax benefits	(299,151)	(289,350)
Total shareholders’ equity	2,377,380	2,344,841
Total liabilities and shareholders’ equity	$16,923,208	$17,243,821
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2023	110,152	$1,707,471	$926,720	$(289,350)	$2,344,841
Net income for common stock	—	—	42,122	—	42,122
Other comprehensive loss, net of tax benefits	—	—	—	(9,801)	(9,801)
Share-based expenses and other, net	151	218	—	—	218
Balance, March 31, 2024	110,303	$1,707,689	$968,842	$(299,151)	$2,377,380
Balance, December 31, 2022	109,471	$1,692,697	$845,830	$(336,028)	$2,202,499
Net income for common stock	—	—	54,721	—	54,721
Other comprehensive income, net of taxes	—	—	—	20,488	20,488
Share-based expenses and other, net	101	(307)	—	—	(307)
Common stock dividends (36¢ per share)	—	—	(39,446)	—	(39,446)
Balance, March 31, 2023	109,572	$1,692,390	$861,105	$(315,540)	$2,237,955
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$42,595	$55,194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	68,757	66,508
Other amortization	12,093	10,362
Provision for credit losses	(2,159)	1,175
Loans originated, held for sale	(25,318)	(5,450)
Proceeds from sale of loans, held for sale	26,450	5,662
Gain on sale of loans, net	(425)	(130)
Deferred income tax expense (benefit)	1,826	(1,076)
Share-based compensation expense	1,288	2,031
Allowance for equity funds used during construction	(3,640)	(3,301)
Other	2,091	(988)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	138,369	82,423
Decrease (increase) in fuel oil stock	(14,025)	33,429
Increase in materials and supplies	(1,329)	(4,548)
Increase in regulatory assets	(17,178)	(8,898)
Increase in regulatory liabilities	2,909	11,551
Increase in accounts, interest and dividends payable	8,462	24,748
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(11,628)	(47,305)
Decrease in defined benefit pension and other postretirement benefit plans liability	(930)	(1,950)
Change in other assets and liabilities	(103,589)	(38,485)
Net cash provided by operating activities	124,619	180,952
Cash flows from investing activities
Principal repayments on available-for-sale investment securities	25,615	32,484
Proceeds from repayments or maturities of held-to-maturity investment securities	13,752	17,938
Purchase of stock from Federal Home Loan Bank	(21,856)	(35,960)
Redemption of stock from Federal Home Loan Bank	4,095	52,520
Net decrease (increase) in loans held for investment	42,853	(68,871)
Proceeds from sale of commercial loans	31,067	—
Purchase of loans held for investment	—	(13,012)
Capital expenditures	(99,550)	(124,297)
Contributions to low income housing investments	—	(418)
Other	(1,568)	2,148
Net cash used in investing activities	(5,592)	(137,468)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended March 31
(in thousands)	2024	2023
Cash flows from financing activities
Net increase (decrease) in deposit liabilities	(140,714)	60,905
Net decrease in short-term borrowings with original maturities of three months or less	—	(88,666)
Net increase (decrease) in other bank borrowings with original maturities of three months or less	73,000	(564,430)
Proceeds from issuance of short-term debt	—	65,000
Proceeds from issuance of other bank borrowings	320,000	550,000
Repayment of other bank borrowings	(550,000)	—
Proceeds from issuance of long-term debt	4,673	150,000
Repayment of long-term debt	(8,268)	(53,878)
Withheld shares for employee taxes on vested share-based compensation	(1,070)	(2,338)
Common stock dividends	—	(39,446)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(8,026)	(5,535)
Net cash provided by (used in) financing activities	(310,878)	71,139
Net increase (decrease) in cash, cash equivalents and restricted cash	(191,851)	114,623
Cash, cash equivalents and restricted cash, beginning of period	694,574	204,927
Cash, cash equivalents and restricted cash, end of period	502,723	319,550
Less: Restricted cash	(17,531)	(4,216)
Cash and cash equivalents, end of period	$485,192	$315,334
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2024	2023
Revenues	$788,578	$830,361
Expenses
Fuel oil	284,296	334,097
Purchased power	159,817	152,761
Other operation and maintenance	143,890	128,316
Depreciation	62,812	60,927
Taxes, other than income taxes	74,408	78,385
Total expenses	725,223	754,486
Operating income	63,355	75,875
Allowance for equity funds used during construction	3,640	3,301
Retirement defined benefits credit—other than service costs	1,072	1,047
Interest expense and other charges, net	(19,985)	(20,246)
Allowance for borrowed funds used during construction	1,386	1,131
Interest income	1,432	—
Income before income taxes	50,900	61,108
Income taxes	11,180	13,600
Net income	39,720	47,508
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	39,491	47,279
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$39,221	$47,009
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2024	2023
Net income for common stock	$39,221	$47,009
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes of $(176) and $(163), respectively	(508)	(470)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $159 and $147, respectively	459	425
Other comprehensive loss, net of taxes	(49)	(45)
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$39,172	$46,964
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2024	December 31, 2023
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,019	$52,098
Plant and equipment	8,302,449	8,232,810
Right-of-use assets - finance lease	354,401	342,174
Less accumulated depreciation	(3,249,089)	(3,197,514)
Construction in progress	330,743	320,223
Utility property, plant and equipment, net	5,790,523	5,749,791
Nonutility property, plant and equipment, less accumulated depreciation of $41 and $40 as of March 31, 2024 and December 31, 2023, respectively	6,941	6,942
Total property, plant and equipment, net	5,797,464	5,756,733
Current assets
Cash and cash equivalents	129,754	106,077
Restricted cash	2,000	2,000
Customer accounts receivable, net	209,999	244,309
Accrued unbilled revenues, net	171,455	185,644
Other accounts receivable, net	38,025	111,519
Fuel oil stock, at average cost	161,433	148,237
Materials and supplies, at average cost	115,719	114,433
Prepayments and other	72,025	58,491
Regulatory assets	82,503	68,453
Total current assets	982,913	1,039,163
Other long-term assets
Operating lease right-of-use assets	68,217	71,877
Regulatory assets	232,564	226,351
Other	193,704	189,430
Total other long-term assets	494,485	487,658
Total assets	$7,274,862	$7,283,554
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	March 31, 2024	December 31, 2023
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at March 31, 2024 and December 31, 2023)	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	1,502,479	1,476,258
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,800	2,849
Common stock equity	2,435,282	2,409,110
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,886,028	1,934,277
Total capitalization	4,355,603	4,377,680
Commitments and contingencies (Notes 2 and 4)
Current liabilities
Current portion of operating lease liabilities	16,234	16,617
Current portion of long-term debt, net	46,931	—
Accounts payable	198,636	191,040
Interest and preferred dividends payable	43,926	22,882
Taxes accrued, including revenue taxes	282,446	291,942
Regulatory liabilities	26,149	36,559
Other	108,006	171,436
Total current liabilities	722,328	730,476
Deferred credits and other liabilities
Operating lease liabilities	58,399	62,098
Finance lease liabilities	341,141	330,978
Deferred income taxes	403,761	399,001
Regulatory liabilities	1,133,662	1,114,131
Unamortized tax credits	81,771	84,312
Defined benefit pension liability	62,331	60,671
Other	115,866	124,207
Total deferred credits and other liabilities	2,196,931	2,175,398
Total capitalization and liabilities	$7,274,862	$7,283,554
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income	Total
Balance, December 31, 2023	17,854	$119,048	$810,955	$1,476,258	$2,849	$2,409,110
Net income for common stock	—	—	—	39,221	—	39,221
Other comprehensive loss, net of taxes	—	—	—	—	(49)	(49)
Common stock dividends	—	—	—	(13,000)	—	(13,000)
Balance, March 31, 2024	17,854	$119,048	$810,955	$1,502,479	$2,800	$2,435,282
Balance, December 31, 2022	17,854	$119,048	$810,955	$1,411,306	$2,861	$2,344,170
Net income for common stock	—	—	—	47,009	—	47,009
Other comprehensive loss, net of taxes	—	—	—	—	(45)	(45)
Common stock dividends	—	—	—	(32,250)	—	(32,250)
Balance, March 31, 2023	17,854	$119,048	$810,955	$1,426,065	$2,816	$2,358,884
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$39,720	$47,508
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	62,812	60,927
Other amortization	7,566	6,530
Deferred income tax expense (benefit)	1,943	(3,659)
State refundable credit	(2,941)	(2,874)
Bad debt expense	1,526	1,539
Allowance for equity funds used during construction	(3,640)	(3,301)
Other	15	350
Changes in assets and liabilities
Decrease in accounts receivable	115,359	60,939
Decrease in accrued unbilled revenues	14,216	22,659
Decrease (increase) in fuel oil stock	(13,196)	33,947
Increase in materials and supplies	(1,286)	(4,525)
Increase in regulatory assets	(17,178)	(8,898)
Increase in regulatory liabilities	2,909	11,551
Increase in accounts payable	28,811	6,588
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(11,230)	(45,392)
Decrease in defined benefit pension and other postretirement benefit plans liability	(287)	(1,837)
Change in other assets and liabilities	(97,918)	(12,697)
Net cash provided by operating activities	127,201	169,355
Cash flows from investing activities
Capital expenditures	(98,032)	(122,139)
Other	(1,641)	1,545
Net cash used in investing activities	(99,673)	(120,594)
Cash flows from financing activities
Common stock dividends	—	(32,250)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Proceeds from issuance of long-term debt	—	150,000
Net decrease in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	—	(87,967)
Payments of obligations under finance leases	(1,800)	(575)
Other	(1,552)	(690)
Net cash provided by (used in) financing activities	(3,851)	28,019
Net increase in cash, cash equivalents and restricted cash	23,677	76,780
Cash, cash equivalents and restricted cash, beginning of period	108,077	39,242
Cash, cash equivalents and restricted cash, end of period	131,754	116,022
Less: Restricted cash	(2,000)	—
Cash and cash equivalents, end of period	$129,754	$116,022
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2023.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2024 and December 31, 2023 and the results of their operations and cash flows for the three months ended March 31, 2024 and 2023. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
Climate-related disclosures. In March 2024, the Securities and Exchange Commission (SEC) issued final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (climate disclosure rules). The rules will require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. In addition, the rules require (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company’s plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The disclosure requirements will begin phasing in for annual periods beginning with calendar year 2025. The Company is currently evaluating the final rule to determine its impact on the Company’s consolidated financial statements. In April 2024, the SEC voluntarily stayed implementation of its climate disclosure rules pending completion of judicial review by the Court of Appeals for the Eighth Circuit.

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
Restoration costs and recoveries. The Utilities are continuing restoration work to rebuild portions of the electric system in Lahaina to ensure safe and reliable power to all West Maui customers. Ongoing restoration efforts include the rebuilding of transmission and distribution lines along former routes in the Lahaina area with the installation of new interim steel poles and electrical equipment. To date, power has been restored to all customers that can have power restored in Lahaina and the rest of West Maui.
On December 27, 2023, the Public Utilities Commission of the State of Hawaii (PUC) issued an order authorizing deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the Maui windstorm and wildfires. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
deferred accounting treatment applies to certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of the base rates. The approval pertains only to deferred cost treatment; any cost recovery of deferred costs will be the subject of a separate application(s). As of March 31, 2024, the Utilities have deferred $22.6 million of certain incremental costs related to the Maui windstorm and wildfires to a regulatory asset.
While the Utilities plan to seek recovery of damage to covered electrical infrastructure under their property insurance programs, the timing and amount of any insurance recoveries are not determinable at this time and as such, an insurance receivable has not been recorded as of the date of this filing. The Company’s property insurance has a total policy limit of $500 million with a $1 million retention for damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The Utilities believe capital expenditures related to restoration that are not covered by insurance will be managed under their current regulatory mechanisms, the recovery of which would be subject to PUC approval.
ASB’s Lahaina branch, including most of its contents and automated teller machine, was destroyed in the fire. The Bank leased the property of its Lahaina location.
Third-party claims and other proceedings.
Tort-related legal claims. As of May 9, 2024, HEI and the Utilities have each been named in approximately 400 lawsuits related to the Maui windstorm and wildfires. These civil and class action lawsuits have been filed in the Maui and Oahu Circuit Courts against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, telecommunications companies, and oil companies (collectively “tort-related legal claims”). One class action is pending in federal court, while the remainder of the cases are pending in Maui and Oahu Circuit Courts. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, and three other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. One lawsuit that names HEI, the Utilities, and other defendants also alleges that oil companies contributed to the burning of fossil fuels and caused climate change that led to the Lahaina fire. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages.
On March 22, 2024, the Maui Circuit Court set trial dates in six cases concerning the fires in the Upcountry Maui areas for September 9, 2024. On May 3, 2024, the Maui Circuit Court set trial dates in four cases concerning the Lahaina fire for November 18, 2024. Mediation discussions have commenced. No trial dates have been set in cases pending in the Oahu Circuit Court or in federal court.
While the investigations into the circumstances surrounding the Maui windstorm and wildfires are ongoing, various unaffiliated third parties have published estimates of the total economic damage generally ranging from $3.8 billion to $6 billion. These estimates have not been validated by the Company, and they represent gross numbers that do not take into account causation or liability nor attempt to allocate responsibility among the various defendants. As such, these estimates are not intended to provide a range of a reasonably possible loss under ASC Topic 450-20, “Loss Contingencies” attributable to the Company arising from the Maui windstorm and wildfires. In addition, on November 6, 2023, the Hawaii Insurance Division of the State of Hawaii Department of Commerce and Consumer Affairs released preliminary data on Maui windstorm and wildfires claims, and the Hawaii Insurance Division has subsequently provided updated data to include estimated losses for commercial property and business interruption. Through March 31, 2024, the data collected from over 200 insurers indicated estimated total insured losses of $3.1 billion for residential, commercial, personal, and other property, and business interruption. The estimated total losses for insured claims related to residential property includes homeowners insurance, dwelling-fire landlord, condominium unit owner, renters insurance, and other residential property. The estimated total losses do not account for uninsured or underinsured property losses, interest, attorneys’ fees, fire suppression and clean-up costs, evacuation costs, personal injury or wrongful death damages, medical expenses or other costs, such as potential punitive damages, fines or penalties. It is uncertain whether the insured claims reported to the Hawaii Insurance Division are complete, and together with property damage claims unaccounted for, as mentioned above, the total amount of property damage claims could be materially higher than the amount reported by the Hawaii Insurance Division. The Hawaii Insurance Division did not state whether it intends to provide updated information in the future.
The Company is actively working with the State of Hawaii and others in the community on solutions for Maui’s recovery, including the compensation of those who suffered losses in the Maui windstorm and wildfires and who are currently named as plaintiffs in the various cases. On November 8, 2023, Hawaii Governor Josh Green announced the One ‘Ohana Initiative (the One ‘Ohana Initiative) as a collective path forward to recovery from the Maui windstorm and wildfires. The One ‘Ohana Initiative is a new humanitarian aid fund of $175 million, with the objective to compensate, in an expedited manner, those who

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
have lost loved ones and those who have suffered severe injuries in the Maui windstorm and wildfires. The One ‘Ohana Initiative provides an alternative to a lengthy and expensive legal process. Beneficiaries who have lost loved ones are anticipated to receive payments of $1.5 million per decedent, and those who suffered severe injuries are expected to share in a specially allocated pool of compensation. In exchange for receiving such a payment, beneficiaries will be required to waive their ability to pursue legal claims for wrongful death and severe injuries. Hawaiian Electric fully supports this humanitarian initiative and has contributed $75 million. The Governor announced that other parties, including the State of Hawaii, the County of Maui, and Kamehameha Schools have all agreed to contribute to the fund. Hawaiian Electric’s contribution to the Initiative was less than half of the total, and Hawaiian Electric's insurance carriers funded its share of the contributions to the fund. Hawaiian Electric’s contribution is reflective of its commitment to join with community partners to provide solutions to promote Maui’s recovery. Hawaiian Electric’s commitment to contribute to the One ‘Ohana Initiative is not an admission of guilt or reflection of fault or liability related to the wildfires. Under the One ‘Ohana Initiative, all claimants (except families of missing persons) must submit a completed registration form and registrants who meet the Fund’s eligibility requirements will then be required to complete and submit a claim form. As of May 8, 2024, 12 claim forms and 43 registration forms have been received that relate to death claims and two claim forms and 15 registration forms have been received that relate to physical injury claims.
The One ‘Ohana Initiative contemplates additional phases, including a process to potentially resolve remaining tort-related legal claims, as well as seeking legislation to reduce wildfire risk and provide financial support to help ensure a strong energy future for all of Hawaii. While the Utilities plan to participate in a process with the State and community partners to explore solutions to support Maui’s recovery and compensate victims for damages, as noted above, the Utilities are unable to reasonably estimate any additional potential loss, or range of loss. The Company believes it is reasonably possible that a loss will be incurred in excess of the $75 million contribution to the One ‘Ohana Initiative and is unable to predict the ultimate outcome or reasonably estimate a range of possible loss from these actions at this time.
The Company intends to vigorously defend against the litigation if necessary. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlements, judgments, or costs associated with the litigation or contributions to any potential additional phases of the One ‘Ohana Initiative. If additional liabilities were to be incurred, the loss could be material to the Company’s results of operations, financial positions and cash flows. If any such losses were to be sufficiently high, the Company may not have liquidity or the ability to access liquidity at levels necessary to satisfy such losses.
Securities class action and shareholder lawsuits. On August 24, 2023, a putative securities class action captioned Bhangal v. Hawaiian Electric Industries, Inc., et al., No.: 3:23-cv-04332-JSC was filed in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 promulgated thereunder against HEI and certain of its current and former officers, and Section 20(a) of the Exchange Act against certain of HEI’s current and former officers. Plaintiff broadly alleges that HEI and certain of its current and former officers made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiff seeks unspecified monetary damages. On December 7, 2023, the court appointed Daniel Warren as lead plaintiff and Pomerantz LLP as lead plaintiff’s counsel and on January 9, 2024, the court set a briefing schedule requiring defendants to respond to the amended complaint no later than May 7, 2024. On March 8, 2024, the lead plaintiff filed an amended complaint. The Company has filed a motion to dismiss that complaint and intends to vigorously defend against this action. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company does not believe that a loss is probable and any potential loss or range of loss is not reasonably estimable.
On September 11, 2023, a putative shareholder derivative action captioned Rice v. Connors, et al., No. 1CCV-23-0001181 was filed in the Circuit Court of the First Circuit, State of Hawaii. On December 6, 2023, the case was removed to the United States District Court for the District of Hawaii and captioned Rice v. Connors, et al., No. 1:23-cv-00577-JAO-BMK. On March 14, 2024, the United States District Court remanded the case to the Circuit Court of the First Circuit, State of Hawaii. This action is purportedly brought by a shareholder on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiff asserts Hawaii state law breach of fiduciary duty, abuse of control, corporate waste and unjust enrichment claims allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain of HEI’s prior public disclosures. Plaintiff seeks, on behalf of HEI and Hawaiian Electric, compensatory and punitive damages, restitution and equitable relief in the form of changes to HEI’s corporate governance, policies and culture. Pursuant to a schedule agreed upon by the parties and ordered by the United States District Court, defendants are not required to respond to plaintiff’s amended complaint until after the pending motions to remand in the tort litigation are resolved. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Three putative shareholder derivative actions were filed in the United States District Court for the Northern District of California between December 26, 2023 and February 8, 2024, including:
Kallaus v. Johns, et al., No. 3:23-cv-06627 (the “Kallaus Action”), Cole v. Johns, et al., No. 3:24-cv-00598 (the “Cole Action”), and Tai v. Seu, et al., No. 3:24-cv-01198 (the “Tai Action”). On March 19, 2024, upon stipulation by the parties, the court consolidated the Kallaus Action, the Cole Action, and the Tai Action under the caption In Re Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Derivative Litigation, No. 3:23-cv-06627 (the “Consolidated Derivative Actions”). The Consolidated Derivative Actions are purportedly brought by shareholders of HEI on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs purport to assert both Hawaii state law and federal securities law claims. Plaintiffs assert state law breach of fiduciary duty, corporate waste, and unjust enrichment claims purportedly arising from the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiffs also assert claims for contribution under Sections 10(b) and 21D of the Exchange Act against certain of HEI’s current and former directors and officers, and claims for violation of Section 14(a) of the Exchange Act against certain of HEI’s current and former directors. Plaintiffs generally allege that HEI and certain of its current and former officers made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiffs also broadly claim HEI proxy statements were materially false and misleading for similar reasons. Plaintiffs seek, on behalf of HEI and Hawaiian Electric, unspecified monetary and punitive damages, and equitable relief in the form of changes to HEI’s corporate governance and internal procedures. While the Company has certain obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the Consolidated Derivative Actions should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
On April 8, 2024, a putative shareholder derivative action captioned Assad v. Seu, et al., No. 1:24-cv-00164 was filed in the United States District Court for the District of Hawaii. This action is purportedly brought by a shareholder on behalf of nominal defendants HEI and against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiff purports to assert Hawaii state law claims for breach of fiduciary duty, corporate waste, and unjust enrichment allegedly arising from the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiff generally alleges that HEI and certain of its current and former officers made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiff seeks, on behalf of HEI, compensatory damages, restitution and equitable relief in the form of changes to HEI’s corporate governance, policies and culture. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of March 31, 2024, the Company’s and Utilities’ insurance receivable totaled $28.7 million and $22.1 million, respectively, under the policies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
See table below for the incremental expenses related to the Maui windstorm and wildfires.

	Year ended December 31, 2023		Three months ended March 31, 2024
(in thousands)	Electric utility	HEI Consolidated	Electric utility	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$24,737	$34,876	$10,735	$15,027
One ‘Ohana Initiative contribution	75,000	75,000	—	—
Other expense	15,071	28,507	13,832	15,091
Total Maui windstorm and wildfires related expenses	114,808	138,383	24,567	30,118
Insurance recoveries	(98,613)	(104,580)	(9,969)	(12,577)
Deferral treatment approved by the PUC[1]	(14,692)	(14,692)	(7,898)	(7,898)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,503	$19,111	$6,700	$9,643
1    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires. Amounts were reclassified to a regulatory asset.
On May 4, 2024, HEI and the Utilities reached an agreement to settle indemnification claims asserted by the State of Hawaii without any admission of fault or responsibility. Under the terms of the agreement, HEI and the Utilities agreed to contribute up to $18.4 million through the end of 2024 related to the costs of the professional advisors engaged by the State of Hawaii to advise on a variety of matters related to the Maui windstorm and wildfires. Under certain circumstances, HEI and the Utilities have the unilateral right to terminate the agreement and stop paying the costs for future periods. As of March 31, 2024, a total of $6.7 million of such costs were accrued and reflected in Maui windstorm and wildfires related expenses-Other expense in the table above. HEI and the Utilities are seeking insurance recoveries for such costs; however, the timing and amount of any insurance recoveries are not determinable at this time.
In addition, the Utilities incurred $5.6 million of total capital costs related to the Maui windstorm and wildfires for the three months ended March 31, 2024.
Note 3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2024
Revenues	$788,578	$105,144	$3,436	$897,158
Income (loss) before income taxes	$50,900	$25,813	$(22,444)	$54,269
Income taxes (benefit)	11,180	4,879	(4,385)	11,674
Net income (loss)	39,720	20,934	(18,059)	42,595
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$39,221	$20,934	$(18,033)	$42,122
Total assets (at March 31, 2024)	$7,274,862	$9,360,229	$288,117	$16,923,208
Three months ended March 31, 2023
Revenues	$830,361	$93,857	$4,019	$928,237
Income (loss) before income taxes	$61,108	$23,707	$(14,511)	$70,304
Income taxes (benefit)	13,600	5,145	(3,635)	15,110
Net income (loss)	47,508	18,562	(10,876)	55,194
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$47,009	$18,562	$(10,850)	$54,721
Total assets (at December 31, 2023)	$7,283,554	$9,673,192	$287,075	$17,243,821

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
Power purchase agreements.  As of March 31, 2024, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
August 2023 Maui windstorm and wildfires. See Note 2.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in the termination of the original PPA. Following the termination, Hu Honua filed a lawsuit in the U.S. District Court for the District of Hawaii. The parties reached a settlement that was conditioned on the PUC’s timely, non-appealable final approval of an amended and restated PPA dated May 9, 2017. On May 23, 2022, following a contested case hearing, the PUC issued a decision and order denying the amended and restated PPA, based on, among other things, findings that: (1) the project will result in significant greenhouse gas (GHG) emissions, (2) Hu Honua’s proposed carbon commitment to sequester more GHG emissions than produced by the project are speculative and unsupported, (3) the amended and restated PPA is likely to result in high costs to customers through its relatively high cost of electricity and through potential displacement of other, lower cost, renewable resources, and (4) based on the foregoing, approving the amended and restated PPA is not prudent or in the public interest. On June 2, 2022, Hawaii Electric Light and Hu Honua filed their separate motions for reconsideration, which were denied by the PUC on June 24, 2022. On June 29, 2022, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s May 23, 2022 decision and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
order denying the amended and restated PPA. On March 13, 2023, the Hawaii Supreme Court affirmed the PUC’s decision denying the amended and restated PPA between Hu Honua and Hawaii Electric Light and entered its judgment on appeal on April 12, 2023. On June 7, 2023, Hu Honua filed a status report with the U.S. District Court for the District of Hawaii, stating, among other things, that because settlement of the underlying federal lawsuit was contingent on timely, non-appealable, final approval of the amended and restated PPA by the PUC, that the Hawaii Supreme Court’s opinion made fulfillment of the condition impossible, and therefore the settlement agreement between the Hawaiian Electric defendants (HEI, Hawaiian Electric, and Hawaii Electric Light) and Hu Honua is null and void and of no further effect. On November 16, 2023, Hu Honua filed its Motion for Leave to File Third Amended and Supplemental Complaint and for Permissive Joinder with the U.S. District Court for the District of Hawaii, asking the court to grant it leave to file a Third Amended and Supplemental Complaint, which would amend its claims and add three new proposed defendants. The hearing on this motion took place on February 14, 2024. The court issued a decision and order on the motion on April 2, 2024, which was consistent with Hawaii Electric Light's position, only allowing amendments that were agreed to and not allowing Hu Honua to add new claims or parties, effectively leaving Hu Honua with its previously-pled breach of contract and antitrust claims. Hu Honua filed its objection to the order on April 16, 2024 and the Hawaiian Electric defendants filed their response to the objection on April 30, 2024.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.5 million as of March 31, 2024, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of March 31, 2024, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.6 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Kapolei pipeline. James Campbell Company (JCC) through its wholly owned subsidiary, Aina Nui Corporation discovered petroleum contamination in ground water during construction of a project in Kapolei in late 2022 and incurred approximately $0.8 million in remediation costs. JCC made a joint demand for these costs in June 2023 to the two companies, including Hawaiian Electric, that have pipelines in the area of the contamination. This demand was updated in April 2024 to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
$1.4 million to incorporate additional costs. It has not been determined whether the nature of the contamination is consistent with what was in the Utilities’ pipelines or is wholly or partially the responsibility of the other pipeline owner and whether the costs were properly incurred. At this time, the parties are engaging in settlement discussions and the Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
Endangered Species Act. The Utilities received a sixty-day notice under the federal Endangered Species Act, from Earthjustice on behalf of the American Bird Conservancy and Conservation Council for Hawaii in early February 2024. The sixty-day notice is the pre-cursor to a citizen’s suit under the Endangered Species Act. The notice alleges that the Utilities are out of compliance with the Act due to alleged impacts on endangered seabirds caused by the Utilities’ powerlines, street lights and facility lights on Maui and Lanai. The Utilities are already in the process of drafting a Habitat Conservation Plan and will be applying for associated state and federal permits. The notice asserts that the scope of the plan should be broader and that additional interim measures are required while the plan and permits are pending. At this time, the parties are engaging in settlement discussions and the Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
Commitments.
Purchase commitments. In the ordinary course of business, the Utilities enter into various agreements to purchase power and lease fuel barge. As of December 31, 2023, the Utilities estimated future purchase obligations of $1.7 billion. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.
On March 28, 2024, AES West Oahu Solar project reached commercial operations, which has a capacity of 12.5 MW with 50 MWh batteries and total annual payment of $3.2 million. The battery portion of the PPA was recorded as a finance lease liability with corresponding right-of-use asset of $12.2 million during the first quarter of 2024. As of March 31, 2024, a total of five Stage 1 and Stage 2 renewable projects provide the Utilities of 117.5 MW, with 1,035 MWh batteries.
Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2024	2023
Kalaeloa	$66	$67
HPOWER	17	18
Puna Geothermal Venture	13	8
Hamakua Energy	11	20
Kapolei Energy Storage	6	—
Wind IPPs	30	24
Solar IPPs	15	14
Other IPPs [1]	2	2
Total IPPs	$160	$153
1 Includes hydro power and other PPAs.
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
Waena Switchyard/Synchronous Condenser Project. In October 2020, to support efforts to increase renewable energy generation and reduce fossil fuel consumption by deactivating current generating units, Maui Electric filed a PUC application to construct a switchyard, which includes the extension of two 69 kV transmission lines and the relocation of another 69 kV transmission line; and the conversion of two generating units to synchronous condensers at Kahului Power Plant in central Maui. In November 2021, the PUC approved Maui Electric’s request to commit funds estimated at $38.8 million for the project, and to recover capital expenditures for the project under Exceptional Project Recovery Mechanism (EPRM) not to exceed $38.8 million, which shall be further reduced to reflect the total project cost exclusive of overhead costs not directly attributable to the project. The Waena Switchyard was placed in service on October 25, 2023. Maui Electric petitioned and received from the State of Hawaii Department of Health a one-year extension to the mandatory retirement of Kahului Power Plant. Although Maui Electric intends to retire the plant by the end of 2027, there is now flexibility to operate the units until the end of 2028. The conversion of the two generating units will be performed after the retirement of Kahului Power Plant Units 3 and 4.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of March 31, 2024, $25.3 million has been incurred for the project.
Waena Battery Energy Storage System Project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40 MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under EPRM. Project costs incurred as of March 31, 2024 amount to $0.6 million.
Climate Adaptation Transmission and Distribution Resilience Program. The Utilities maintain that improving resiliency of the electric grid is an urgent matter and recognizes that climate change is making Hawaii increasingly vulnerable to sever weather events. On January 31, 2024, the PUC approved the Utilities’ request to commit an estimated $189.7 million in funds for the Climate Adaptation Transmission and Distribution Resilience Program, over a project period of five years. The project is to focus on, among other things, system hardening in wildfire risk areas to prevent ignition and to enable quicker response, video camera and weather monitors in wildfire risk areas and to add situational awareness, and strengthening transmission lines.
The project costs to be recovered through EPRM is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On October 17, 2023, the Utilities received a notification from the U.S. Department of Energy that its application for $95 million in federal funds under the Infrastructure Investment and Jobs Act (IIJA) has been selected for negotiations. Currently, the negotiation is ongoing. Project costs incurred as of March 31, 2024 amount to $1.5 million.
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
On June 17, 2022, the PUC issued a decision and order (June 2022 D&O) establishing additional PIMs under the PBR Framework for the Utilities. The June 2022 D&O approved two PIMs, a SSM, and extended the timeframe for an existing PIM. Specifically, the PUC approved (1) a (penalty-only) generation-caused interruption reliability PIM, (2) a (penalty/reward) interconnection requirements study PIM, (3) a (reward-only) Collective Shared Savings Mechanism (CSSM), and (4) a modification and extension of the existing Interim Grid Services PIM (reward-only). On November 23, 2022, the PUC approved the Utilities’ proposed tariffs to implement the aforementioned PIMs with an effective date of January 1, 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
subgroups on the Long-Term Grid Services PIM, modification/evaluation of existing PIMs, and comprehensive PBR Framework review priority topics.
In accordance with the June 2022 D&O, the Utilities filed their FIP on September 30, 2022, Long-Term Grid Services PIM proposal on July 3, 2023, and FF Retirement Report on April 12, 2024.
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
On November 3, 2023, the Utilities, Ulupono Initiative LLC, and the County of Hawaii filed a stipulation on proposed modifications to the RPS-A, Call Center, AMI Utilization, and interconnection requirements study PIMs. On February 8, 2024, the PUC issued a procedural schedule to govern review of the proposals in the stipulation, which provides for a D&O on the stipulation by June 30, 2024.
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
On April 1, 2024, the Utilities filed a request for partial temporary suspension and modification of the T&D SAIDI and T&D SAIFI PIMs. Specifically, the Utilities requested to suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. The Utilities also proposed that circuits not identified as wildfire risk circuits would continue to be subject to the existing PIMs on a prorated basis. On April 26, 2024, the PUC issued a procedural schedule to govern review of the request, a D&O is requested by December 16, 2024.
Annual revenue adjustment mechanism. The PBR Framework established a five-year MRP during which there will be no general rate cases. Target revenues will be adjusted according to an index-driven ARA based on (i) an inflation factor, (ii) a predetermined X-factor to encompass productivity, which is set at zero, (iii) a Z-factor to account for exceptional circumstances not in the Utilities’ control and (iv) a customer dividend consisting of a negative adjustment of 0.22% of adjusted revenue requirements compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in a prior docket at a rate of $6.6 million per year from 2021 to 2025. The ARA mechanism replaced the previous revenue adjustment mechanism (RAM). RAM revenue adjustments approved by the PUC in 2020 will continue to be included in the RBA provision’s target revenue and RBA rate adjustment to the extent such adjustments are not included in base rate unless modified with PUC approval. The implementation of the ARA occurred on June 1, 2021.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
As of March 31, 2024, the Utilities annualized MPIR and EPRM revenue amounts totaled $33.1 million, including revenue taxes, for the Schofield Generating Station ($16.5 million), West Loch PV project ($3.3 million), Grid Modernization Strategy (GMS) Phase 1 project ($11.2 million for all three utilities), Waiawa UFLS project ($0.1 million) and Waena Switchyard/Synchronous project ($2.0 million) that included the 2023 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2023 MPIR amounts for the Schofield Generating Station, West Loch PV, GMS Phase 1, and Waiawa UFLS projects effective June 1, 2023 and for the Waena Switchyard project effective January 1, 2024 through the RBA rate adjustment.
As of March 31, 2024, the PUC approved four EPRM applications for projects totaling $218.5 million to the extent the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for three projects with total project costs up to $215.9 million, subject to PUC approval.
Pilot process. As part of the PBR Framework, the PUC approved a pilot process to foster innovation by establishing an expedited implementation process for pilots that tests new technologies, programs, business models, and other arrangements (Pilot Process). Under the Pilot Process, the Utilities submit specific pilot proposals (Pilot Notices) that are within the scope of the approved Workplan to the PUC for their expedited review. The PUC will strive to issue an order addressing a proposed pilot within 45 days of the filing date of a Pilot Notice. If the PUC does not take affirmative action on a Pilot Notice by the end of the 45-day period, the Pilot Notice shall be considered approved as submitted. The PUC may modify the pilot as originally proposed, and the Utilities shall have 15 days to notify the PUC whether the Utilities accept the modification, propose further modification, or withdraw the Pilot Notice. The PUC may also, where necessary, suspend the Pilot Notice for further investigation.
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
On March 11, 2024, the Utilities filed their annual Pilot Update report covering pilot projects that were active during 2023, including reporting on pilot projects that were initiated prior to the commencement of the Pilot Process. The Pilot Update reported on approximately $3.0 million of 2023 recorded pilot project costs including revenue taxes for the Utilities. The 2023 recorded pilot project costs were included in the Utilities’ proposed adjustments to target revenue in the 2024 spring revenue report filed on March 28, 2024.
Performance incentive mechanisms. The following PIMs and SSMs were approved by the PUC and are applicable for the 2023 evaluation period and through March 31, 2024.
•Service Quality performance incentives (ongoing). Service Quality performance incentives are measured on a calendar-year basis. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs to remain constant in interim periods, unless otherwise amended by order of the PUC.
•Service Reliability Performance measured by Transmission and Distribution-caused System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.4 million for calendar year 2023 - for both indices in total for the three utilities). On December 28, 2023, the PUC issued an order granting a temporary suspension of Maui Electric’s T&D SAIDI and SAIFI PIMs from August 8, 2023 through June 30, 2024. For the 2023 evaluation period, the Utilities incurred $3.7 million in penalties.
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
•Phase 1 RFP PIM. Procurement of low-cost variable renewable resources through the RFP process in 2018 is measured by comparison of the procurement price to target prices. The first portion of the incentive was earned upon PUC approval of the PPAs. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019 with the remaining award to be recognized in the year following the in-service date of the projects prorated in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
proportion to the actual amount of energy utilized, which is estimated to occur from 2023 to 2025. Based on the in-service date of two projects, the Utilities earned the second portion of the incentive of approximately $0.1 million (for Hawaiian Electric) in rewards in both 2023 and 2024.
•Renewable portfolio standard (RPS) - A PIM that provides a financial reward for accelerating the achievement of RPS goals. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2021 and 2022, $15/MWh in 2023, and $10/MWh for the remainder of the MRP. Penalties are already prescribed in the RPS as $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045. The evaluation period commenced on January 1, 2021. In 2023, the Utilities earned $0.4 million in rewards.
•Interim Grid Services - A PIM that provides financial rewards on a $/kW basis for the acquisition of eligible grid services. The June 2022 D&O modified and extended the Interim Grid Services PIM through December 31, 2023 and increased the incentive rate for the acquisition of load reduction grid services. During the PIM performance period, newly acquired committed capacity in the Oahu Scheduled Dispatch Program (SDP), the Oahu Fast DR program (up to the 7 MW cap), and the Maui SDP program shall qualify for the incentive. The Utilities can earn a maximum reward of $1.5 million from 2021 through 2023. In 2023, the Utilities earned $1.1 million in rewards. The Interim Grid Services PIM sunset on December 31, 2023. The PUC intends to replace the Interim Grid Services PIM with a Long-Term PIM that incents DER grid service utilization. Review and development of the Long-Term DER Utilization PIM continues in 2024.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for DER systems <100 kW in size. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. In 2023, the Utilities earned $3.0 million in rewards.
•Low-to-Moderate Income (LMI) Energy Efficiency PIM that provides financial rewards for collaboration between the Utilities and the third-party Public Benefits Fee Administrator to deliver energy savings for low- and moderate-income customers. The Utilities can earn a total annual maximum reward of $2.0 million. The PIM will initially have a duration of three years and be subject to an annual review. The evaluation period is based on Hawaii Energy’s program year with the initial evaluation year being the period of July 1, 2021 through June 30, 2022. For the 2022 program year (July 1, 2022 through June 30, 2023), the Utilities received the third-party Public Benefits Fee Administrator’s verified data in April 2024, which reflected $0.01 million in estimated rewards.
•Advanced Metering Infrastructure Utilization PIM that provides financial rewards for leveraging grid modernization investments and engaging customers beyond what is already planned in the Phase 1 Grid Modernization program. The Utilities can earn a total annual maximum reward of $2.0 million. The PIM will initially have a duration of three years after which it will be re-evaluated. The evaluation period commenced on January 1, 2021. The Advanced Metering Infrastructure Utilization PIM sunset on December 31, 2023. A proposed modification to the PIM was filed with the PUC and is currently under review.
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
For the 2024 evaluation period, as of March 31, 2024, the Utilities accrued $0.1 million for Phase 1 RFP PIM. For the 2023 evaluation period, the Utilities earned $0.9 million ($1.2 million for Hawaiian Electric, $(0.6) million for Hawaii Electric Light and $0.3 million for Maui Electric) in rewards net of penalties. The net rewards related to 2023 and for the period through March 2024 were reflected in the 2024 PIMs annual report and 2024 spring revenue report filings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities filed the 2024 spring revenue report on March 28, 2024, which is subject to PUC approval. The filing reflected ARA revenues for recovery of the COVID-19 related deferred costs through the Z-factor and the accelerated return of the Enterprise Resource Planning system benefits savings to Hawaii Electric Light and Maui Electric customers as part of the customer dividend, as follows. (See discussion under “Regulatory assets and liabilities” below).

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Recovery of COVID-19 related costs	$2.2	$0.5	$0.5	$3.2
Return of ERP benefit liability	—	(1.3)	(1.9)	(3.2)
Net 2024 ARA revenues	$2.2	$(0.8)	$(1.4)	$—
Note: Columns may not foot due to rounding.
The net incremental amounts between the 2023 fall and 2024 spring revenue reports are shown in the following table. The amounts are to be collected (refunded) from June 1, 2024 through May 31, 2025 under the RBA rate tariffs, which were included in the 2024 spring revenue report filing.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental RAM revenues and ARA revenues	$2.2	$(0.8)	$(1.4)	$—
Incremental PIMs (net)	(1.3)	(1.1)	(0.2)	(2.6)
Incremental MPIR/EPRM revenue adjustment	3.0	0.7	1.2	4.9
Incremental Pilot Process cost recovery	1.9	0.3	0.5	2.7
Net incremental amount to be collected under the RBA rate tariffs	$5.8	$(0.9)	$0.1	$5.0
Note: Columns may not foot due to rounding.
Regulatory assets and liabilities.
Regulatory asset related to retirement of Honolulu generating units 8 and 9. On December 22, 2023, the PUC issued a decision and order approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Honolulu units 8 and 9 assets that retired on December 31, 2023, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of March 31, 2024, the Utilities have recorded $29.1 million in regulatory assets for the remaining net book value of Honolulu generating units 8 and 9.
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
As of March 31, 2024, the Utilities have recorded $22.6 million in regulatory assets for the incremental costs incurred related to the Maui windstorm and wildfires event.
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
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net other operation and maintenance (O&M) expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers. On December 29, 2023, the PUC approved the Utilities’ proposal to accelerate flow-through of the ERP benefits savings currently tracked in regulatory liability accounts to Hawaii Electric Light and Maui Electric customers as part of the customer dividend in the ARA, to mitigate the impact of the Utilities’ recovery of the COVID-19 related costs on customers. See “Regulatory assets for COVID-19 related costs” section below.
As of March 31, 2024, the Utilities’ regulatory liability was $12.9 million ($2.2 million for Hawaiian Electric, $4.3 million for Hawaii Electric Light and $6.4 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 13, 2024 for the period January 1 through December 31, 2023.
Regulatory assets for COVID-19 related costs. On December 29, 2023, the PUC issued a decision and order (December 2023 D&O) approving the Utilities’ request to recover the COVID-19 related deferred costs up to $8.8 million evenly over a three-year recovery period from 2024 through 2026 through the Z-factor in the ARA. Following the Utilities’ motion for clarification or in the alternative partial reconsideration of the December 2023 D&O, on February 27, 2024, the PUC issued an order clarifying the December 2023 D&O and approving, among other things, the Utilities’ requests to base the recovery on the recorded balances as of December 31, 2023 and to modify the recovery period to begin June 1, 2024 and end May 31, 2027. As of March 31, 2024, the Utilities have recorded $8.6 million in regulatory assets for deferral of COVID-19 related costs.
Regulatory assets for suspension of disconnections related costs. Based on the circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, including the Utilities, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through July 2, 2024 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to HRS Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of March 31, 2024, the Utilities have recorded $1.0 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three months ended March 31, 2024 and 2023, and as of March 31, 2024 and December 31, 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$564,180	117,609	106,789	—	—	$788,578
Expenses
Fuel oil	210,199	31,185	42,912	—	—	284,296
Purchased power	117,518	32,056	10,243	—	—	159,817
Other operation and maintenance	90,884	24,590	28,416	—	—	143,890
Depreciation	42,004	10,964	9,844	—	—	62,812
Taxes, other than income taxes	53,409	10,957	10,042	—	—	74,408
Total expenses	514,014	109,752	101,457	—	—	725,223
Operating income	50,166	7,857	5,332	—	—	63,355
Allowance for equity funds used during construction	2,821	349	470	—	—	3,640
Equity in earnings of subsidiaries	6,024	—	—	—	(6,024)	—
Retirement defined benefits credit (expense)—other than service costs	927	168	(23)	—	—	1,072
Interest expense and other charges, net	(14,292)	(2,914)	(4,231)	—	1,452	(19,985)
Allowance for borrowed funds used during construction	1,079	107	200	—	—	1,386
Interest Income	2,663	155	66	—	(1,452)	1,432
Income before income taxes	49,388	5,722	1,814	—	(6,024)	50,900
Income taxes	9,897	1,198	85	—	—	11,180
Net income	39,491	4,524	1,729	—	(6,024)	39,720
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	39,491	4,390	1,634	—	(6,024)	39,491
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$39,221	4,390	1,634	—	(6,024)	$39,221

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$39,221	4,390	1,634	—	(6,024)	$39,221
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(508)	(38)	(59)	—	97	(508)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	459	35	49	—	(84)	459
Other comprehensive loss, net of taxes	(49)	(3)	(10)	—	13	(49)
Comprehensive income attributable to common shareholder	$39,172	4,387	1,624	—	(6,011)	$39,172

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,645	3,514	—	—	$52,019
Plant and equipment	5,442,481	1,470,238	1,389,730	—	—	8,302,449
Right-of-use assets - finance lease	318,326	36,075	—	—	—	354,401
Less accumulated depreciation	(1,962,980)	(673,926)	(612,183)	—	—	(3,249,089)
Construction in progress	249,111	36,013	45,619	—	—	330,743
Utility property, plant and equipment, net	4,089,798	874,045	826,680	—	—	5,790,523
Nonutility property, plant and equipment, less accumulated depreciation	5,294	115	1,532	—	—	6,941
Total property, plant and equipment, net	4,095,092	874,160	828,212	—	—	5,797,464
Investment in wholly owned subsidiaries, at equity	728,222	—	—	—	(728,222)	—
Current assets
Cash and cash equivalents	111,200	11,146	7,331	77	—	129,754
Restricted cash	2,000	—	—	—	—	2,000
Advances to affiliates	93,000	—	—	—	(93,000)	—
Customer accounts receivable, net	148,241	32,461	29,297	—	—	209,999
Accrued unbilled revenues, net	124,691	24,052	22,712	—	—	171,455
Other accounts receivable, net	47,107	7,619	21,606	—	(38,307)	38,025
Fuel oil stock, at average cost	121,468	15,596	24,369	—	—	161,433
Materials and supplies, at average cost	65,457	14,470	35,792	—	—	115,719
Prepayments and other	52,174	6,713	14,572	—	(1,434)	72,025
Regulatory assets	69,284	6,484	6,735	—	—	82,503
Total current assets	834,622	118,541	162,414	77	(132,741)	982,913
Other long-term assets
Operating lease right-of-use assets	33,628	25,733	8,856	—	—	68,217
Regulatory assets	194,038	14,050	24,476	—	—	232,564
Other	138,076	36,846	33,266	—	(14,484)	193,704
Total other long-term assets	365,742	76,629	66,598	—	(14,484)	494,485
Total assets	$6,023,678	1,069,330	1,057,224	77	(875,447)	$7,274,862
Capitalization and liabilities
Capitalization
Common stock equity	$2,435,282	364,177	363,968	77	(728,222)	$2,435,282
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,385,625	244,251	256,152	—	—	1,886,028
Total capitalization	3,843,200	615,428	625,120	77	(728,222)	4,355,603
Current liabilities
Current portion of operating lease liabilities	6,298	7,098	2,838	—	—	16,234
Current portion of long-term debt	39,941	4,992	1,998	—	—	46,931
Short-term borrowings from affiliate	—	—	93,000	—	(93,000)	—
Accounts payable	139,015	28,690	30,931	—	—	198,636
Interest and preferred dividends payable	35,795	3,808	4,870	—	(547)	43,926
Taxes accrued, including revenue taxes	219,385	34,955	29,540	—	(1,434)	282,446
Regulatory liabilities	11,488	8,353	6,308	—	—	26,149
Other	81,609	27,837	36,320	—	(37,760)	108,006
Total current liabilities	533,531	115,733	205,805	—	(132,741)	722,328
Deferred credits and other liabilities
Operating lease liabilities	33,090	18,989	6,320	—	—	58,399
Finance lease liabilities	306,262	34,879	—	—	—	341,141
Deferred income taxes	283,734	51,699	68,328	—	—	403,761
Regulatory liabilities	817,663	202,178	113,821	—	—	1,133,662
Unamortized tax credits	59,188	11,351	11,232	—	—	81,771
Defined benefit pension and other postretirement benefit plans liability	76,815	—	—	—	(14,484)	62,331
Other	70,195	19,073	26,598	—	—	115,866
Total deferred credits and other liabilities	1,646,947	338,169	226,299	—	(14,484)	2,196,931
Total capitalization and liabilities	$6,023,678	1,069,330	1,057,224	77	(875,447)	$7,274,862

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diary	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,859	5,645	3,594	—	—	$52,098
Plant and equipment	5,398,281	1,459,639	1,374,890	—	—	8,232,810
Finance lease right-of-use assets	306,099	36,075	—	—	—	342,174
Less accumulated depreciation	(1,925,660)	(666,581)	(605,273)	—	—	(3,197,514)
Construction in progress	247,836	33,488	38,899	—	—	320,223
Utility property, plant and equipment, net	4,069,415	868,266	812,110	—	—	5,749,791
Nonutility property, plant and equipment, less accumulated depreciation	5,295	115	1,532	—	—	6,942
Total property, plant and equipment, net	4,074,710	868,381	813,642	—	—	5,756,733
Investment in wholly owned subsidiaries, at equity	722,211	—	—	—	(722,211)	—
Current assets
Cash and cash equivalents	89,755	10,658	5,587	77	—	106,077
Restricted cash	2,000	—	—	—	—	2,000
Advances to affiliates	70,500	—	—	—	(70,500)	—
Customer accounts receivable, net	172,747	38,216	33,346	—	—	244,309
Accrued unbilled revenues, net	136,367	25,102	24,175	—	—	185,644
Other accounts receivable, net	143,160	13,318	32,521	—	(77,480)	111,519
Fuel oil stock, at average cost	108,228	17,968	22,041	—	—	148,237
Materials and supplies, at average cost	64,334	14,397	35,702	—	—	114,433
Prepayments and other	40,767	7,724	11,638	—	(1,638)	58,491
Regulatory assets	58,920	5,771	3,762	—	—	68,453
Total current assets	886,778	133,154	168,772	77	(149,618)	1,039,163
Other long-term assets
Operating lease right-of-use assets	34,856	27,470	9,551	—	—	71,877
Regulatory assets	189,417	13,575	23,359	—	—	226,351
Other	134,033	36,439	33,129	—	(14,171)	189,430
Total other long-term assets	358,306	77,484	66,039	—	(14,171)	487,658
Total assets	$6,042,005	1,079,019	1,048,453	77	(886,000)	$7,283,554
Capitalization and liabilities
Capitalization
Common stock equity	$2,409,110	359,790	362,344	77	(722,211)	$2,409,110
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,426,516	249,339	258,422	—	—	1,934,277
Total capitalization	3,857,919	616,129	625,766	77	(722,211)	4,377,680
Current liabilities
Current portion of operating lease liabilities	6,788	7,025	2,804	—	—	16,617
Short-term borrowings-affiliate	—	—	70,500	—	(70,500)	—
Accounts payable	136,102	29,418	25,520	—	—	191,040
Interest and preferred dividends payable	17,085	3,098	3,074	—	(375)	22,882
Taxes accrued, including revenue taxes	211,840	43,932	37,808	—	(1,638)	291,942
Regulatory liabilities	20,013	8,508	8,038	—	—	36,559
Other	165,131	33,240	50,170	—	(77,105)	171,436
Total current liabilities	556,959	125,221	197,914	—	(149,618)	730,476
Deferred credits and other liabilities
Operating lease liabilities	34,262	20,792	7,044	—	—	62,098
Finance lease liabilities	295,935	35,043	—	—	—	330,978
Deferred income taxes	280,029	51,661	67,311	—	—	399,001
Regulatory liabilities	803,404	199,173	111,554	—	—	1,114,131
Unamortized tax credits	61,130	11,650	11,532	—	—	84,312
Defined benefit pension and other postretirement benefit plans liability	74,842	—	—	—	(14,171)	60,671
Other	77,525	19,350	27,332		—	124,207
Total deferred credits and other liabilities	1,627,127	337,669	224,773	—	(14,171)	2,175,398
Total capitalization and liabilities	$6,042,005	1,079,019	1,048,453	77	(886,000)	$7,283,554

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2023	$2,409,110	359,790	362,344	77	(722,211)	$2,409,110
Net income for common stock	39,221	4,390	1,634	—	(6,024)	39,221
Other comprehensive loss, net of taxes	(49)	(3)	(10)	—	13	(49)
Common stock dividends	(13,000)	—	—	—	—	(13,000)
Balance, March 31, 2024	$2,435,282	364,177	363,968	77	(728,222)	$2,435,282

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2022	$2,344,170	344,720	357,036	77	(701,833)	$2,344,170
Net income for common stock	47,009	6,390	5,151	—	(11,541)	47,009
Other comprehensive loss, net of taxes	(45)	(6)	(6)	—	12	(45)
Common stock dividends	(32,250)	(4,475)	(3,675)	—	8,150	(32,250)
Balance, March 31, 2023	$2,358,884	346,629	358,506	77	(705,212)	$2,358,884

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$103,556	15,965	7,680	—	—	$127,201
Cash flows from investing activities
Capital expenditures	(55,261)	(14,954)	(27,817)	—	—	(98,032)
Advances to affiliates	(22,500)	—	—	—	22,500	—
Other	(1,093)	(240)	(308)	—	—	(1,641)
Net cash used in investing activities	(78,854)	(15,194)	(28,125)	—	22,500	(99,673)
Cash flows from financing activities
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	—	—	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	—	22,500	—	(22,500)	—
Payments of obligations under finance leases	(1,646)	(154)	—			(1,800)
Other	(1,112)	(129)	(311)	—	—	(1,552)
Net cash provided by (used in) financing activities	(3,257)	(283)	22,189	—	(22,500)	(3,851)
Net increase in cash, cash equivalents and restricted cash	21,445	488	1,744	—	—	23,677
Cash, cash equivalents and restricted cash, beginning of period	91,755	10,658	5,587	77	—	108,077
Cash, cash equivalents and restricted cash, end of period	113,200	11,146	7,331	77	—	131,754
Less: Restricted cash	(2,000)	—	—	—	—	(2,000)
Cash and cash equivalents, end of period	$111,200	11,146	7,331	77	—	$129,754

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$143,356	18,733	15,416	—	(8,150)	$169,355
Cash flows from investing activities
Capital expenditures	(74,916)	(20,747)	(26,476)	—	—	(122,139)
Advances from affiliates	—	4,500	21,700	—	(26,200)	—
Other	1,094	153	298	—	—	1,545
Net cash used in investing activities	(73,822)	(16,094)	(4,478)	—	(26,200)	(120,594)
Cash flows from financing activities
Common stock dividends	(32,250)	(4,475)	(3,675)	—	8,150	(32,250)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Proceeds from issuance of long-term debt	100,000	25,000	25,000	—	—	150,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(114,167)	—	—	—	26,200	(87,967)
Payments of obligations under finance leases	(575)	—	—	—	—	(575)
Other	(458)	(116)	(116)	—	—	(690)
Net cash provided by (used in) financing activities	(47,720)	20,275	21,114	—	34,350	28,019
Net increase in cash and cash equivalents	21,814	22,914	32,052	—	—	76,780
Cash and cash equivalents, beginning of period	27,579	5,092	6,494	77	—	39,242
Cash and cash equivalents, end of period	$49,393	28,006	38,546	77	—	$116,022

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 5 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended March 31
(in thousands)	2024	2023
Interest and dividend income
Interest and fees on loans	$72,971	$64,842
Interest and dividends on investment securities	14,964	14,637
Total interest and dividend income	87,935	79,479
Interest expense
Interest on deposit liabilities	17,432	6,837
Interest on other borrowings	8,154	7,721
Total interest expense	25,586	14,558
Net interest income	62,349	64,921
Provision for credit losses	(2,159)	1,175
Net interest income after provision for credit losses	64,508	63,746
Noninterest income
Fees from other financial services	4,874	4,679
Fee income on deposit liabilities	4,898	4,599
Fee income on other financial products	2,743	2,744
Bank-owned life insurance	3,584	1,425
Mortgage banking income	424	130
Other income, net	686	801
Total noninterest income	17,209	14,378
Noninterest expense
Compensation and employee benefits	32,459	30,204
Occupancy	5,063	5,588
Data processing	4,846	5,012
Services	4,151	2,595
Equipment	2,649	2,646
Office supplies, printing and postage	1,018	1,165
Marketing	776	1,016
Other expense	4,942	6,191
Total noninterest expense	55,904	54,417
Income before income taxes	25,813	23,707
Income taxes	4,879	5,145
Net income	20,934	18,562
Other comprehensive income (loss), net of taxes	(9,768)	18,430
Comprehensive income	$11,166	$36,992

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended March 31
(in thousands)	2024	2023
Interest and dividend income	$87,935	$79,479
Noninterest income	17,209	14,378
*Revenues-Bank	105,144	93,857
Total interest expense	25,586	14,558
Provision for credit losses	(2,159)	1,175
Noninterest expense	55,904	54,417
Less: Retirement defined benefits credit—other than service costs	(281)	(187)
*Expenses-Bank	79,612	70,337
*Operating income-Bank	25,532	23,520
Add back: Retirement defined benefits credit—other than service costs	(281)	(187)
Income before income taxes	$25,813	$23,707

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	March 31, 2024		December 31, 2023
Assets
Cash and due from banks		$126,259		$184,383
Interest-bearing deposits		100,681		251,072
Cash and cash equivalents		226,940		435,455
Investment securities
Available-for-sale, at fair value		1,091,889		1,136,439
Held-to-maturity, at amortized cost (fair value of $1,074,735 and $1,103,668, at March 31, 2024 and December 31, 2023, respectively)		1,191,074		1,201,314
Stock in Federal Home Loan Bank, at cost		32,489		14,728
Loans held for investment		6,116,722		6,180,810
Allowance for credit losses		(71,057)		(74,372)
Net loans		6,045,665		6,106,438
Loans held for sale, at lower of cost or fair value		2,923		15,168
Other		687,059		681,460
Goodwill		82,190		82,190
Total assets		$9,360,229		$9,673,192
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,557,240		$2,599,762
Deposit liabilities—interest-bearing		5,447,824		5,546,016
Other borrowings		593,000		750,000
Other		220,570		247,563
Total liabilities		8,818,634		9,143,341

Common stock		1		1
Additional paid-in capital		358,645		358,067
Retained earnings		484,989		464,055
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(293,466)		$(282,963)
Retirement benefit plans	(8,574)	(302,040)	(9,309)	(292,272)
Total shareholder’s equity		541,595		529,851
Total liabilities and shareholder’s equity		$9,360,229		$9,673,192

Other assets
Bank-owned life insurance		$191,448		$187,857
Premises and equipment, net		184,684		187,042
Accrued interest receivable		29,697		28,472
Mortgage-servicing rights		8,050		8,169
Low-income housing investments		108,314		112,234
Deferred tax asset		108,240		104,292
Other		56,626		53,394
		$687,059		$681,460
Other liabilities
Accrued expenses		$114,289		$115,231
Cashier’s checks		34,908		40,479
Advance payments by borrowers		5,559		10,107
Other		65,814		81,746
		$220,570		$247,563

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of FHLB advances and borrowings from the Federal Reserve Bank.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
March 31, 2024
Available-for-sale
U.S. Treasury and federal agency obligations	$10,052	$—	$(415)	$9,637	—	$—	$—	8	$9,637	$(415)
Mortgage-backed securities*	1,256,426	—	(221,292)	1,035,134	2	1,340	(17)	115	1,033,794	(221,275)
Corporate bonds	35,205	—	(2,304)	32,901	—	—	—	3	32,901	(2,304)
Mortgage revenue bonds	14,217	—	—	14,217	—	—	—	—	—	—
	$1,315,900	$—	$(224,011)	$1,091,889	2	$1,340	$(17)	126	$1,076,332	$(223,994)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,923	$—	$(7,830)	$52,093	—	$—	$—	3	$52,094	$(7,830)
Mortgage-backed securities*	1,131,151	85	(108,594)	1,022,642	55	549,389	(18,604)	45	448,729	(89,990)
	$1,191,074	$85	$(116,424)	$1,074,735	55	$549,389	$(18,604)	48	$500,823	$(97,820)
December 31, 2023
Available-for-sale
U.S. Treasury and federal agency obligations	$12,437	$—	$(427)	$12,010	—	$—	$—	9	$12,010	$(427)
Mortgage-backed securities*	1,279,852	—	(202,684)	1,077,168	3	1,649	(22)	116	1,075,519	(202,662)
Corporate bonds	35,239	—	(2,336)	32,903	—	—	—	3	32,903	(2,336)
Mortgage revenue bonds	14,358	—	—	14,358	—	—	—	—	—	—
	$1,341,886	$—	$(205,447)	$1,136,439	3	$1,649	$(22)	128	$1,120,432	$(205,425)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,917	$—	$(7,135)	$52,782	—	$—	$—	3	$52,782	$(7,135)
Mortgage-backed securities*	1,141,397	2,221	(92,732)	1,050,886	37	378,326	(7,610)	43	432,082	(85,122)
	$1,201,314	$2,221	$(99,867)	$1,103,668	37	$378,326	$(7,610)	46	$484,864	$(92,257)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at March 31, 2024 and December 31, 2023, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be rated investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government, an agency of the government or a government-sponsored entity. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at March 31, 2024 and December 31, 2023.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of investment securities were as follows:

March 31, 2024	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$777	$759
Due after one year through five years	44,480	41,779
Due after five years through ten years	14,217	14,217
Due after ten years	—	—
	59,474	56,755
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,256,426	1,035,134
Total available-for-sale securities	$1,315,900	$1,091,889
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	39,841	35,225
Due after five years through ten years	20,082	16,868
Due after ten years	—	—
	59,923	52,093
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,131,151	1,022,642
Total held-to-maturity securities	$1,191,074	$1,074,735
There were no sales of available-for-sale securities for the three months ended March 31, 2024 and 2023.
The components of loans were summarized as follows:

	March 31, 2024	December 31, 2023
(in thousands)
Real estate:
Residential 1-4 family	$2,598,091	$2,595,162
Commercial real estate	1,368,394	1,374,038
Home equity line of credit	996,049	1,017,207
Residential land	18,197	18,364
Commercial construction	185,857	172,405
Residential construction	17,756	17,843
Total real estate	5,184,344	5,195,019
Commercial	704,638	743,303
Consumer	256,273	272,256
Total loans	6,145,255	6,210,578
Less: Deferred fees and discounts	(28,533)	(29,768)
Allowance for credit losses	(71,057)	(74,372)
Total loans, net	$6,045,665	$6,106,438
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination.
As of March 31, 2024, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended March 31, 2024
Allowance for credit losses:
Beginning balance	$7,435	$22,185	$7,778	$621	$3,603	$43	$9,122	$23,585	$74,372
Charge-offs	(842)	—	—	—	—	—	(114)	(2,719)	(3,675)
Recoveries	186	—	238	—	—	—	95	1,000	1,519
Provision	(373)	(1,851)	57	51	(202)	(2)	(1,489)	2,650	(1,159)
Ending balance	$6,406	$20,334	$8,073	$672	$3,401	$41	$7,614	$24,516	$71,057
Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance	$6,270	$21,898	$6,125	$717	$1,195	$46	$12,426	$23,539	$72,216
Charge-offs	(809)	—	(63)	—	—	—	(227)	(2,323)	(3,422)
Recoveries	4	—	17	—	—	—	398	908	1,327
Provision	(853)	803	(26)	(97)	(460)	(18)	(661)	2,487	1,175
Ending balance	$4,612	$22,701	$6,053	$620	$735	$28	$11,936	$24,611	$71,296

Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended March 31, 2024
Allowance for loan commitments:
Beginning balance	$600	$4,300	$200	$5,100
Provision	—	(1,200)	200	(1,000)
Ending balance	$600	$3,100	$400	$4,100
Three months ended March 31, 2023
Allowance for loan commitments:
Beginning balance	$400	$2,600	$1,400	$4,400
Provision	—	—	—	—
Ending balance	$400	$2,600	$1,400	$4,400
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Converted to term loans	Total
March 31, 2024
Residential 1-4 family
Current	$43,536	$260,253	$401,887	$722,614	$395,190	$761,888	$—	$—	$2,585,368
30-59 days past due	—	—	—	—	—	2,191	—	—	2,191
60-89 days past due	—	—	—	—	—	773	—	—	773
Greater than 89 days past due	—	—	1,928	1,893	1,129	4,809	—	—	9,759
	43,536	260,253	403,815	724,507	396,319	769,661	—	—	2,598,091
Home equity line of credit
Current	—	—	—	—	—	—	929,649	62,087	991,736
30-59 days past due	—	—	—	—	—	—	971	700	1,671
60-89 days past due	—	—	—	—	—	—	740	169	909
Greater than 89 days past due	—	—	—	—	—	—	1,418	315	1,733
	—	—	—	—	—	—	932,778	63,271	996,049
Residential land
Current	1,955	3,748	3,888	5,467	1,746	718	—	—	17,522
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	675	—	—	—	—	—	675
	1,955	3,748	4,563	5,467	1,746	718	—	—	18,197
Residential construction
Current	388	6,189	10,440	739	—	—	—	—	17,756
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	388	6,189	10,440	739	—	—	—	—	17,756
Consumer
Current	8,829	76,930	141,903	8,207	1,127	406	10,207	2,395	250,004
30-59 days past due	205	612	1,559	167	11	11	152	110	2,827
60-89 days past due	—	613	1,150	84	15	3	70	49	1,984
Greater than 89 days past due	—	369	681	68	26	10	90	214	1,458
	9,034	78,524	145,293	8,526	1,179	430	10,519	2,768	256,273
Commercial real estate
Pass	8,436	104,489	382,853	191,109	265,611	363,035	15,482	—	1,331,015
Special Mention	—	—	1,975	—	—	17,338	—	—	19,313
Substandard	—	—	—	1,527	—	13,991	—	—	15,518
Doubtful	—	—	—	—	—	2,548	—	—	2,548
	8,436	104,489	384,828	192,636	265,611	396,912	15,482	—	1,368,394
Commercial construction
Pass	—	55,494	39,399	26,545	1,333	—	63,086	—	185,857
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	55,494	39,399	26,545	1,333	—	63,086	—	185,857
Commercial
Pass	11,996	102,699	178,426	105,411	72,558	83,332	99,943	6,284	660,649
Special Mention	—	19,524	6,774	933	—	228	7,176	—	34,635
Substandard	—	—	2,869	1,790	—	3,182	1,276	139	9,256
Doubtful	—	—	—	—	98	—	—	—	98
	11,996	122,223	188,069	108,134	72,656	86,742	108,395	6,423	704,638
Total loans	$75,345	$630,920	$1,176,407	$1,066,554	$738,844	$1,254,463	$1,130,260	$72,462	$6,145,255

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Converted to term loans	Total
December 31, 2023
Residential 1-4 family
Current	$263,605	$407,304	$729,256	$399,766	$104,487	$672,408	$—	$—	$2,576,826
30-59 days past due	—	708	—	268	—	3,525	—	—	4,501
60-89 days past due	—	726	2,694	—	—	1,745	—	—	5,165
Greater than 89 days past due	—	2,519	871	1,129	489	3,662	—	—	8,670
	263,605	411,257	732,821	401,163	104,976	681,340	—	—	2,595,162
Home equity line of credit
Current	—	—	—	—	—	—	954,461	59,146	1,013,607
30-59 days past due	—	—	—	—	—	—	1,219	262	1,481
60-89 days past due	—	—	—	—	—	—	597	—	597
Greater than 89 days past due	—	—	—	—	—	—	1,111	411	1,522
	—	—	—	—	—	—	957,388	59,819	1,017,207
Residential land
Current	3,788	4,097	7,234	1,847	—	723	—	—	17,689
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	675	—	—	—	—	—	—	675
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	3,788	4,772	7,234	1,847	—	723	—	—	18,364
Residential construction
Current	5,369	10,984	1,490	—	—	—	—	—	17,843
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,369	10,984	1,490	—	—	—	—	—	17,843
Consumer
Current	87,686	153,239	9,852	1,654	451	200	10,663	2,779	266,524
30-59 days past due	805	1,314	176	29	24	—	56	163	2,567
60-89 days past due	385	886	114	41	21	—	60	69	1,576
Greater than 89 days past due	354	786	101	24	34	—	67	223	1,589
	89,230	156,225	10,243	1,748	530	200	10,846	3,234	272,256
Commercial real estate
Pass	104,368	384,144	180,986	267,458	65,625	307,367	15,482	—	1,325,430
Special Mention	—	1,975	11,159	—	14,110	3,008	—	—	30,252
Substandard	—	—	1,538	—	11,048	5,770	—	—	18,356
Doubtful	—	—	—	—	—	—	—	—	—
	104,368	386,119	193,683	267,458	90,783	316,145	15,482	—	1,374,038
Commercial construction
Pass	45,863	33,240	26,133	1,333	—	—	65,836	—	172,405
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	45,863	33,240	26,133	1,333	—	—	65,836	—	172,405
Commercial
Pass	124,667	199,796	106,669	73,976	37,580	80,012	87,206	6,250	716,156
Special Mention	1,860	6,989	951	—	250	—	7,352	—	17,402
Substandard	—	2,962	1,848	98	60	3,369	1,275	133	9,745
Doubtful	—	—	—	—	—	—	—	—	—
	126,527	209,747	109,468	74,074	37,890	83,381	95,833	6,383	743,303
Total loans	$638,750	$1,212,344	$1,081,072	$747,623	$234,179	$1,081,789	$1,145,385	$69,436	$6,210,578

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Gross charge-offs by portfolio segment and vintage were as follows:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Three months ended March 31, 2024
Residential 1-4 family	$—	$—	$361	$277	$—	$204	$842
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—
Residential land	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	—	—	—	14	—	100	114
Consumer	166	937	1,342	127	36	111	2,719
Total	$166	$937	$1,703	$418	$36	$415	$3,675

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three months ended March 31, 2023
Residential 1-4 family	$—	$—	$—	$—	$—	$809	$809
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	—	—	43	—	—	20	63
Residential land	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	—	—	51	—	8	168	227
Consumer	189	1,524	319	57	176	58	2,323
Total	$189	$1,524	$413	$57	$184	$1,055	$3,422

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the three months ended March 31, 2024 in the commercial, home equity line of credit and consumer portfolios were $0.8 million, $6.5 million and $0.2 million, respectively. Revolving loans converted to term loans during the three months ended March 31, 2023 in the commercial, home equity line of credit and consumer portfolios were $1.2 million, $7.8 million and $1.1 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
March 31, 2024
Real estate:
Residential 1-4 family	$2,191	$773	$9,759	$12,723	$2,585,368	$2,598,091	$425
Commercial real estate	—	—	11,048	11,048	1,357,346	1,368,394	—
Home equity line of credit	1,671	909	1,733	4,313	991,736	996,049	—
Residential land	—	—	675	675	17,522	18,197	—
Commercial construction	—	—	—	—	185,857	185,857	—
Residential construction	—	—	—	—	17,756	17,756	—
Commercial	72	—	139	211	704,427	704,638	—
Consumer	2,827	1,984	1,458	6,269	250,004	256,273	—
Total loans	$6,761	$3,666	$24,812	$35,239	$6,110,016	$6,145,255	$425
December 31, 2023
Real estate:
Residential 1-4 family	$4,501	$5,165	$8,670	$18,336	$2,576,826	$2,595,162	$425
Commercial real estate	—	—	11,048	11,048	1,362,990	1,374,038	—
Home equity line of credit	1,481	597	1,522	3,600	1,013,607	1,017,207	—
Residential land	—	675	—	675	17,689	18,364	—
Commercial construction	—	—	—	—	172,405	172,405	—
Residential construction	—	—	—	—	17,843	17,843	—
Commercial	163	135	244	542	742,761	743,303	—
Consumer	2,567	1,576	1,589	5,732	266,524	272,256	—
Total loans	$8,712	$8,148	$23,073	$39,933	$6,170,645	$6,210,578	$425
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	March 31, 2024			December 31, 2023
	With a related ACL	Without a related ACL	Total	With a related ACL	Without a related ACL	Total
Real estate:
Residential 1-4 family	$8,758	$5,225	$13,983	$7,755	$2,190	$9,945
Commercial real estate	11,048	—	11,048	11,048	—	11,048
Home equity line of credit	2,404	1,538	3,942	2,626	1,135	3,761
Residential land	675	—	675	780	—	780
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	238	188	426	133	301	434
Consumer	2,516	—	2,516	2,458	—	2,458
Total	$25,639	$6,951	$32,590	$24,800	$3,626	$28,426
ASB did not recognize interest on nonaccrual loans for the three months ended March 31, 2024 and 2023.

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
Loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 were as follows:

(in thousands)	Term extension	Payment delay	Combination payment delay & term extension	Total	% of total class of loans
Real estate loans
Residential 1-4 family	$266	$3,311	$—	$3,577	0.14%
Commercial real estate	—	—	1,975	1,975	0.14%
Home equity line of credit	—	447	—	447	0.04%
Residential land	—	675	—	675	3.71%
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$266	$4,433	$1,975	$6,674	0.11%
Financial effect of loan modifications during the three months ended March 31, 2024 for borrowers experiencing financial difficulty were as follows:

	Weighted average
	Term extension (in months)	Payment delay (in months)
Real estate loans
Residential 1-4 family	156	9
Commercial real estate	9	9
Home equity line of credit	—	9
Residential land	—	9
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Credit risk profile based on payment activity for loans modified during the three months ended March 31, 2024 were as follows:

(in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Real estate loans
Residential 1-4 family	$266	$—	$—	$3,311	$3,577
Commercial real estate	1,975	—	—	—	1,975
Home equity line of credit	447	—	—	—	447
Residential land	—	—	—	675	675
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$2,688	$—	$—	$3,986	$6,674
During the three months ended March 31, 2024, there were no loan modifications made to borrowers experiencing financial difficulty that defaulted.
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	March 31, 2024	December 31, 2023	Collateral type
Real estate:
Residential 1-4 family	$5,731	$2,272	Residential real estate property
Commercial real estate	11,048	11,048	Commercial real estate property
Home equity line of credit	1,674	1,135	Residential real estate property
Total real estate	18,453	14,455
Commercial	286	301	Business assets
Total	$18,739	$14,756
ASB had $4.8 million and $3.4 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2024 and December 31, 2023, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $26.4 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively, and recognized gains on such sales of $0.4 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
There were no repurchased mortgage loans for the three months ended March 31, 2024 and 2023.
Mortgage servicing fees, a component of other income, net, were $0.9 million for the three months ended March 31, 2024 and 2023.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
March 31, 2024	$17,939	$(9,889)	$—	$8,050
December 31, 2023	18,241	(10,072)	—	8,169

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Changes related to MSRs were as follows:

	Three months ended March 31
(in thousands)	2024	2023
Mortgage servicing rights
Beginning balance	$8,169	$9,047
Amount capitalized	198	51
Amortization	(317)	(353)
Other-than-temporary impairment	—	—
Carrying amount before valuation allowance	8,050	8,745
Valuation allowance for mortgage servicing rights
Beginning balance	—	—
Provision	—	—
Other-than-temporary impairment	—	—
Ending balance	—	—
Net carrying value of mortgage servicing rights	$8,050	$8,745
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Unpaid principal balance	$1,399,266	$1,402,736
Weighted average note rate	3.52%	3.47%
Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed	6.13%	5.71%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Prepayment rate:
25 basis points adverse rate change	$(125)	$(90)
50 basis points adverse rate change	(274)	(204)
Discount rate:
25 basis points adverse rate change	(197)	(203)
50 basis points adverse rate change	(391)	(402)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.

Other borrowings.  As of March 31, 2024 and December 31, 2023, ASB had $593.0 million and $200.0 million of FHLB advances outstanding, respectively, and borrowings with the Federal Reserve Bank of nil and $550.0 million, respectively. As of March 31, 2024, ASB was in compliance with all FHLB Advances, Pledge and Security Agreement requirements and all requirements to borrow at the Federal Reserve Discount Window Primary Credit Facility under 12 CFR 201.4(a) guidelines.

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	March 31, 2024		December 31, 2023
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$8,938	$136	$6,246	$86
Forward commitments	6,900	(13)	5,500	(18)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	March 31, 2024		December 31, 2023
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$136	$—	$86	$—
Forward commitments	1	14	—	18
	$137	$14	$86	$18
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended March 31
(in thousands)		2024	2023
Interest rate lock commitments	Mortgage banking income	$50	$17
Forward commitments	Mortgage banking income	5	(13)
		$55	$4
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $87.9 million at March 31, 2024 and December 31, 2023. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of March 31, 2024, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.

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
On April 21, 2023, HEI and Hawaiian Electric executed Amendment No. 1 to the Credit Facilities (Amendment). The Amendment was executed to reflect the transition from the London Inter-Bank Offered Rate to the Term Secured Overnight Financing Rate (SOFR) as the benchmark interest rate for non-Alternate Base Rate (ABR) Loans under the Credit Facilities.
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
After multiple downgrades of the Companies’ credit ratings to ratings below investment grade by Fitch, Moody’s and S&P due to the Maui windstorm and wildfires, on August 15, 2023, HEI made an initial $2.5 million draw on its $175 million existing revolving credit facility to repay maturing commercial paper. By August 23, 2023, HEI drew its remaining and Hawaiian Electric drew its full committed capacity on their respective existing revolving credit facilities, totaling $175 million and $200 million, respectively. The draws were made to provide access to liquidity and support the Company’s restoration efforts on Maui. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes.
Under the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy effective January 1, 2020 (the Intercompany Borrowing Policy), HEI has committed to make revolving short-term loans to Hawaiian Electric pursuant to the terms set forth in the standing commitment letter dated December 8, 2023 (the 2023 Commitment Letter). For loans that mature on or before December 6, 2024, the 2023 Commitment Letter provides a borrowing limit of $75 million outstanding at any time and the applicable interest rate. Hawaiian Electric currently has no borrowings under the Intercompany Borrowing Policy and the 2023 Commitment Letter.
Changes in debt. As of March 31, 2024, the Company and Hawaiian Electric were in compliance with all applicable financial covenants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 7 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2023	$(282,963)	$1,638	$(8,025)	$(289,350)	$2,849
Current period other comprehensive income (loss)	(10,503)	692	10	(9,801)	(49)
Balance, March 31, 2024	$(293,466)	$2,330	$(8,015)	$(299,151)	$2,800
Balance, December 31, 2022	$(328,904)	$1,991	$(9,115)	$(336,028)	$2,861
Current period other comprehensive income (loss)	20,282	138	68	20,488	(45)
Balance, March 31, 2023	$(308,622)	$2,129	$(9,047)	$(315,540)	$2,816

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI		Affected line item in the Statements of Income / Balance Sheets
	Three months ended March 31
(in thousands)	2024	2023
HEI consolidated
Amortization of unrealized holding losses on held-to-maturity securities	$3,086	$3,677	Bank revenues
Net realized gains on derivatives qualifying as cash flow hedges	(48)	(48)	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net gains recognized during the period in net periodic benefit cost	(449)	(357)	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	459	425	See Note 9 for additional details
Total reclassifications	$3,048	$3,697
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net gains recognized during the period in net periodic benefit cost	$(508)	$(470)	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	459	425	See Note 9 for additional details
Total reclassifications	$(49)	$(45)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 8 · Revenues
The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended March 31, 2024
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$241,522	$—	$—	$241,522
Electric energy sales - commercial	241,768	—	—	241,768
Electric energy sales - large light and power	271,087	—	—	271,087
Electric energy sales - other	4,946	—	—	4,946
Bank fees	—	12,515	—	12,515
Other sales	—	—	3,306	3,306
Total revenues from contracts with customers	759,323	12,515	3,306	775,144
Revenues from other sources
Regulatory revenue	21,190	—	—	21,190
Bank interest and dividend income	—	87,935	—	87,935
Other bank noninterest income	—	4,694	—	4,694
Other	8,065	—	130	8,195
Total revenues from other sources	29,255	92,629	130	122,014
Total revenues	$788,578	$105,144	$3,436	$897,158
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,515	$—	$12,515
Services/goods transferred over time	759,323	—	3,306	762,629
Total revenues from contracts with customers	$759,323	$12,515	$3,306	$775,144

	Three months ended March 31, 2023
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$255,550	$—	$—	$255,550
Electric energy sales - commercial	254,470	—	—	254,470
Electric energy sales - large light and power	290,978	—	—	290,978
Electric energy sales - other	5,457	—	—	5,457
Bank fees	—	12,022	—	12,022
Other sales	—	—	3,907	3,907
Total revenues from contracts with customers	806,455	12,022	3,907	822,384
Revenues from other sources
Regulatory revenue	15,604	—	—	15,604
Bank interest and dividend income	—	79,479	—	79,479
Other bank noninterest income	—	2,356	—	2,356
Other	8,302	—	112	8,414
Total revenues from other sources	23,906	81,835	112	105,853
Total revenues	$830,361	$93,857	$4,019	$928,237
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,022	$—	$12,022
Services/goods transferred over time	806,455	—	3,907	810,362
Total revenues from contracts with customers	$806,455	$12,022	$3,907	$822,384
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2023 or as of March 31, 2024. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of March 31, 2024, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 9 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  The Company made no contributions to its pension and other postretirement benefit plans during the first three months of 2024, compared to $2 million ($2 million by the Utilities) in the first three months of 2023. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2024 is comparable to 2023 at $8 million ($8 million by the Utilities). In addition, in 2024, comparable to 2023, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended March 31
	Pension benefits		Other benefits
(in thousands)	2024	2023	2024	2023
HEI consolidated
Service cost	$11,264	$11,396	$281	$344
Interest cost	26,506	25,621	1,867	2,157
Expected return on plan assets	(35,982)	(35,195)	(3,485)	(3,405)
Amortization of net prior period gain	—	—	—	(219)
Amortization of net actuarial (gain)/losses	111	188	(713)	(449)
Net periodic pension/benefit cost (return)	1,899	2,010	(2,050)	(1,572)
Impact of PUC D&Os	18,090	18,133	1,888	1,425
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,989	$20,143	$(162)	$(147)
Hawaiian Electric consolidated
Service cost	$10,916	$11,019	$278	$340
Interest cost	24,627	23,698	1,779	2,063
Expected return on plan assets	(33,777)	(32,972)	(3,434)	(3,353)
Amortization of net prior period gain	—	—	—	(218)
Amortization of net actuarial (gain)/losses	12	19	(694)	(434)
Net periodic pension/benefit cost (return)	1,778	1,764	(2,071)	(1,602)
Impact of PUC D&Os	18,090	18,133	1,888	1,425
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,868	$19,897	$(183)	$(177)
HEI consolidated recorded retirement benefits expense of $11 million ($11 million by the Utilities) in the first three months of both 2024 and 2023 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first three months of 2024 and 2023, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $3.0 million and $2.7 million, respectively, and cash contributions were $2.9 million and $2.7 million, respectively. For the first three months of 2024 and 2023, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $1.8 million and $1.3 million, respectively.

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
As of March 31, 2024, approximately 2.5 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.9 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of March 31, 2024, there were 168,177 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2024	2023
HEI consolidated
Share-based compensation expense [1]	$1.3	$2.0
Income tax benefit	0.1	0.3
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.4	0.7
Income tax benefit	—	0.1
1    For the three months ended March 31, 2024 and 2023, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended March 31
(dollars in millions)	2024	2023
Shares granted	—	1,509
Fair value	$—	$0.1
Income tax benefit	—	—
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2024		2023
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	189,024	$41.23	182,528	$39.75
Granted	—	—	100,088	42.41
Vested	(97,050)	40.39	(80,077)	39.30
Forfeited	(1,071)	41.97	(406)	38.39
Outstanding, end of period	90,903	$42.11	202,133	$41.25
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$4.2
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2024 and 2023, total restricted stock units and related dividends that vested had a fair value of $1.4 million and $3.6 million, respectively, and the related tax benefits were $0.3 million and $0.8 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
As of March 31, 2024, there was $3.4 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.6 years.
Long-term incentive plan payable in stock.  The 2022-24, 2023-25 and 2024-26 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Peer Group (Edison Electric Institute Index (EEI Index) for the 2022-24 performance period, and compared to the Company's compensation peer group consisting of companies in the EEI Index and approved by the Company's Compensation and Human Capital Management Committee for the 2023-25 and 2024-26 performance periods), in each case over the relevant three-year period. The other performance condition goals relate to EPS growth, cumulative EPS, return on average common equity (ROACE), carbon emissions reduction, Hawaiian Electric’s net income growth, credit rating and public safety, ASB’s efficiency ratio and strategic initiatives and Pacific Current’s EBITDA growth and return on average invested capital.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended March 31
	2024		2023
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	76,477	$50.11	71,574	$47.67
Granted	62,152	17.28	27,123	55.98
Vested (issued or unissued and cancelled)	(28,577)	41.12	(18,691)	48.62
Forfeited	(409)	55.63	—	—
Outstanding, end of period	109,643	$33.82	80,006	$50.27
Total weighted-average grant-date fair value of shares granted (in millions)	$1.1		$1.5
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2024	2023
Risk-free interest rate	4.25%	4.19%
Expected life in years	3	3
Expected volatility	52.5%	33.1%
Range of expected volatility for Peer Group	12.3% to 52.5%	28.7% to 38.8%
Grant-date fair value (per share)	$17.28	$55.98
There were no share-based LTIP awards linked to TSR with a vesting date in 2024 and 2023.
As of March 31, 2024, there was $2.1 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2024		2023
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	327,085	$39.44	309,589	$39.50
Granted	362,963	13.09	108,499	42.41
Vested	(113,118)	34.93	(62,778)	48.07
Increase above target (cancelled)	(546)	41.29	—	—
Forfeited	(1,640)	42.04	—	—
Outstanding, end of period	574,744	$23.68	355,310	$38.87
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$4.8		$4.6
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2024 and 2023, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and $2.9 million, respectively, and the related tax benefits were $0.4 million and $0.6 million, respectively.
As of March 31, 2024, there was $7.8 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 2.2 years.
Note 11 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) for the three months ended March 31, 2024 were 22%. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the 2017 Tax Cuts and Jobs Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments and the non-taxability of the bank-owned life insurance income.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 12 · Cash flows

Three months ended March 31	2024	2023
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$62	$21
Income taxes paid (including refundable credits)	18	—
Hawaiian Electric consolidated
Interest paid to non-affiliates	14	6
Income taxes paid (including refundable credits)	21	3
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	6	1
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	30	50
Right-of-use assets obtained in exchange for finance lease obligations (financing)	13	40
Right-of-use assets obtained in exchange for operating lease obligations (investing)	1	1
Common stock issued (gross) for director and executive/management compensation (financing)[1]	3	7
Obligations to fund low income housing investments (investing)	—	7
Loans transferred from held for investment to held for sale (investing)	20	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	6	1
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	29	48
Right-of-use assets obtained in exchange for finance lease obligations (financing)	12	40
Common stock dividends payable (financing)	13	—
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
both published and unpublished sources of market related assumptions and its own experience and expertise to arrive at a value. ASB uses the third-party value only to assess the reasonableness of its own estimate. ASB includes MSRs within Level 3 of the valuation hierarchy.
Time certificates. The fair value of fixed-maturity certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for FHLB advances of similar remaining maturities. Deposit liabilities are classified in Level 2 of the valuation hierarchy.
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2024
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,091,889	$—	$1,077,672	$14,217	$1,091,889
Held-to-maturity investment securities	1,191,074	—	1,074,735	—	1,074,735
Loans, net	6,048,588	—	2,922	5,606,328	5,609,250
Mortgage servicing rights	8,050	—	—	18,430	18,430
Derivative assets	41,967	—	1,815	—	1,815
Financial liabilities
HEI consolidated
Deposit liabilities - time certificates	1,007,258	—	996,493	—	996,493
Other bank borrowings	593,000	—	591,244	—	591,244
Long-term debt, net—other than bank	2,837,875	—	2,145,625	—	2,145,625
Derivative liabilities	6,250	14	—	—	14
Hawaiian Electric consolidated
Long-term debt, net	1,932,959	—	1,392,483	—	1,392,483
December 31, 2023
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,136,439	$—	$1,122,081	$14,358	$1,136,439
Held-to-maturity investment securities	1,201,314	—	1,103,668	—	1,103,668
Loans, net	6,121,606	—	15,176	5,723,823	5,738,999
Mortgage servicing rights	8,169	—	—	18,722	18,722
Derivative assets	16,880	—	1,058	—	1,058
Financial liabilities
HEI consolidated
Deposit liabilities - time certificates	1,063,907	—	1,053,101	—	1,053,101
Other bank borrowings	750,000	—	747,508	—	747,508
Long-term debt, net—other than bank	2,842,429	—	2,133,225	—	2,133,225
Derivative liabilities	28,449	18	303	—	321
Hawaiian Electric consolidated
Long-term debt, net	1,934,277	—	1,385,025	—	1,385,025

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2024			December 31, 2023
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,035,134	$—	$—	$1,077,168	$—
U.S. Treasury and federal agency obligations	—	9,637	—	—	12,010	—
Corporate bonds	—	32,901	—	—	32,903	—
Mortgage revenue bonds	—	—	14,217	—	—	14,358
	$—	$1,077,672	$14,217	$—	$1,122,081	$14,358
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$136	$—	$—	$86	$—
Forward commitments (bank segment)[1]	—	1	—	—	—	—
Interest rate swap (Other segment)[2]	—	1,678	—	—	972	—
	$—	$1,815	$—	$—	$1,058	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$14	$—	$—	$18	$—	$—
Interest rate swap (Other segment)[2]	—	—	—	—	303	—
	$14	$—	$—	$18	$303	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2024 and 2023.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended March 31
Mortgage revenue bonds	2024	2023
(in thousands)
Beginning balance	$14,358	$14,902
Principal payments received	(141)	(136)
Purchases	—	—
Unrealized gain (loss) included in other comprehensive income	—	—
Ending balance	$14,217	$14,766
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of March 31, 2024, the weighted average discount rate was 5.64%, which was derived by incorporating a credit spread over the one month SOFR. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of March 31, 2024 and December 31, 2023, there were no financial instruments measured at fair value on a nonrecurring basis.
For the three months ended March 31, 2024 and 2023, there were no adjustments to fair value for ASB’s loans held for sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2023 Form 10-K and should be read in conjunction with such discussion and the 2023 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2023 Form 10-K, as well as the quarterly condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.
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
As of May 9, 2024, HEI and the Utilities have each been named in approximately 400 lawsuits related to the Maui windstorm and wildfires. These civil and class action lawsuits have been filed in the Maui and Oahu Circuit Courts against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, telecommunications companies, and oil companies (collectively “tort-related legal claims”). One class action is pending in federal court, while the remainder of the cases are pending in Maui and Oahu Circuit Courts. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, and three other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. One lawsuit that names HEI, the Utilities, and other defendants also alleges that oil companies contributed to the burning of fossil fuels and caused climate change that led to the Lahaina fire. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. In addition to the tort-related legal claims, the Company is also involved in a securities class action and five shareholder lawsuits. See Note 2 of the Condensed Consolidated Financial Statements.
On April 16, 2024, the County of Maui Department of Fire and Public Safety (MFD) released its After-Action Report (AAR) on the Maui windstorm and wildfires, the purpose of which was to enable future enhancements to mitigate the impact of future similar major events. The AAR identified 17 issues that the MFD faced during the Maui windstorm and wildfires or needs to address and provided 111 recommendations to consider for addressing these challenges. The issues and recommendations focus on the MFD. Some of the key areas for improvement include addressing the lack of apparatus, personnel and fire stations and the need for mutual aid and communication programs. The AAR did not address the cause or origin of the fires.
On April 17, 2024, the Hawaii Attorney General released the first of three reports that it plans on releasing regarding its investigation into the Maui windstorm and wildfires (the first AG report). The first AG report chronologically details the major events and response efforts related to the Maui windstorm and wildfires, with a focus on the events concerning the Lahaina area between 2:55 p.m. on August 8, 2023, and 8:30 a.m. on August 9, 2023. It did not address the cause or origin of the fires. The second planned report is expected to analyze the timeline and facts of the Maui windstorm and wildfires and the third planned report is expected to provide recommendations to address future events.
In the 2024 Hawaii Legislative session, bills were proposed (1) to create a statewide wildfire relief fund to compensate participating property owners, insurers, and government entities for damages resulting from future catastrophic wildfires; (2) to establish a process for the PUC to review and approve risk-based wildfire protection plans for electric utilities; and (3) to authorize the PUC to issue bonds securitized by future rate payments to pay for the risk-based wildfire protection plans and certain other costs related to catastrophic wildfires. The bills passed all committees and made it to the conference committee—the last stop in the Hawaii Legislature before the final reading—but they did not progress out of conference committee. Thereafter, Governor Josh Green announced the creation of a Hawaii Climate Advisory Team, which the Governor’s office stated in a news release would “recommend steps to create a durable fund to mitigate the impacts of dynamic climate change and to develop a fair and comprehensive structure to resolve claims related to future disasters” including “develop[ing] a customized go-forward fund structure and related claims settlement mechanics.” As to the wildfire mitigation plan and securitization bill, the Governor’s office stated in a letter that Hawaii’s “energy future and the stability and reliability of the utility is riding on this bill”; and later stated to news outlets that the Governor plans to continue negotiations and discussions with the goal of having the bill reintroduced at the next Hawaii legislative session in 2025.
In the first quarter of 2024, economic conditions in Hawaii remained stable with seasonally adjusted unemployment rate at 3.1% for March 2024 and total passenger counts higher by 0.2% for the first quarter 2024, as compared to the same quarter last year. While economic conditions remained stable during the quarter, the Utility’s kWh sales in the first quarter of 2024 were down by 1.5%, compared to the first quarter of 2023 due to a decrease in Maui sales from the Maui windstorm and wildfires and the continued adoption of energy efficiency measures and distributed energy resources. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 4 of the Condensed Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, net interest margin for the first quarter of 2024 was 2.75% as compared to 2.63% for the prior quarter ended December 31, 2023. The increase was due to higher yields on earning assets as a result of the repayment of maturing higher costing liabilities using proceeds from the sale of $185 million of investment securities in the prior quarter ended December 31, 2023. However, net interest margin was lower as compared to the prior quarter ended March 31, 2023 of 2.85% primarily due to the higher interest rates as the Bank used higher costing other borrowings and term certificates to fund its loan growth.
ASB’s funding cost, which impacts its net interest margin, is driven by the mix of its funding sources, with the lowest cost source of funding provided by its core deposits. At March 31, 2024, ASB’s year-to-date average core deposits were down approximately 1.8% from year end 2023 balances, resulting in an increase in its overall cost of funds. Looking forward, ASB expects that its deposit base will remain relatively flat to down, given the higher interest rate environment, as well as inflationary pressures on customers that may drive increased spending. ASB also expects that the higher interest rate environment will continue to pressure funding costs and its deposit mix, which in turn will affect net interest income and net interest margin.
Since its peak in June 2022, monthly inflation rates have decreased as reflected in the U.S. Consumer Price Index (CPI). Although the inflation rate, as measured by CPI, has been cooling off from its 2022 peak, the rate is still at a moderately-high level of 3.5% as of March 31, 2024 and inflationary pressures are expected to continue over the near- to medium-term and have led to higher costs for O&M and capital projects and higher interest expense at the Utilities and HEI, as well as higher compensation and benefits cost at the Bank.
Short-term interest rates have also increased significantly as a result of the Federal Reserve’s ongoing rate increases to the federal funds target rate. The higher interest rate environment has impacted the fair value of the Bank’s investment portfolio, which declined and was recorded as an other comprehensive loss. Unrealized losses on held-to-maturity (HTM) securities are not recorded to other comprehensive loss because ASB has the positive intent and ability to hold the securities till maturity and recover its full investment. At March 31, 2024, the unrealized losses on HTM securities not recorded to other comprehensive losses was approximately $85 million after tax.

For further discussion of the impacts of inflation and other macro-economic factors impacting the Utilities and the Bank, see “Recent Developments” in the Electric utility and Bank sections below.

RESULTS OF OPERATIONS

	Three months ended March 31		%
(in thousands)	2024	2023	change	Primary reason(s)*
Revenues	$897,158	$928,237	(3)	Decreases for the electric utility and “other” segments, partly offset by increase for the bank segment.
Operating income	76,419	93,518	(18)
Decrease for the electric utility segment and higher operating loss for the “other” segment, partly offset by increase for the bank segment. See below for HEI Consolidated Maui windstorm and wildfires costs, net.

Net income for common stock	42,122	54,721	(23)
Lower net income for the electric utility segment and higher net loss for the “other” segment, partly offset by higher net income for the bank segment. See below for HEI Consolidated Maui windstorm and wildfires costs, net and effective tax rate explanation.

*     Also, see segment discussions which follow.
The Company’s effective tax rates for the first three months of 2024 and 2023 were 22% and 21%, respectively. The effective tax rate was higher for the first three months of 2024 primarily due to an increase in excess taxes related to vesting of share-based awards and no dividend deduction due to suspension of dividends, partially offset by higher nontaxable bank owned life insurance in 2024.
For the three months ended March 31, 2024, the Company’s incremental expenses related to the Maui windstorm and wildfires described in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

	Three months ended March 31, 2024
(in thousands)	Electric utility		Bank	Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$10,735		$83	$4,209	$15,027
Outside services expense	784		1,625	338	2,747
Provision for credit losses	—		(1,500)	—	(1,500)
Other expense	9,141	[2]	(317)	195	9,019
Interest expense	3,907		—	918	4,825
Total Maui windstorm and wildfires related expenses	24,567		(109)	5,660	30,118
Insurance recoveries	(9,969)		—	(2,608)	(12,577)
Deferral treatment approved by the PUC[1]	(7,898)		—	—	(7,898)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$6,700		$(109)	$3,052	$9,643
1    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires. Amounts were reclassified to a regulatory asset. See Note 2 of the Condensed Consolidated Financial Statements.
2    Includes $6.7 million pursuant to an agreement to settle indemnification claims asserted by the State of Hawaii. See Note 2 of the Condensed Consolidated Financial Statements.
Note: Other segment Maui windstorm and wildfires related expenses - legal, outside services and other are included in “Expenses-Other” and interest expense is included “Interest expense, net—other than on deposit liabilities and other bank borrowings” on the HEI and subsidiaries Condensed Consolidated Statements of Income. See Electric utility and Bank sections below for more detail.
Since the Maui windstorm and wildfires on August 8, 2023 through March 31, 2024, HEI and its subsidiaries have incurred approximately $169 million of Maui windstorm and wildfires expenses, including the One ‘Ohana Initiative contribution. Certain of these costs are reimbursable under excess liability insurance and directors and officers liability insurance policies. As of March 31, 2024, HEI and its subsidiaries have approximately $58 million and $135 million of insurance coverage remaining under the excess liability and directors and officers liability policies, respectively, after deducting applicable retention amounts and estimated insurance recoveries, including the One ‘Ohana Initiative contribution. The Company is unable to determine whether the insurance coverage remaining under the excess liability and directors and officers liability policies are sufficient to cover future costs.
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
In the first quarter, the average daily passenger count was 0.2% higher than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, primarily Japan, remaining at lower levels, but activity is increasing compared to 2022. In the first quarter, international visitor arrivals (excluding Japan) have continued to increase at a modest pace, but is still 14.9% below 2019 levels, whereas Japanese visitors are 44.7% below 2019 levels.
Hawaii’s seasonally adjusted unemployment rate in March 2024 was 3.1%, which was higher compared to the March 2023 rate of 2.9%. The national unemployment rate in March 2024 was 3.8% compared to 3.5% in March 2023. According to the most recent forecast by UHERO, issued on February 23, 2024, job growth in the state will decrease to 0.8% for 2024 and 0.9% for 2025. The Maui windstorm and wildfires destroyed a majority of the businesses in Lahaina, but initial visitor recovery after the wildfires has proven to be somewhat stronger than initially expected. The labor market recovery on Maui was also stronger than expected, reflecting faster employment recovery and anticipated outflows from the labor force as some residents relocate off island. Accordingly, unemployment on Maui is predicted to average 5% in 2024, receding to 3.1% by 2026.
Hawaii real estate activity through March 2024, as indicated by Oahu’s home resale market, resulted in a decrease in the median sales price of 6.7% for condominiums and an increase of 1.5% for single-family homes compared to the same period in 2023, with the March median single-family home price of $1,100,000, below the record $1,153,500 set in May 2022. The number of closed sales decreased 22.5% for condominiums and 2.5% for single-family residential homes through the first quarter of 2024 compared to 2023.
Hawaii’s petroleum product prices relate to the crude oil in international markets. The price of crude oil has decreased 13% over the same quarter in the prior year. While the fuel costs are below 2022’s peak, they remain elevated.
At its March 20, 2024 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 5.25% - 5.50%. The FOMC is still assessing plans to adjust their stance on monetary policy depending on the economic outlook to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities and agency mortgage-backed securities.
UHERO forecasts full year 2024 real GDP growth of 1.5%, an increase in total visitor arrivals of 2.0%, an increase in real personal income of 1.6%, and an unemployment rate of 2.7%. The Maui visitor industry has been recovering faster than anticipated and visitors to the rest of the state have reached record levels. Hawaii has seen strong visitor spending at the end of 2023, however real visitor spending is expected to soften. The 2024 U.S. economy is off to a positive start due to strong consumer spending, healthy job markets and progress on reducing inflation, which will help bring inflation into the Fed’s target range and achieve a “soft landing”.
See also “Recent Developments” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact of recent events.

“Other” segment.

	Three months ended March 31
(in thousands)	2024	2023	Primary reason(s)
Revenues	$3,436	$4,019	The revenues for the first three months of 2024 were lower than the comparable period in 2023 primarily due to lower sales at Pacific Current[1] subsidiaries.
Operating loss	(12,468)	(5,877)
The first three months of 2024 and 2023 include $5.5 million and $1.1 million of operating loss, respectively, from Pacific Current[1]. The higher operating loss is primarily due to a $3.5 million impairment loss on assets damaged in a March 2024 fire at Mahipapa and lower Pacific Current asset performances mainly at Hamakua Energy as compared to the prior year period. Corporate expenses for the first three months of 2024 were $2.2 million higher than the same period in 2023, primarily due to $2.1 million of Maui windstorm and wildfires related costs, net of insurance recovery for the first three months of 2024.

Net loss	(18,033)	(10,850)
The net loss for the first three months of 2024 was higher than the net loss for the first three months of 2023 due to $1.4 million higher interest expense, net of interest income, primarily related to Corporate’s August 2023 draw on the revolving credit facility as compared to the prior year period, and the same factors cited for the change in operating loss above. Also see effective tax rate explanations above.

1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.
The “other” business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and ASB Hawaii, Inc. (ASB Hawaii), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60 MW combined cycle power plant on Hawaii Island that provides electricity to Hawaii Electric Light; Pacific Current’s subsidiaries, Mauo, LLC (Mauo), which owns solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Mahipapa, which owns a 7.5 MW nameplate biomass facility on Kauai, Alenuihaha Developments, LLC, which owns a collection of renewable energy assets on Oahu and Kauai, Ka‘ie‘ie Waho Company, LLC, which owns a 6 MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative, and Ka‘aipua‘a, LLC, which is constructing a wastewater treatment and energy recovery facility on Hawaii Island; as well as eliminations of intercompany transactions.
In late February 2024, Hamakua Energy’s first combustion turbine (CT1) and its leased combustion turbine (leased CT) unexpectedly sustained damages resulting in a plant shut down on Hawaii Island. The Company is currently conducting an investigation into the root cause of the damages. Upon inspection of CT1, it was determined that the unit was not serviceable. Due to the generation capacity shortfall on Hawaii Island (refer to “System reliability” in “Recent developments” of the Hawaiian Electric’s MD&A below), and the extensive timeline and cost to overhaul CT1, management decided to retire and replace CT1. Due to the age of the unit, the net book value is immaterial. In April 2024, Hamakua Energy purchased a new combustion turbine and plans to install the unit in May 2024. Total capital cost of the unit, including installation, is expected to amount to approximately $8.3 million. Pursuant to the lease pool program agreement, the leased CT will be returned to the lessor for repairs. Hamakua Energy’s second combustion turbine (CT2) is currently in a scheduled overhaul which has incurred delays due to supply shortages. The CT2 overhaul is expected to be completed and the unit placed back into service in the third quarter of 2024.
In March 2024, a fire destroyed the cooling tower at the Mahipapa facility on Kauai. The fire was ignited from a vendor’s welding activities being performed on the cooling tower during its scheduled maintenance. As a result, the plant is currently shut down while repairs are being performed. Mahipapa recorded an impairment loss of $3.5 million in March 2024. The Company expects to complete its repairs and bring the facility back online in the third quarter of 2024.

FINANCIAL CONDITION
Liquidity and capital resources.  See “Credit and Capital Market Risk” in Item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2023 Form 10-K and in Item 1A. Risk Factors below.
The downgrades of HEI’s and Hawaiian Electric’s credit ratings from the uncertainty facing the Company due to the litigation risks and ongoing investigations related to the Maui windstorm and wildfires impacted the Company’s ability to access capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms. While the fundamentals of its businesses remain strong, the Company took prudent and measured actions to reinforce its commitment to serving the community for the long term. In August 2023, HEI and Hawaiian Electric fully drew down $175 million and $200 million, respectively, on their existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. The Company has taken additional prudent measures to strengthen its financial position while continuing to provide reliable service to its customers and reinforcing our commitment to serving the community for the long term. Some of these proactive measures include suspending the quarterly cash dividend on HEI’s common stock after payment of the second quarter dividend in September 2023 and reducing or eliminating discretionary costs. The Company is working with financial advisors to maximize liquidity and believes it has adequate cash to meet its financial obligations and sustain operations in the short term. The Company’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii.

At the end of the quarter, HEI and Hawaiian Electric had no commercial paper outstanding. As of March 31, 2024, ASB’s unused FHLB borrowing capacity was approximately $1.4 billion and ASB had unpledged investment securities of $1.1 billion that were available to be used as collateral for additional borrowing capacity. At both March 31, 2024 and December 31, 2023, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was nil. As of March 31, 2024, HEI consolidated has $2.8 billion of long-term debt, net - other than bank, of which $60 million is due within 12 months and $122 million is due within 24 months.
As of March 31, 2024, HEI’s cash and cash equivalents balance, excluding its subsidiaries, was $127 million, compared to $137 million as of December 31, 2023. The Company believes that its cash and cash equivalents and expected operating cash flow from operations will be sufficient to meet the Company’s cash requirements in the short term based on its current business plans. However, the Company expects that HEI and the Utilities’ liquidity will continue to be impacted as a result of the August 2023 downgrades of their credit ratings to below investment grade which prevents the Company from accessing unsecured, short-term borrowings and will continue to have restricted access to the capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms while the resolution of the Maui windstorm and wildfires and the ongoing related lawsuits are pending. Additionally, extended plant shutdowns at Pacific Current’s Hamakua and Mahipapa facilities, higher working capital requirements resulting from inflation and elevated fuel prices, could also increase liquidity needs.
For the Utilities, while fuel prices have moderated from their highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and higher customer accounts receivable balances as fuel is consumed and billed to customers. While the accounts receivable balance has decreased since December 2023, it remains elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2023 and year-to-date 2024, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic collection practices, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable and higher bad debt expense. As of March 31, 2024, approximately $18.9 million of the Utilities’ accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 38% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below).
If further liquidity is deemed necessary in the short term, the Utilities could also reduce the pace of capital spending related to non-essential projects, manage O&M expenses, seek borrowings on a secured basis, and explore asset sales.
At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $227 million as of March 31, 2024, compared to $435 million as of December 31, 2023. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the Hawaii economic outlook remains stable, there are emerging risks from potential continued turmoil in the banking industry, inflation, higher interest rates and the tightening of monetary policy that increase the risk of a recession, which could create increased uncertainty regarding the impact on loan performance and the allowance for credit losses (see “Recent Developments” in the Bank section below).
HEI Consolidated material cash requirements. Material cash requirements of HEI Consolidated include: Utility related capital expenditures (including capital expenditures related to wildfires and wildfire mitigations), labor and benefit costs, O&M expenses, legal and consulting costs related to the Maui windstorm and wildfires, fuel and purchase power costs, and debt and interest payments; Bank related investments in loans; HEI related labor and benefits costs, debt and interest payments and legal and consulting costs related to the Maui windstorm and wildfires and HEI equity contributions to support Pacific Current’s sustainable infrastructure investments.
Although the Company’s credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms, the Company currently believes that its ability to generate cash, both internally from electric utility and banking operations and the existing cash fully drawn on its revolving credit facilities is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other material cash requirements in the shorter term. However, in the long-term, any material reduction or extended delay in dividends or other distributions from one or more operating subsidiaries to HEI and the potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy and geopolitical situations, create significant uncertainty, and the Company cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows.

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2024		December 31, 2023
Long-term debt, net—other than bank	$2,838	54%	$2,842	54%
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,377	45	2,345	45
	$5,249	100%	$5,221	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2024	March 31, 2024	December 31, 2023
Commercial paper	$—	$—	$—
Line of credit draws on revolving credit facility	175	175	175
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term commercial paper borrowings during the first three months of 2024 was nil. As of March 31, 2024, available committed capacity under HEI’s line of credit facility was nil.
On March 12, 2024, S&P revised HEI’s outlook to “Negative” from “Watch Negative” and affirmed the “B-” issuer credit rating.
There were no new issuances of common stock through the Dividend Reinvestment Program (DRIP), HEIRSP or the ASB 401(k) Plan in the three months ended March 31, 2024 and 2023.
For the first three months of 2024, net cash provided by operating activities of HEI consolidated was $125 million, primarily due to cash provided by the Utilities of $127 million—Utility customer cash receipts during the first quarter of 2024. Net cash used in investing activities for the same period was $6 million, primarily due to capital expenditures, purchase of FHLB stock, net of redemption, offset by ASB’s net decrease in loans held for investment, proceeds of sale of commercial loans and ASB’s receipt of investment security repayments and maturities. Net cash used in financing activities during this period was $311 million primarily due to net decreases in ASB’s other bank borrowings and deposit liabilities.
Dividends.  The payout ratios for the first three months of 2024 and full year 2023 were nil and 59%, respectively. The HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives. In August 2023, due to the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter dividend. This action is intended to allow the Company to provide additional liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utilities and Bank. The ASB Board of Directors determined to suspend its quarterly cash dividends to HEI, starting after the second quarter 2023 dividend, to help ensure maximum possible Bank liquidity and capital. The Hawaiian Electric Board of Directors reduced its fourth quarter 2023 dividend to HEI, from $32 million in the third quarter, to $13 million, and recently declared a $13 million first quarter 2024 dividend to HEI, to allow the Utilities to devote more resources to restoration work on Maui and to make critical capital investments, including for wildfire mitigation. Future adverse events could cause dividends from the Utilities to be reduced or suspended. A material reduction, delay or suspension in dividends or other distributions from one or more of the operating subsidiaries to HEI for an extended period of time could have a material adverse effect on the Company’s financial condition and results of operation, barring other offsetting factors.
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
For information about these material estimates and critical accounting policies, in addition to the critical policy discussed below, see pages 48 to 50, 67, and 80 to 81 of the MD&A included in Part II, Item 7 of HEI’s and Hawaiian Electric’s 2023 Form 10-K.
Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility
Recent developments. See also “Recent developments,” which includes disclosures relating to Maui windstorm and wildfires in HEI’s MD&A.
In the first quarter of 2024, operation and maintenance expenses were higher by approximately $16 million, or 12%, as compared to the same period in 2023. The increase was mainly due to an agreement to settle indemnification claims asserted by the State of Hawaii, wildfire mitigation program expenditures related to inspections, higher property and general liability insurance costs, higher vegetation management expenses, consulting fees for grant management, and higher substation and meter operations corrective maintenance.
In the first quarter of 2024, kWh sales volume decreased 1.5% compared to the same period in 2023. Although electricity prices have decreased since the end of 2022, elevated prices in 2024 have continued to impact electricity consumption. Additionally, electricity sales are still being impacted by the Maui windstorm and wildfires. Maui consumption decreased 6.3% in the first quarter of 2024 compared to the same period in 2023. Additionally, the continued adoption of energy efficiency measures and distributed energy resources further contributed to the reduction of kWh sales.
Fuel prices have decreased 13% over the same quarter in the prior year. While the fuel costs are below 2022’s peak, they remain elevated. Although the Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum exposure annually), higher customer bills could reduce customers’ ability to pay timely or increase the risk of non-payment. In addition, the higher customer bills may lead the PUC to consider other actions to limit or delay any proposed increase in rates in order to mitigate the overall bill impact of rising fuel prices.
In March 2024, the consumer price index increased 3.5% over the last 12 months. In Hawaii, the March 2024 Urban Hawaii (Honolulu) Consumer Price Index (CPI) also increased 4.8% over the last 12 months. Under the PBR framework, inflation risk for the Utilities is partially mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
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
Customer accounts receivable decreased in 2024 by $34 million, or 14% with the number of accounts past due greater than 30 days decreasing by 13% since December 31, 2023. The decrease in accounts receivables was primarily driven by receipt of government and other program assistance, higher cash receipts associated with increased disconnection efforts and a change in bill due date from 19 days to 15 days in March 2024, along with lower customer bills resulting from lower fuel prices. At this time, while accounts receivable balances continue to remain elevated compared to pre-pandemic levels, the decrease in accounts receivable balances since the beginning of the year has reduced working capital requirements and benefited the Utilities’ liquidity. See “Financial Condition—Liquidity and capital resources” for additional information.
System reliability. On March 25, 2024, the Utilities called on Hawaii Island customers to reduce or shift their electricity usage, and in certain instances initiated rolling outages due to a generation capacity shortfall. The situation was due to Hamakua Energy’s unexpected plant shutdown in late February 2024 and also due to the unavailability of generators that have experienced mechanical problems, were at reduced output, or were undergoing maintenance. During that time, generation margins were below targeted levels, especially when wind, solar and hydroelectric output were lower than forecasted. On April 24, 2024, the Utilities have lifted their request to conserve electricity as several of the Utilities’ large generators returned to service. See above in “HEI MD&A-“Other” segment” for discussion relating to Hamakua Energy’s unexpected plant shutdown.
Since the August 2023 Maui windstorm and wildfires, the Utilities have developed a set of Interim Wildfire Safety Measures (IWSM) to mitigate the risk of wildfires in areas identified as having higher risk of wildfire in all service territories (Oahu, Maui County, and Hawaii Island). These interim measures represent actions the Utilities either have already started, or will start in 2024, while the Utilities simultaneously work to develop a more comprehensive Wildfire Safety Strategy. In the near term, it is anticipated that these measures will result in disruptions to service and negatively impact T&D SAIDI and SAIFI. While the Utilities work to refine these measures over time to mitigate customer impacts, the Utilities are currently focused on taking immediate steps to keep island communities safe during extreme weather events.
Regulatory developments. On November 15, 2021, President Biden signed into law the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending to be allocated over the next five years through various programs. The funding will help the State of Hawaii achieve its sustainability goals, including renewable energy, resilience, and decarbonization, while also prioritizing economic development, equity and affordability. The Utilities are pursuing potential grant funding of projects under various programs as primary applicant as well as in partnership with other organizations. On October 17, 2023, the Utilities received a notification from the U.S. Department of Energy that its application for $95 million in federal funds under IIJA has been selected for negotiations. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements for additional discussions.
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

RESULTS OF OPERATIONS

Three months ended March 31		Increase
2024	2023	(decrease)		(dollars in millions, except per barrel amounts)
$789	$830	$(41)		Revenues. Net decrease largely due to:
			$(58)	lower fuel oil prices and lower kWh generated[1]
			1	higher DSM revenue
			2	higher MPIR revenue
			6	higher revenue from ARA adjustments
			8	higher kWh purchased and higher PPAC revenues, partially offset by lower purchased power energy prices[2]
284	334	(50)
Fuel oil expense[2]. Net decrease largely due to lower fuel oil prices and lower kWh generated, offset in part by worse heat rate performance, contributed by the loss of generator units on Oahu and Hawaii Island

160	153	7
Purchased power expense[1,2]. Net increase largely due to higher kWh purchased and higher capacity charges, along with the addition of Stage 1 and Stage 2 renewable projects, offset in part by lower purchased power energy prices

144	128	16		Operation and maintenance expenses. Net increase largely due to:
			7	the settlement of indemnification claims asserted by the State of Hawaii[3]
			3	wildfire mitigation program related to inspections
			2	higher property and general liability insurance costs
			1	higher vegetation management
			1	consulting fees for grant management
			1	higher substation and meter operations corrective maintenance
137	139	(2)
Other expenses. Decrease due to lower revenue taxes, partially offset by higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

63	76	(13)		Operating income. Decrease largely due to higher operation and maintenance expenses along with higher depreciation expense, offset in part by higher ARA revenue
51	61	(10)		Income before income taxes. Decrease largely due to lower operating income, coupled with higher interest income and higher AFUDC related to increased capital expenditures
39	47	(8)		Net income for common stock. Decrease due to lower income before income taxes. See below for effective tax rate explanation
1,906	1,936	(30)		Kilowatthour sales (millions)[4]
$121.84	$139.88	$(18.04)		Average fuel oil cost per barrel
471,775	472,257	(482)		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain energy cost recovery clauses (ECRCs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3Pursuant to an agreement to settle indemnification claims with the State of Hawaii. See Note 2 of the Condensed Consolidated Financial Statements.
4 kWh sales were lower compared to the same quarter in prior year. The decrease in sales can be attributed to elevated prices in 2024 which continued to impact electricity consumption and Maui windstorm and wildfires which resulted in widespread damage to the Lahaina community. In addition, the continued adoption of energy efficiency measures and distributed energy resources contributed to the reduction in kWh sales.
The Utilities’ effective tax rates for the first quarters of 2024 and 2023 were comparable at 22%.
Hawaiian Electric’s consolidated ROACE was 7.8% and 8.2% for the twelve months ended March 31, 2024 and March 31, 2023, respectively.
For more information of the Utilities’ incremental expenses related to the Maui windstorm and wildfires for the year ended

March 31, 2024, see “Results of operations—Maui windstorm and wildfires related expenses” in HEI’s MD&A.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2024 amounted to $5.5 billion, of which approximately 21% related to generation PPE, 64% related to transmission and distribution PPE, and 15% related to other PPE. Approximately 6% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission by 2046.
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
Interim Wildfire Safety Measures. The Utilities first began developing a Wildfire Safety Strategy in 2019 and continue to adapt the plan to address the elevated risks in Hawaii. Since the Maui windstorm and wildfires, the Utilities have developed a set of Interim Wildfire Safety Measures to reduce the risk of wildfires associated with utility infrastructure in service territory areas identified as posing a higher wildfire risk. These interim measures represent actions the Utilities have either already started, or will start in 2024, while simultaneously working to develop a more comprehensive strategy. These actions include wildfire risk analysis, operation procedures and grid design changes, enhanced inspection and vegetation management plans, and system hardening.
One of the interim measures is the Public Safety Power Shutoff (PSPS) program, which the Utilities are developing plans to implement to preventatively de-energize circuits in areas identified as high fire risk during certain weather conditions. PSPS will be ready to use as early as July 2024 if and when it is needed as the last line of defense to protect customers, communities and employees. The initial PSPS protocols and operational procedures will represent an early-stage iteration, which will evolve over time as more analytical, forecast, and situational awareness capabilities and wildfire mitigations are deployed. De-energizing circuits in high wildfire risk areas will lead to extended interruptions for many customers, even if not in a high wildfire risk area. The Utilities will continue to work with key stakeholders in balancing the risk of utility-related wildfires with the public consequences of not having electricity.
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
On September 1, 2022, the last coal-fired IPP plant in the state, providing approximately 10% of Oahu’s generation, ceased operations, removing a significant source of GHG emissions from the Utilities’ generation mix. In advance of the retirement of the coal-fired IPP plant, the Utilities developed plans, including contingency plans, to ensure reliable service through the transition period. These plans include the anticipated addition of renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, and multiple demand response/DER programs. For example, from the Stage 1 renewable RFP, a 39 megawatt (MW) solar-plus-storage project reached commercial operations in mid-2022 and a 36 MW Stage 1 solar-plus-storage project reached commercial operations in early 2023. From the Stage 2 renewable RFP, a 185 MW standalone storage facility reached commercial operations in December 2023. In addition, in April 2023, a 30 MW Stage 1 solar-plus-storage project on Hawaii Island reached commercial operations. An additional 12.5 MW Stage 1 solar-plus storage project on Oahu reached commercial operations on March 28, 2024.
Hawaii’s renewable portfolio standard law requires electric utilities to meet an RPS of 30%, 40%, 70% and 100% by December 31, 2020, 2030, 2040 and 2045, respectively. Hawaii law has also established a target of sequestering more atmospheric carbon and greenhouse gases than emitted within the state by 2045. The Utilities’ strategies and plans are fully aligned in meeting these targets (see also “Integrated Grid Planning” below).
The Utilities have made significant progress on the path to clean energy and have been successful in achieving RPS goals. To date the Utilities have met all of the statutory RPS goals, including exceeding the latest milestone RPS target of 30% for 2020, where it achieved an RPS of 34.5%. In July 2022, former Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. For example, the 2022 RPS achieved under the revised RPS calculation was 31.8% versus 39.1% under the prior method. The change in the definition is effective from July 2022 forward and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones; however, the Utilities expect to continue to meet the RPS milestones under the amended RPS law. (See “Developments in renewable energy efforts” below).
If the Utilities are not successful in meeting the RPS targets as mandated by law, the PUC could assess a penalty of $20 for every megawatt-hour (MWh) that an electric utility is deficient. Based on the level of total generation in 2023, a 1% shortfall in meeting the 2030 RPS requirement of 40% would translate into a penalty of approximately $2.1 million. The PUC has the discretion to reduce the penalty due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated. In addition to penalties under the RPS law, failure to meet the mandated RPS targets would be expected to result in a higher proportion of fossil fuel-based generation than if the RPS target had been achieved, which in turn would be expected to subject the Utilities to limited commodity fossil fuel price exposure under a fuel cost risk-sharing mechanism. The fuel cost risk-sharing mechanism apportions 2% of the fuel cost risk to the utilities (and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.7 million. Conversely, the Utilities have incentives under PIMs that provide a financial reward for accelerating the achievement of renewable generation as a percentage of total generation, including customer supplied generation. In 2023, the Utilities achieved a 33.3% RPS earning a reward of $444,116 based on $15/MWh in exceedance of 33.0% RPS. In 2024, the Utilities are eligible for a reward of $10/MWh in exceedance of 34.0% RPS.
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
The Integrated Grid Planning (IGP) process utilizes an inclusive and transparent stakeholder engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The IGP Stakeholder Council, Technical Advisory Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP. On March 7, 2024, the PUC accepted the Utilities’ final Integrated Grid Plan. The Integrated Grid Plan proposes actionable steps to decarbonize the electric grid on the State of Hawaii’s timeline, with a flexible framework that can adapt to future technologies. The Integrated Grid Plan is the culmination of more than five years of partnership with stakeholders and community members across the islands. Together, they forecasted future energy needs and identified strategies to meet Hawaii’s growing energy demand with 100% renewable resources.
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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 132 MW of grid services with focus on capacity reduction (60 MW) similarly in response to the potential reserve shortfall from the AES coal plant retirement that occurred on September 1, 2022. The Utilities executed a Grid Services Purchase Agreement (GSPA) for a total grid services amount of 97.4 MW and filed with the PUC to request approval on March 16, 2022. On July 12, 2023, the PUC approved the GSPA with modifications. The Utilities amended the GSPA and filed with the PUC on December 29, 2023.
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. The Battery Bonus on Oahu is officially closed to new applications. As of March 31, 2024, the Utilities have received and approved applications totaling 46.79 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge. As of March 31, 2024, the Utilities have received and approved the applications totaling approximately 7.95 MW on Maui.
On October 31, 2022, the PUC issued an order, directing the Utilities to solicit comments from all interested parties and stakeholders on the Utilities’ Draft Grid Services RFP filed on June 30, 2022. The proposed Draft Grid Services RFP focused only on Maui and is seeking 15 MW of grid services. Hawaiian Electric issued the RFP on February 1, 2023 and bids were due on February 1, 2024. On February 23, 2024, Hawaiian Electric filed a letter to the PUC recommending to close the RFP as no bids were received. Hawaiian Electric will recommend issuing a revised RFP for PUC approval the first quarter of 2025.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. On March 25, 2019, the PUC approved a plan for the Utilities to implement Phase 1 of their Grid Modernization Strategy, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of March 31, 2024, approximately $121 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. On June 24, 2022, the PUC approved with certain conditions the Utilities’ request to aggregate the per-meter and network cost caps and to recover O&M costs associated with full-service territory AMI deployment under the MPIR mechanism. As of March 31, 2024, the Utilities have deployed about 407,000 advanced meters, servicing approximately 86% of total customers.
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
The first phase, which commenced in July 2018, totaling 8 MW of solar photovoltaic (PV) only with one credit rate for each island, closed on April 9, 2020. Two phase 1 projects (28.32 kW on Maui and 270 kW on Oahu) have been operational for three years and one Phase 1 project (3,000 kW on Oahu) achieved commercial operations on October 1, 2023. Two additional phase 1 projects achieved commercial operations on April 1, 2024 (Hawaii Island: 750kW and Molokai: 250kW).
The second phase, which commenced on April 9, 2020 and subsequently expanded on July 27, 2021, allows over 250 MW across all Hawaiian Electric service territories in two tranches for small (under 250 kW), mid-tier and large system sizes to encourage a variety of system sizes. To provide opportunities for low-to-moderate income (LMI) customers to participate in the program, 23 MW of capacity for dedicated-LMI projects were awarded on November 15, 2022 through three island specific RFPs for Oahu, Maui and Hawaii Island. LMI projects do not have a size cap nor do they decrease the 250 MW capacity available to other projects. One project has since been withdrawn by the selected CBRE developer and the remaining 20 MW of dedicated-LMI projects are expected to become operational in 2026.
The Utilities issued the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022. The RFPs closed on August 17, 2022, and proposals were evaluated. Tranche 1 projects, which are greater than or equal to 250 kW, were awarded on February 22, 2023. Two projects on Hawaii Island were subsequently withdrawn by the developer on October 18, 2023. The remaining Tranche 1 projects are expected to become operational in 2025 or 2026.
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
Decoupling. See “Decoupling” in Note 4 of the Condensed Consolidated Financial Statements for a discussion of decoupling.
Regulated returns. As part of the PBR Framework’s annual review cycle, the Utilities track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility’s rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. The D&O in the PBR proceeding modified the earnings sharing mechanism to a symmetric arrangement. Effective with annual earnings for 2021, the earnings sharing will be triggered for achieved rate-making ROACE outside of a 300 basis points dead band above and below the current authorized rate-making ROACE of 9.5% for each of the Utilities. Earnings sharing credits or recoveries will be included in the biannual report (formally known as annual decoupling filing) to be filed with the PUC in the spring of the following year. Results for 2022 and 2021 did not trigger the earnings sharing mechanism for the Utilities.
On August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. In accordance with the order, the earnings sharing adjustment for 2023 is zero until the PUC lifts the suspension.

Actual and PUC-allowed returns, as of March 31, 2024, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2024	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.18	6.42	4.09	8.74	7.46	3.54	9.19	7.92	3.62
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.19)	(1.10)	(3.34)	(0.76)	(2.04)	(5.96)	(0.31)	(1.58)	(5.88)
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The gap between PUC-allowed ROACEs and the ROACEs achieved is primarily due to the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), and depreciation, O&M expense and return on rate base that are in excess of what is currently being recovered through rates (the last rate case plus authorized RAM adjustments and ARA revenues). Maui Electric’s lower returns are primarily due to higher labor and associated costs from the Maui windstorm and wildfires response, higher average common equity, and a higher rate base.
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

New renewable PPAs.
•On December 31, 2019, Hawaii Electric Light and Puna Geothermal Ventures entered into an Amended and Restated Power Purchase Agreement (PGV ARPPA). The PGV ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 16, 2022, the PUC issued a D&O, approving the PGV ARPPA, subject to conditions, that include requiring completion of a final environmental review prior to construction. On March 28, 2022, Puna Pono Alliance filed a Motion for Reconsideration seeking reconsideration, modification and/or vacation of the D&O. On June 6, the PUC denied Puna Pono’s Motion for Reconsideration. PGV notified the Utilities that changes in market conditions that transpired since the terms of the PGV ARPPA were negotiated impacted the financial viability of the Project, and that an amendment to the PGV ARPPA was necessary to mitigate the impacts. On March 27, 2023, the Utilities and PGV executed the First Amendment to the PGV ARPPA which increases the capacity payment and extends the GCOD. An application requesting approval of the First Amendment to the PGV ARPPA was filed on April 4, 2023. On June 13, 2023, PGV notified the Utilities of concerns of its ability to timely deliver on the terms of the ARPPA. PGV has been working to re-establish its capacity generation and has continued drilling and plans to drill additional wells, however, this process has taken longer than anticipated and PGV has become increasingly concerned about timely achieving the Contract Firm Capacity of 46 MW. In light of receiving this information and to allow the Utilities and PGV to determine the best path forward, on July 6, 2023 the Utilities asked the PUC to put the procedural schedule on hold for approval of the First Amendment to the PGV ARPPA. In order to address PGV’s concerns, the parties executed a Second Amendment to the PGV ARPPA, which among other things lowered the capacity needed to reach commercial operations and preserves the full contract capacity, effectuating a partial commissioning. On October 2, 2023 the Utilities filed a letter requesting the docket be reopened and seeking approval of the First and Second Amendments to the PGV ARPPA by the end of 2023. On December 29, 2023, the PUC issued a decision and order conditionally approving the First and Second Amendments to the PGV ARPPA. As directed, on January 12, 2024, the Utilities filed a supplemental brief explaining its request for cost recovery. A response from the PUC is still pending.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, the Utilities filed seven requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all seven amendments. On March 28, 2024, AES Oahu Solar project reached commercial operations. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. To date, four projects reached commercial operations.
A summary of the remaining seven PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 1/11/23, 3/28/24 & 10/31/24	20 & 25	$34.0
Hawaii Electric Light	2	60	60/240	4/21/23 & 10/11/24	25	19.2
Maui Electric	1	60	60/240	5/31/24	25	13.2
Total	7	259.5	259.5/1038			$66.4
The Utilities have received PUC approvals to recover the total projected annual payment of $66.4 million for the seven PPAs through the PPAC to the extent such costs are not included in base rates.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. To date, the Utilities had filed 11 PPAs. Additionally, two GSPAs and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. Of the 11 filed PPAs, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. To date, the Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all three amendments. The two GSPAs were approved by the PUC in December 2020. To date, one project reached commercial operations.

A summary of the remaining four approved Stage 2 PPAs, is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	3	79	79	/	443	5/13/24, 5/17/24 & 9/1/24	20 & 25	$31.4
Hawaiian Electric	1	N/A	185	/	565	12/19/23	20	24.0
Total	4	79	264	/	1,008			$55.4
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
* The utility Self-Build project was denied by the PUC on May 25, 2022 and the Utilities filed a motion for reconsideration with the PUC. On January 26, 2024, the PUC granted the Utilities’ November 15, 2023 request to suspend the docket to focus on identified priorities. The Utilities provided the PUC with an updated assessment of the project on April 30, 2024 and requested to withdraw the application because the need that was to be served by the project can now be met by Stage 3 RFP resources.
Tariffed renewable resources.
•As of March 31, 2024, there were approximately 621 MW, 140 MW and 148 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of March 31, 2024, an estimated 40% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 23% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2024, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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
•On November 22, 2021, CBRE RFPs for Molokai and Lanai were opened. The RFP for Lanai sought a single PV paired with storage project, which included a 3 MW portion, reserved for CBRE. The Lanai RFP closed on February 14, 2022 and the Molokai RFP closed on March 1, 2022. A project was selected in the Lanai RFP, but negotiations were terminated. On July 1, 2022, a replacement project was selected and negotiations commenced. The RFP for Molokai sought 2.75 MW of new PV paired with storage projects for CBRE generation. No projects were selected in the Molokai RFP. However, with the concurrence of the independent observer, the Utilities worked with the lone bidder outside of the RFP process and filed two PPAs with a total of 2.45 MW of PV paired with 11.1 MWh of battery energy storage on September 29, 2023.The PUC approved both PPAs on January 8, 2024. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•On March 17, 2022, the CBRE LMI RFPs for Oahu, Maui and Hawaii Island were opened and proposals were received. In November 2022, seven projects were selected consisting of one standalone PV project on Oahu, three paired PV with storage projects on Maui, and three paired PV with storage projects on Hawaii Island. One project on Maui was subsequently withdrawn by the developer on April 11, 2024. The Utilities opened the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii Island on April 14, 2022. In March 2023, five projects were selected consisting of one paired PV with storage project on Oahu and four standalone PV projects on Hawaii Island. Two projects on Hawaii Island were subsequently withdrawn by the developer on October 18, 2023. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•The Hawaii Island Stage 3 RFP, seeking 325 gigawatt-hours (GWh) per year of energy and 65 MW of renewable firm capacity, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. For the Oahu and Hawaii Island RFPs, as well as for the variable generation portion of the Maui RFP. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. 15 proposals were selected to the Final Award Group on December 8, 2023. Seven projects were selected on Oahu (three solar plus storage and four firm renewable) totaling 413 GWh of variable generation, 594 MW of firm generation, and 990 MWh of storage; four projects were selected on Maui (three solar plus storage and one wind) totaling 324 GWh of variable generation, and 320 MWh of storage; and four projects were selected on Hawaii Island (three solar plus storage and one firm renewable) totaling 512 GWh of variable generation, 60 MW of firm generation, and 834 MWh of storage. One project totaling 40 MW of firm renewable generation was selected to the Maui Firm Final Award Group on February 2, 2024. Negotiations are ongoing.
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
On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, PAR Hawaii announced that it was suspending all purchases of Russian crude oil, which accounts for at least 25% of Hawaii’s supply. The Utilities are taking additional measure to ensure adequate supply of fuel by entering into a backup fuel supply contract with Vitol Inc. (Vitol) commencing on December 1, 2022 through June 30, 2025 with annual extensions if mutually agreed by both parties. The PUC issued the final D&O approving the Vitol backup fuels supply contract on December 1, 2022 and the costs incurred under the contract with Vitol are recovered in the Utilities’ respective ECRCs.
FINANCIAL CONDITION
Liquidity and capital resources.
As of March 31, 2024, Hawaiian Electric had no commercial paper outstanding, $200 million outstanding on its revolving credit facility and no remaining available borrowing capacity under the Utilities’ committed line of credit. The cash proceeds were invested in highly liquid short-term investments, and as of March 31, 2024, the Utilities’ cash and cash equivalents balance was $130 million, compared to $106 million as of December 31, 2023.
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
Accounts receivable balances remain elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2023 and year-to-date March 2024, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic collection practices, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable and higher bad debt expense. As of March 31, 2024, approximately $18.9 million of the accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 38% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements.
With the exception of Maui, the Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to reduce delinquent accounts receivable balances and accelerate cash collections. Service disconnections on Maui are suspended from August 8, 2023 to July 2, 2024; however, efforts are ongoing to educate and inform customers impacted by the Maui windstorm and wildfires on the availability of financial assistance to manage delinquencies accordingly. See also “Regulatory assets and liabilities” in Note 4 of the Condensed Consolidated Financial Statements.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2024		December 31, 2023
Long-term debt, net	$1,933	44%	$1,934	44%
Preferred stock	34	1	34	1
Common stock equity	2,435	55	2,409	55
	$4,402	100%	$4,377	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2024	March 31, 2024	December 31, 2023
Short-term borrowings[1]
Commercial paper	$—	$—	$—
Borrowings from HEI[2]	—	—	—
Line of credit draws on revolving credit facility	200	200	200
1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first three months of 2024 was approximately nil. At March 31, 2024, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $93.0 million, respectively, which intercompany borrowings are eliminated in consolidation.
2    Pursuant to a standing commitment letter from HEI allowing Hawaiian Electric to borrow up to a maximum amount of $75 million. See Note 6 of the Condensed Consolidated Financial Statements for additional information.
Prior to the Maui windstorm and wildfires, Hawaiian Electric utilized short-term debt, typically commercial paper, to support normal operations, to refinance short-term debt and for other temporary requirements. Hawaiian Electric may also borrow short-term from HEI for itself and on behalf of Hawaii Electric Light and Maui Electric, and Hawaiian Electric may borrow from or loan to Hawaii Electric Light and Maui Electric on a short-term basis. The intercompany borrowings among the Utilities, but not the borrowings from HEI, are eliminated in the consolidation of Hawaiian Electric’s financial statements. The Utilities also historically utilized long-term debt, borrowings of the proceeds of special purpose revenue bonds (SPRBs) issued by the State of Hawaii Department of Budget and Finance (DBF) and the issuance of privately placed unsecured senior notes bearing taxable interest, to finance the Utilities’ capital improvement projects, or to repay short-term borrowings used to finance such projects. The downgrades of Hawaiian Electric’s credit ratings will continue to adversely impact the Utilities’ ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms. The

Utilities are currently evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing secured debt, conducting asset sales, among others. On February 16, 2024, the Utilities filed an application to seek PUC approval to pursue additional financing through a secured asset-based (accounts receivable) credit facility, which could provide up to $250 million in liquidity.
Credit agreement. On August 23, 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were invested in highly liquid short-term investments and will be used for general corporate purposes. The $200 million line of credit facility remained fully drawn as of March 31, 2024. See Note 6 of the Condensed Consolidated Financial Statements for additional information.
Credit ratings. On March 12, 2024, S&P revised Hawaiian Electric’s outlook to “Negative” from “Watch Negative” and affirmed the “B-” issuer credit rating.
See “Credit and Capital Market Risk” in Item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2023 Form 10-K. The downgrades of Hawaiian Electric’s credit ratings will continue to adversely impact the Utilities’ ability to access capital markets and other sources of debt financing, if at all, in a timely manner and on acceptable terms. In addition, the downgrades of the Hawaiian Electric’s credit ratings triggered certain cash or payment requirements with the Utilities’ vendors. However, the Utilities believe additional vendor collateral or payment requirements will not have a material impact on the Utilities’ liquidity.
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
Taxable debt. On December 20, 2022, the Utilities received PUC approval to issue, over a four-year period from January 1, 2023 to December 31, 2026, unsecured obligations bearing taxable interest (Hawaiian Electric up to $230 million, Hawaii Electric Light up to $65 million and Maui Electric up to $105 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on January 10, 2023, the Utilities executed through a private placement, $150 million in unsecured senior notes (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023. See summary table below for remaining authorized amounts as of March 31, 2024 for each respective utility.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2023 through 2026	$230	$65	$105
Less: taxable debt executed on January 10, 2023, but issued on February 9, 2023	100	25	25
Remaining authorized amounts	$130	$40	$80
As of March 31, 2024, the Utilities have $1.9 billion of long-term debt, net, of which $47 million is due within 12 and 24 months.
Equity. On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026. As of March 31, 2024, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $75 million, $25 million, and $55 million, respectively, of unused common stock authorization.

Cash flows. The following table reflects the changes in cash flows for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Three months ended March 31
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$127,201	$169,355	$(42,154)
Net cash used in investing activities	(99,673)	(120,594)	20,921
Net cash provided by (used in) financing activities	(3,851)	28,019	(31,870)
Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by an increase in fuel oil stock due to more purchases and less consumption, as well as an increase in customer accounts receivable due to payment on a large delinquent commercial customer account in 2023.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash provided by financing activities. The decrease in net cash provided by financing activities was driven by lower net cash from long-term and short-term borrowings.
For a discussion of 2023 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2023 Form 10-K.
Material cash requirements. Material cash requirements of the Utilities include O&M expenses, legal and consulting costs related to the Maui windstorm and wildfires (see further information in Note 2 of the Condensed Consolidated Financial Statements), labor and benefit costs, fuel and purchase power costs, debt and interest payments, operating and finance lease obligations, their forecasted capital expenditures (including capital expenditures related to wildfires and wildfire mitigations) and investments, their expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating and finance lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through operating cash flows, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time. Although the Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access capital markets and other sources of debt financing, if at all, in a timely manner and on acceptable terms, the Utilities currently believe that their ability to generate cash is adequate to maintain sufficient liquidity to fund their material cash requirements in the short term, which may include the use of additional financing from a secured asset-based (accounts receivable) credit facility. However, the potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.

Bank
Recent Developments. See also “Recent developments” in HEI’s MD&A.
In August 2023, ASB was impacted by wildfires on Maui which caused widespread property damage and fatalities. ASB’s outstanding credit exposure in Maui and the fire impacted zone of Lahaina as of March 31, 2024 was 12.1% and 0.6%, respectively, of the Bank’s total loan portfolio.
For the quarter ended March 31, 2024, ASB incurred additional expenses as a result of the Maui wildfires of $1.8 million, pretax, primarily consisting of professional services offset by negative provision for credit losses of $1.5 million and recovery of destroyed cash of $0.4 million.
The Hawaii economy remained stable in the first quarter of 2024 with an increase in average daily passenger counts as compared to the comparable period in the prior year and employment holding steady. The recovery in total passenger counts from the low levels in 2020 is largely due to domestic travelers. International visitors have gradually returned although still lagging behind pre-pandemic levels.
As of March 31, 2024, the Federal Open Market Committee federal funds rate target range remained unchanged at 5.25% - 5.50% in response to continued inflationary pressures in the economy. The interest rate environment has impacted ASB’s net interest margin as higher yields on earning assets were offset by an increase in yields on deposits and other borrowings. The higher interest rate environment has also reduced mortgage refinance and purchase activity, negatively impacting mortgage banking income. Additionally, the tight labor market and inflationary pressures have increased compensation and benefit expenses.
ASB’s loan portfolio decreased $65 million in 2024 as compared to the end of 2023 primarily due to payoffs and sale of commercial loans as well as reduced demand for home equity line of credit and consumer loan products.
For the quarter ended March 31, 2024, ASB recorded a negative provision for credit losses of $2.2 million due to the release of $1.5 million of credit loss reserves for loans that were impacted by Maui wildfires offset by additional credit loss reserves for the consumer loan portfolio. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
At March 31, 2024, the investment securities portfolio balance decreased approximately $55 million from year end 2023 due to repayments and no purchases of investment securities in 2024. The change in interest rates during the three months ended March 31, 2024 resulted in higher unrealized losses in the available-for-sale investment securities portfolio, which also decreased the investment portfolio balance.
At March 31, 2024, ASB’s regulatory capital ratios were above the “well-capitalized” and regulatory requirements, including the conservation buffers. Approximately 86% of the Bank’s deposits are FDIC insured or fully collateralized. ASB has access to approximately $3 billion in funding sources to meet its liquidity needs.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended March 31		Increase
(in millions)	2024	2023	(decrease)	Primary reason(s)
Interest and dividend income	$88	$79	$9

Average loan portfolio yields were 41 basis points higher—loan yields continued to increase in 2024 due to the interest rate environment as adjustable rate loan yields repriced with rising interest rates and new loan production yields were higher than the portfolio rates.

Average loan portfolio balances increased $143 million—residential and commercial real estate loan portfolio average balances increased $119 million and $85 million, respectively, due to demand for these loan types. Commercial loan portfolio average balances decreased $47 million due to the payoffs and sale of commercial loans.

Average investment securities portfolio balances decreased $403 million primarily due to repayments, no purchases in the quarter ended March 31, 2024 and sale of investment securities in the quarter ended December 31 2023.

				Average investment securities portfolio yields decreased 6 basis points.
Noninterest income	17	14	3
				Higher bank-owned life insurance income— higher returns from insurance policies.
Revenues	105	93	12	The increase in revenues for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to higher interest and dividend income and higher noninterest income.
Interest expense	26	15	11

Interest expense on deposits and other borrowings increased in 2024 compared to 2023 due to an increase in term certificate and other borrowing balances which were required to fund the loan portfolio growth, higher yields due to the increase in the interest rate environment and a shift in deposit mix.

				Average core deposit balances decreased $466 million; average term certificate balances increased $315 million.

Average deposit yields increased 53 basis points. The increase was primarily due to the increase in term certificate yields of 98 basis points and the shift in mix of deposits from low cost core deposits to term certificates.

				Average other borrowings increased $20 million and average yields increased 9 basis points.
Provision for credit losses	(2)	1	(3)
				2024 negative provision for credit losses primarily due to lower reserves for loans impacted by the Maui wildfires offset by additional credit loss reserves for the consumer loan portfolio.
				2024 negative provision for credit losses also included the release of $1.0 million of credit loss reserves for unfunded loan commitments.
				Delinquency rates have increased—from 0.22% at March 31, 2023 to 0.58% at March 31, 2024 primarily due to Maui-related loan accommodations and one commercial real estate loan in foreclosure.
				Net charge-off to average loans of 0.14% at March 31, 2024 remained the same as compared to the same period in 2023.
Noninterest expense	56	54	2
				The increase in noninterest expenses was primarily due to higher compensation and benefits expenses and expenses related to the Maui wildfires.
				Higher compensation and benefits expenses primarily due to fair value adjustments related to the deferred compensation plan.
Expenses	80	70	10
The increase in expenses for the three months ended March 31, 2024 compared to the same period in 2023 was due to higher interest expenses and higher noninterest expenses offset by lower provision for credit losses.

	Three months ended March 31		Increase
(in millions)	2024	2023	(decrease)	Primary reason(s)
Operating income	25	23	2
The increase in operating income for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to higher interest income, higher noninterest income and lower provision for credit losses partly offset by higher interest expenses and higher noninterest expenses.

Net income	21	19	2	Net income for the three months ended March 31, 2024 was higher than the same period in 2023 due to higher operating income.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended March 31
(Annualized %)	2024	2023
Return on average assets	0.88	0.78
Return on average equity	15.64	15.51
Net interest margin	2.75	2.85
For the three months ended March 31, 2024 the Bank’s costs related to the Maui wildfires is as follows:

(in thousands)	Three months ended March 31, 2024
Bank Maui wildfires related cost:
Provision for credit losses	$(1,500)
Professional services expenses	1,708
Other expenses[1]	(317)
Total Bank Maui wildfires related cost	$(109)
1 Other expenses includes recovery of destroyed/loss cash of $0.4 million.

Note: Bank Maui wildfires related expenses - provision for credit losses is included in Provision for credit losses, professional services expenses are included in Noninterest expense-Services and other expenses are included in Noninterest expense-Other expense on the ASB Statements of Income and Comprehensive Income Data.

	Three months ended March 31
	2024			2023
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$208,756	$2,847	5.39	$10,213	$121	4.76
FHLB stock	17,403	267	6.16	30,089	426	5.74
Investment securities
Taxable	2,640,822	11,441	1.73	3,042,254	13,696	1.80
Non-taxable	66,850	518	3.08	68,278	498	2.92
Total investment securities	2,707,672	11,959	1.77	3,110,532	14,194	1.83
Loans
Residential 1-4 family	2,607,925	25,332	3.89	2,489,203	22,615	3.63
Commercial real estate	1,543,157	20,193	5.19	1,458,452	17,247	4.74
Home equity line of credit	1,011,358	10,754	4.28	1,021,294	9,028	3.59
Residential land	18,048	259	5.75	20,296	277	5.45
Commercial	738,138	10,965	5.93	784,733	10,397	5.33
Consumer	243,409	5,691	9.39	245,245	5,393	8.89
Total loans [1,2]	6,162,035	73,194	4.75	6,019,223	64,957	4.34
Total interest-earning assets [3]	9,095,866	88,267	3.88	9,170,057	79,698	3.49
Allowance for credit losses	(74,291)			(72,113)
Noninterest-earning assets	498,846			466,289
Total assets	$9,520,421			$9,564,233
Liabilities and shareholder’s equity:
Savings	$2,724,806	$1,128	0.17	$3,143,103	$222	0.03
Interest-bearing checking	1,397,772	3,116	0.89	1,332,214	630	0.19
Money market	313,396	2,821	3.61	197,026	586	1.21
Time certificates	1,055,179	10,367	3.94	739,683	5,399	2.96
Total interest-bearing deposits	5,491,153	17,432	1.27	5,412,026	6,837	0.51
Advances from Federal Home Loan Bank	259,406	2,961	4.51	502,222	5,870	4.68
Borrowings from Federal Reserve Bank	476,374	5,193	4.37	66,722	719	4.37
Securities sold under agreements to repurchase	—	—	—	146,368	1,132	3.14
Total interest-bearing liabilities	6,226,933	25,586	1.65	6,127,338	14,558	0.96
Noninterest bearing liabilities:
Deposits	2,515,250			2,745,317
Other	242,922			213,019
Shareholder’s equity	535,316			478,559
Total liabilities and shareholder’s equity	$9,520,421			$9,564,233
Net interest income		$62,681			$65,140
Net interest margin (%) [4]			2.75			2.85
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $0.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the three months ended March 31, 2024 and 2023, the taxable-equivalent basis adjustments made to the table above were not material.
4   Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The Federal Open Market Committee federal funds rate target range of 5.25% - 5.50% has been maintained at March 31, 2024 to combat inflation. ASB’s net interest income and net interest margin has been impacted by the higher interest rates as the Bank has used higher costing other borrowings and term certificates to fund its loan growth.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 5 of the Condensed Consolidated Financial Statements for a composition of ASB’s loan portfolio.
Home equity — key credit statistics. The home equity line of credit (HELOC) portfolio makes up 16% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of March 31, 2024, approximately 36% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 52% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  See Note 5 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$69,560	3%	$71,927	3%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,166,285	95	2,218,565	95
Corporate bonds	32,901	1	32,903	1
Mortgage revenue bonds	14,217	1	14,358	1
Total investment securities	$2,282,963	100%	$2,337,753	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. In 2024, deposits decreased by $141 million, as an outflow of core deposits was replaced with time certificates. Core deposit retention will remain challenging in the current rising interest rate environment. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase, borrowings from the Federal Reserve Bank and federal funds purchased continue to be additional sources of funds. As of March 31, 2024 ASB’s costing liabilities consisted of 93% deposits and 7% borrowings as compared to 92% deposits and 8% borrowings as of December 31, 2023. The weighted average cost of interest-bearing deposits for the first three months of 2024 and 2023 was1.27% and 0.51%, respectively. As of March 31, 2024 and December 31, 2023, ASB had approximately $1.4 billion and $1.6 billion of deposits that were uninsured or not collateralized, respectively.
Federal Home Loan Bank of Des Moines and Federal Reserve Bank. As of March 31, 2024 and December 31, 2023, ASB had $593 million and $200 million of advances outstanding at the FHLB of Des Moines, respectively. As of March 31, 2024, the unused borrowing capacity with the FHLB of Des Moines was $1.4 billion. As of March 31, 2024 and December 31, 2023, ASB had nil and $550 million of borrowings from the Federal Reserve Bank, respectively. The FHLB of Des Moines and Federal Reserve Bank are important sources of liquidity for ASB.
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
As of March 31, 2024, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities in AOCI of $164.0 million compared to an unrealized loss, net of taxes, of $150.4 million as of December 31, 2023. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first three months of 2024, ASB recorded a negative provision for credit losses of $1.2 million in the allowance for credit losses primarily due to the release of $1.5 million of credit loss reserves related to the Maui wildfires offset by additional credit loss reserves for the consumer loan portfolio. During the first three months of 2023, ASB recorded a provision for credit losses of $1.2 million in the allowance for credit losses for growth in the loan portfolio partly offset by the release of credit loss reserves for improved credit trends and lower credit loss rates.

	Three months ended March 31		Year ended December 31, 2023
(in thousands)	2024	2023
Allowance for credit losses, beginning of period	$74,372	$72,216	$72,216
Provision for credit losses	(1,159)	1,175	9,657
Less: net charge-offs	2,156	2,095	7,501
Allowance for credit losses, end of period	$71,057	$71,296	$74,372
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.14%	0.14%	0.12%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the three months ended March 31, 2024, ASB recorded a negative provision for credit losses for unfunded commitments of $1.0 million and no provision for credit losses for unfunded commitments for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, the reserve for unfunded loan commitments was $4.1 million and $5.1 million, respectively.
Legislation and regulation.  ASB is subject to extensive regulation, principally by the OCC and the FDIC. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.”
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	March 31, 2024	December 31, 2023	% change
Total assets	$9,360	$9,673	(3)
Investment securities	2,283	2,338	(2)
Loans held for investment, net	6,046	6,106	(1)
Deposit liabilities	8,005	8,146	(2)
Other bank borrowings	593	750	(21)
As of March 31, 2024, ASB was one of Hawaii’s largest financial institutions based on assets of $9.4 billion and deposits of $8.0 billion.
As of March 31, 2024, ASB’s unused FHLB borrowing capacity was approximately $1.4 billion. As of March 31, 2024, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the three months ended March 31, 2024, net cash used by ASB’s operating activities was $1 million. Net cash provided by ASB’s investing activities during the same period was $95 million, primarily due to a net decrease in loans receivable of $43 million, receipt of investment security repayments and maturities of $39 million and proceeds from the sale of commercial loans of $31 million partly offset by a net increase in FHLB stock of $18 million. Net cash used by financing activities during this period was $302 million, primarily due to a net decrease in other borrowings of $157 million, decrease in deposit liabilities of $141 million and a net decrease in mortgage escrow deposits of $4 million.

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
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2024, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 8.0% (5.0%), common equity Tier-1 ratio of 12.7% (6.5%), Tier-1 capital ratio of 12.7% (8.0%) and total capital ratio of 13.8% (10.0%). As of December 31, 2023, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.7% (5.0%), common equity Tier-1 ratio of 12.3% (6.5%), Tier-1 capital ratio of 12.3% (8.0%) and total capital ratio of 13.4% (10.0%). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii). As of March 31, 2024, ASB did not request a dividend distribution from the OCC and FRB and will reevaluate its ability to distribute excess capital next quarter.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a significant market risk for ASB as it could potentially have material impacts on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of HEI’s 2023 Form 10-K (pages 81 to 83).
ASB’s interest-rate risk sensitivity measures as of March 31, 2024 and December 31, 2023 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
+300	1.5%	2.1%	3.1%	2.7%
+200	1.0	1.4	2.7	2.5
+100	0.5	0.7	1.8	1.7
-100	(0.8)	(1.0)	(2.5)	(2.3)
-200	(1.8)	(2.2)	(5.9)	(5.4)
-300	(2.8)	(3.5)	(10.5)	(10.3)
ASB’s net interest income (NII) sensitivity profile was less asset sensitive as of March 31, 2024 compared to December 31, 2023 primarily driven by lower cash balances, partially offset by maturing borrowings from the Federal Reserve Bank that were replaced with one-year FHLB advances.
Economic value of equity (EVE) sensitivity increased as of March 31, 2024 compared to December 31, 2023 due to higher seasonal mortgage prepayment expectations, partially offset by lower deposit duration.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2023 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2, 4 and 5 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries, ASB and Pacific Current and its subsidiaries) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 20 to 33 of HEI’s and Hawaiian Electric’s 2023 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv through vi herein and as supplemented below.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of HEI common shares were made on the open market during the first quarter of 2024 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2024	36,473	$13.90	—	NA
February 1 to 29, 2024	21,802	$12.87	—	NA
March 1 to 31, 2024	28,397	$11.48	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 15,978 of the 36,473 shares, 2,419 of the 21,802 shares and 10,696 of the 28,397 shares were purchased for the DRIP; 17,583 of the 36,473 shares, 16,123 of the 21,802 shares and 14,922 of the 28,397 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 4.1	Personalized Planning and Advice Amendment effective April 1, 2024 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company

HEI Exhibit 4.2	Letter Amendment effective April 30, 2024 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott T. DeGhetto (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Scott T. DeGhetto	By	/s/ Paul K. Ito
	Scott T. DeGhetto		Paul K. Ito
	Executive Vice President,		Senior Vice President,
	Chief Financial Officer and Treasurer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: May 10, 2024		Date: May 10, 2024