Form 10-Q
period 2024-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2024-08-09
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 31, 2024
Hawaiian Electric Industries, Inc. (Without Par Value)	110,303,446	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2024

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2024 and 2023
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2024 and 2023
3		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2024 and December 31, 2023
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and six months ended June 30, 2024 and 2023
5		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2024 and 2023
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2024 and 2023
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2024 and 2023
8		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2024 and December 31, 2023
10		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and six months ended June 30, 2024 and 2023
11		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2024 and 2023
12		Notes to Condensed Consolidated Financial Statements (unaudited)
67	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
67		HEI consolidated
76		Electric Utility
93		Bank
101	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
102	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
103	Item 1.	Legal Proceedings
103	Item 1A.	Risk Factors
105	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
106	Item 6.	Exhibits
107	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2024
GLOSSARY OF TERMS

Terms	Definitions
ABL Facility	Asset-based lending facility
ABR	Alternate Base Rate
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CBRE	Community-based renewable energy
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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:
•the impact of the Maui windstorm and wildfires including the potential liabilities from the many lawsuits filed against the Company and the Utilities and potential regulatory penalties which may result in significant costs that may be unrecoverable (or not reimbursed on a timely basis) through insurance and/or rates;
•an increase in insurance premiums and the inability to fully recover premiums through rates or the potential inability to obtain wildfire and general liability insurance coverage at reasonable rates, if available at all;
•the uncertainties surrounding the Company’s and the Utilities’ access to capital and credit markets due to the uncertainties associated with the costs related to the Maui windstorm and wildfires;
•the ability to raise the amount of capital necessary on reasonable terms, if at all, for the Company’s and the Utilities’ contribution to the Maui wildfire tort litigation settlement in order to alleviate the conditions causing substantial doubt about the Company’s and the Utilities’ ability to continue as a going concern;
•potential dilution to existing shareholders if the Company raises funds by issuing equity or equity-linked securities;
•the inability to execute financing plans to alleviate the conditions causing substantial doubt about the Company’s and the Utilities’ ability to continue as a going concern prior to the issuance of their respective annual financial statements, which could result in an event of default and an acceleration of the Company’s and the Utilities’ debt and lead to filing for bankruptcy protection if waivers from lenders are not received;
•extreme weather events, including windstorms and other natural disasters, particularly those driven or exacerbated by climate change, which could increase the risk of the Utilities’ equipment being damaged, becoming inoperable or contributing to a wildfire;
•the suspension, material reduction or extended delay in dividends or other distributions from one or more operating subsidiaries to HEI;
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
•international, national and local economic and political conditions—including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs); decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of future federal government shutdowns, including the impact to the Utilities’ customers’ ability to pay their electric bills and/or bank loans and the impact on the State of Hawaii economy; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; the potential impacts of global and local developments (including global economic conditions and uncertainties, unrest, terrorist acts, wars, conflicts, political protests, deadly virus epidemic or other crisis); the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; and pandemics;
•the ability to adequately address risks and capitalize on opportunities related to the Company’s and the Utilities environmental, social and governance priority areas, which include safety, reliability and resilience, including relating to wildfires and other extreme weather events, decarbonization, economic health and affordability, secure digitalization, diversity, equity and inclusion, employee engagement, and climate-related risks and opportunities;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Electric utility	$792,331	$794,191	$1,580,909	$1,624,552
Bank	101,943	96,885	207,087	190,742
Other	3,086	4,609	6,522	8,628
Total revenues	897,360	895,685	1,794,518	1,823,922
Expenses
Electric utility (includes $1,712 million of Wildfire tort-related claims in 2024) (Note 2)	2,436,771	720,566	3,161,994	1,475,052
Bank (includes $82 million of goodwill impairment in 2024) (Note 5)	159,329	72,017	238,941	142,354
Other	20,235	10,123	36,139	20,019
Total expenses	2,616,335	802,706	3,437,074	1,637,425
Operating income (loss)
Electric utility	(1,644,440)	73,625	(1,581,085)	149,500
Bank	(57,386)	24,868	(31,854)	48,388
Other	(17,149)	(5,514)	(29,617)	(11,391)
Total operating income (loss)	(1,718,975)	92,979	(1,642,556)	186,497
Retirement defined benefits credit—other than service costs	1,281	1,153	2,563	2,305
Interest expense, net—other than on deposit liabilities and other bank borrowings	(32,400)	(29,832)	(63,991)	(58,630)
Allowance for borrowed funds used during construction	1,344	1,295	2,730	2,426
Allowance for equity funds used during construction	3,336	3,772	6,976	7,073
Interest income	3,134	—	6,267	—
Income (loss) before income taxes	(1,742,280)	69,367	(1,688,011)	139,671
Income tax expense (benefit)	(447,269)	14,284	(435,595)	29,394
Net income (loss)	(1,295,011)	55,083	(1,252,416)	110,277
Preferred stock dividends of subsidiaries	473	473	946	946
Net income (loss) for common stock	$(1,295,484)	$54,610	$(1,253,362)	$109,331
Basic earnings (loss) per common share	$(11.74)	$0.50	$(11.37)	$1.00
Diluted earnings (loss) per common share	$(11.74)	$0.50	$(11.37)	$1.00
Weighted-average number of common shares outstanding:
Basic	110,303	109,573	110,260	109,544
Diluted	110,303	109,780	110,260	109,870
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2024	2023	2024	2023
Net income (loss) for common stock	$(1,295,484)	$54,610	$(1,253,362)	$109,331
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of taxes of $(617), $(4,021), $(5,592) and $2,058, respectively	(1,686)	(10,984)	(15,275)	5,621
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of $1,205, $1,350, $2,334 and $2,696, respectively	3,288	3,689	6,374	7,366
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains (losses) arising during the period, net of taxes of $11, $(117), $267 and $(52), respectively	29	(335)	769	(149)
Reclassification adjustment to net income, net of taxes of $(18), $(16), $(34) and $(33), respectively	(51)	(48)	(99)	(96)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes of $(155), $(122), $(309) and $(244), respectively	(445)	(357)	(894)	(714)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $160, $148, $319 and $295, respectively	459	426	918	851
Other comprehensive income (loss), net of taxes	1,594	(7,609)	(8,207)	12,879
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$(1,293,890)	$47,001	$(1,261,569)	$122,210
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$550,408	$679,546
Restricted cash	16,422	15,028
Accounts receivable and unbilled revenues, net	476,148	575,176
Available-for-sale investment securities, at fair value	1,061,687	1,136,439
Held-to-maturity investment securities, at amortized cost	1,179,182	1,201,314
Stock in Federal Home Loan Bank, at cost	29,204	14,728
Loans held for investment, net	5,963,345	6,106,438
Loans held for sale, at lower of cost or fair value	13,904	15,168
Property, plant and equipment, net of accumulated depreciation of $3,415,729 and $3,317,759 at June 30, 2024 and December 31, 2023, respectively	6,298,721	6,150,126
Operating lease right-of-use assets	86,819	94,905
Regulatory assets	322,409	294,804
Other	1,057,165	877,959
Goodwill	—	82,190
Total assets	$17,055,414	$17,243,821
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$248,668	$247,462
Interest and dividends payable	34,528	51,206
Deposit liabilities	8,036,473	8,145,778
Other bank borrowings	520,000	750,000
Long-term debt, net—other than bank	2,838,224	2,842,429
Deferred income taxes	—	297,954
Operating lease liabilities	94,565	103,900
Finance lease liabilities	443,366	339,040
Regulatory liabilities	1,175,609	1,150,690
Defined benefit pension and other postretirement benefit plans liability	82,794	82,879
Wildfire tort-related claims	1,712,000	75,000
Other	749,621	778,349
Total liabilities	15,935,848	14,864,687
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 2, 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 110,303,446 shares and 110,151,798 shares at June 30, 2024 and December 31, 2023, respectively	1,709,472	1,707,471
Retained earnings (deficit)	(326,642)	926,720
Accumulated other comprehensive loss, net of tax benefits	(297,557)	(289,350)
Total shareholders’ equity	1,085,273	2,344,841
Total liabilities and shareholders’ equity	$17,055,414	$17,243,821
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained earnings	Accumulated other comprehensive
(in thousands)	Shares	Amount	(deficit)	income (loss)	Total
Balance, December 31, 2023	110,152	$1,707,471	$926,720	$(289,350)	$2,344,841
Net income for common stock	—	—	42,122	—	42,122
Other comprehensive loss, net of tax benefits	—	—	—	(9,801)	(9,801)
Share-based expenses and other, net	151	218	—	—	218
Balance, March 31, 2024	110,303	1,707,689	968,842	(299,151)	2,377,380
Net loss for common stock	—	—	(1,295,484)	—	(1,295,484)
Other comprehensive income, net of taxes	—	—	—	1,594	1,594
Share-based expenses and other, net	—	1,783	—	—	1,783
Balance, June 30, 2024	110,303	$1,709,472	$(326,642)	$(297,557)	$1,085,273
Balance, December 31, 2022	109,471	$1,692,697	$845,830	$(336,028)	$2,202,499
Net income for common stock	—	—	54,721	—	54,721
Other comprehensive income, net of taxes	—	—	—	20,488	20,488
Share-based expenses and other, net	101	(307)	—	—	(307)
Common stock dividends (36¢ per share)	—	—	(39,446)	—	(39,446)
Balance, March 31, 2023	109,572	1,692,390	861,105	(315,540)	2,237,955
Net income for common stock	—	—	54,610	—	54,610
Other comprehensive loss, net of tax benefits	—	—	—	(7,609)	(7,609)
Share-based expenses and other, net	40	3,868	—	—	3,868
Common stock dividends (36¢ per share)	—	—	(39,447)	—	(39,447)
Balance, June 30, 2023	109,612	$1,696,258	$876,268	$(323,149)	$2,249,377
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$(1,252,416)	$110,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property, plant and equipment	136,888	133,232
Other amortization	24,602	21,609
Provision for credit losses	(4,069)	1,218
Loans originated, held for sale	(57,381)	(14,912)
Proceeds from sale of loans, held for sale	57,259	14,596
Gain on sale of loans, net	(788)	(360)
Deferred income tax expense (benefit)	(455,510)	(1,309)
Share-based compensation expense	3,075	5,919
Allowance for equity funds used during construction	(6,976)	(7,073)
Goodwill impairment	82,190	—
Other	1,537	(3,710)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	99,756	103,695
Decrease in fuel oil stock	1,188	47,963
Decrease (increase) in materials and supplies	1,324	(11,662)
Increase in regulatory assets	(23,425)	(10,620)
Increase in regulatory liabilities	16,716	22,782
Increase in accounts, interest and dividends payable	19,857	34,946
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(44,470)	(45,171)
Decrease in defined benefit pension and other postretirement benefit plans liability	(4,784)	(4,304)
Increase in Wildfire tort-related claims	1,637,000	—
Change in other assets and liabilities	(38,126)	(25,499)
Net cash provided by operating activities	193,447	371,617
Cash flows from investing activities
Principal repayments on available-for-sale investment securities	52,545	68,279
Proceeds from repayments or maturities of held-to-maturity investment securities	29,417	35,604
Purchase of stock from Federal Home Loan Bank	(36,121)	(62,400)
Redemption of stock from Federal Home Loan Bank	21,645	70,960
Net decrease (increase) in loans held for investment	119,072	(208,042)
Proceeds from sale of commercial loans	31,067	66,655
Purchase of loans held for investment	—	(26,195)
Capital expenditures	(179,865)	(235,875)
Other	(4,237)	8,160
Net cash provided by (used in) investing activities	33,523	(282,854)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended June 30
(in thousands)	2024	2023
Cash flows from financing activities
Net decrease in deposit liabilities	(109,305)	(104,771)
Net decrease in short-term borrowings with original maturities of three months or less	—	(91,438)
Net decrease in other bank borrowings with original maturities of three months or less	—	(596,810)
Proceeds from issuance of short-term debt	—	65,000
Repayment of short-term debt	—	(100,000)
Proceeds from issuance of other bank borrowings	320,000	1,000,000
Repayment of other bank borrowings	(550,000)	(250,000)
Proceeds from issuance of long-term debt	4,673	250,000
Repayment of long-term debt	(9,888)	(62,426)
Withheld shares for employee taxes on vested share-based compensation	(1,074)	(2,356)
Common stock dividends	—	(78,893)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	(8,174)	(1,662)
Net cash provided by (used in) financing activities	(354,714)	25,698
Net increase (decrease) in cash, cash equivalents and restricted cash	(127,744)	114,461
Cash, cash equivalents and restricted cash, beginning of period	694,574	204,927
Cash, cash equivalents and restricted cash, end of period	566,830	319,388
Less: Restricted cash	(16,422)	(5,104)
Cash and cash equivalents, end of period	$550,408	$314,284
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2024	2023	2024	2023
Revenues	$792,331	$794,191	$1,580,909	$1,624,552
Expenses
Fuel oil	258,652	280,157	542,948	614,254
Purchased power	181,328	168,434	341,145	321,195
Other operation and maintenance	147,561	136,360	291,451	264,676
Wildfire tort-related claims (Note 2)	1,712,000	—	1,712,000	—
Depreciation	62,812	60,689	125,624	121,616
Taxes, other than income taxes	74,418	74,926	148,826	153,311
Total expenses	2,436,771	720,566	3,161,994	1,475,052
Operating income (loss)	(1,644,440)	73,625	(1,581,085)	149,500
Allowance for equity funds used during construction	3,336	3,772	6,976	7,073
Retirement defined benefits credit—other than service costs	1,072	1,048	2,144	2,095
Interest expense and other charges, net	(21,417)	(20,872)	(41,402)	(41,118)
Allowance for borrowed funds used during construction	1,344	1,295	2,730	2,426
Interest income	1,452	—	2,884	—
Income (loss) before income taxes	(1,658,653)	58,868	(1,607,753)	119,976
Income tax expense (benefit)	(429,758)	13,070	(418,578)	26,670
Net income (loss)	(1,228,895)	45,798	(1,189,175)	93,306
Preferred stock dividends of subsidiaries	229	229	458	458
Net income (loss) attributable to Hawaiian Electric	(1,229,124)	45,569	(1,189,633)	92,848
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income (loss) for common stock	$(1,229,394)	$45,299	$(1,190,173)	$92,308
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2024	2023	2024	2023
Net income (loss) for common stock	$(1,229,394)	$45,299	$(1,190,173)	$92,308
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes of $(175), $(163), $(351) and $(326), respectively	(505)	(470)	(1,013)	(940)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $160, $148, $319 and $295, respectively	459	426	918	851
Other comprehensive loss, net of taxes	(46)	(44)	(95)	(89)
Comprehensive income (loss) attributable to Hawaiian Electric Company, Inc.	$(1,229,440)	$45,255	$(1,190,268)	$92,219
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2024	December 31, 2023
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,019	$52,098
Plant and equipment	8,351,894	8,232,810
Right-of-use assets - finance lease	449,572	342,174
Less accumulated depreciation	(3,286,720)	(3,197,514)
Construction in progress	336,203	320,223
Utility property, plant and equipment, net	5,902,968	5,749,791
Nonutility property, plant and equipment, less accumulated depreciation of $42 and $40 as of June 30, 2024 and December 31, 2023, respectively	6,940	6,942
Total property, plant and equipment, net	5,909,908	5,756,733
Current assets
Cash and cash equivalents	88,620	106,077
Restricted cash	2,000	2,000
Customer accounts receivable, net	211,315	244,309
Accrued unbilled revenues, net	178,546	185,644
Other accounts receivable, net	57,892	111,519
Fuel oil stock, at average cost	146,091	148,237
Materials and supplies, at average cost	113,004	114,433
Prepayments and other	66,596	58,491
Regulatory assets	79,270	68,453
Total current assets	943,334	1,039,163
Other long-term assets
Operating lease right-of-use assets	64,740	71,877
Regulatory assets	243,139	226,351
Other	237,777	189,430
Total other long-term assets	545,656	487,658
Total assets	$7,398,898	$7,283,554
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	June 30, 2024	December 31, 2023
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at June 30, 2024 and December 31, 2023)	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	260,085	1,476,258
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,754	2,849
Common stock equity	1,192,842	2,409,110
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,887,793	1,934,277
Total capitalization	3,114,928	4,377,680
Commitments and contingencies (Notes 2 and 4)
Current liabilities
Current portion of operating lease liabilities	15,902	16,617
Current portion of long-term debt, net	46,954	—
Accounts payable	194,534	191,040
Interest and preferred dividends payable	22,992	22,882
Taxes accrued, including revenue taxes	249,459	291,942
Regulatory liabilities	24,106	36,559
Wildfire tort-related claims (Note 2)	1,712,000	75,000
Other	112,037	96,436
Total current liabilities	2,377,984	730,476
Deferred credits and other liabilities
Operating lease liabilities	54,779	62,098
Finance lease liabilities	433,231	330,978
Deferred income taxes	—	399,001
Regulatory liabilities	1,151,503	1,114,131
Unamortized tax credits	79,231	84,312
Defined benefit pension liability	60,636	60,671
Other	126,606	124,207
Total deferred credits and other liabilities	1,905,986	2,175,398
Total capitalization and liabilities	$7,398,898	$7,283,554

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income	Total
Balance, December 31, 2023	17,854	$119,048	$810,955	$1,476,258	$2,849	$2,409,110
Net income for common stock	—	—	—	39,221	—	39,221
Other comprehensive loss, net of taxes	—	—	—	—	(49)	(49)
Common stock dividends	—	—	—	(13,000)	—	(13,000)
Balance, March 31, 2024	17,854	119,048	810,955	1,502,479	2,800	2,435,282
Net loss for common stock	—	—	—	(1,229,394)	—	(1,229,394)
Other comprehensive loss, net of taxes	—	—	—	—	(46)	(46)
Common stock dividends	—	—	—	(13,000)	—	(13,000)
Balance, June 30, 2024	17,854	$119,048	$810,955	$260,085	$2,754	$1,192,842
Balance, December 31, 2022	17,854	$119,048	$810,955	$1,411,306	$2,861	$2,344,170
Net income for common stock	—	—	—	47,009	—	47,009
Other comprehensive loss, net of taxes	—	—	—	—	(45)	(45)
Common stock dividends	—	—	—	(32,250)	—	(32,250)
Balance, March 31, 2023	17,854	119,048	810,955	1,426,065	2,816	2,358,884
Net income for common stock	—	—	—	45,299	—	45,299
Other comprehensive loss, net of taxes	—	—	—	—	(44)	(44)
Common stock dividends	—	—	—	(32,250)	—	(32,250)
Balance, June 30, 2023	17,854	$119,048	$810,955	$1,439,114	$2,772	$2,371,889
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$(1,189,175)	$93,306
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property, plant and equipment	125,624	121,616
Other amortization	15,082	13,017
Deferred income tax expense (benefit)	(440,503)	(6,164)
State refundable credit	(5,880)	(5,750)
Bad debt expense	2,801	2,813
Allowance for equity funds used during construction	(6,976)	(7,073)
Other	17	381
Changes in assets and liabilities
Decrease in accounts receivable	86,832	76,219
Decrease in accrued unbilled revenues	7,614	28,797
Decrease in fuel oil stock	2,146	47,730
Decrease (increase) in materials and supplies	1,429	(11,587)
Increase in regulatory assets	(23,425)	(10,620)
Increase in regulatory liabilities	16,716	22,782
Increase in accounts payable	38,008	26,984
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(43,573)	(44,941)
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,916)	(3,926)
Increase in Wildfire tort-related claims	1,637,000	—
Change in other assets and liabilities	(34,348)	(7,439)
Net cash provided by operating activities	185,473	336,145
Cash flows from investing activities
Capital expenditures	(168,200)	(230,149)
Other	1,543	4,056
Net cash used in investing activities	(166,657)	(226,093)
Cash flows from financing activities
Common stock dividends	(26,000)	(64,500)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Proceeds from issuance of long-term debt	—	150,000
Net decrease in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	—	(87,967)
Payments of obligations under finance leases	(3,737)	(1,339)
Other	(5,538)	(843)
Net cash used in financing activities	(36,273)	(5,647)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,457)	104,405
Cash, cash equivalents and restricted cash, beginning of period	108,077	39,242
Cash, cash equivalents and restricted cash, end of period	90,620	143,647
Less: Restricted cash	(2,000)	—
Cash and cash equivalents, end of period	$88,620	$143,647
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

Note 1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2023.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2024 and December 31, 2023, the results of their operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
For the three and six months ended June 30, 2024, the Company incurred net losses of approximately $1.30 billion and $1.25 billion, respectively. For the three and six months ended June 30, 2024, the Utilities incurred net losses of approximately $1.23 billion and $1.19 billion, respectively. The net losses were primarily due to the accrual of estimated wildfire liabilities totaling approximately $1.71 billion related to the Maui windstorm and wildfire tort-related legal claims (see Note 2).
When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its evaluation, the Company considers, among other things, risks and/or uncertainties related to its results of operations, contractual obligations, including near-term debt maturities, dividend requirements, debt covenant compliance, or other factors impacting the Company’s liquidity and capital resources. As of the date of filing of this Form 10-Q, management has not yet implemented a capital financing plan to address expected wildfire settlement payments. If the conditions resulting in the substantial doubt are not resolved prior to the issuance of the Company’s annual financial statements, or it is not yet probable that management's plans can be effectively implemented to address those conditions, the Company would be in default on certain terms of its taxable debt agreements and syndicated credit facility agreements, and lenders would have the option to call the outstanding debt. Management believes HEI’s and the Utilities’ current cash balance at June 30, 2024 of $124.4 million and $88.6 million, respectively, and available capacity on the asset-based lending facility (ABL Facility) would not be sufficient to fund the Company’s planned expenditures and operational needs, which include potential payments to settle wildfire claims.
These conditions raise substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern within one year after the date that financial statements are issued. The ability to continue as a going concern is dependent primarily upon the Company’s ability to raise the capital necessary to fund the contribution to the settlement of wildfire tort claims while also meeting their obligations to repay their liabilities arising from normal business operations when they become due. The accompanying consolidated financial statements have been prepared on a basis which assumes HEI and the Utilities are a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to HEI’s and the Utilities’ ability to continue as a going concern. Such adjustments could be material.
HEI and the Utilities are currently working with their financial advisors on a financing plan to raise the capital necessary to fund the contribution to the settlement of wildfire tort claims. The Company expects to finance the settlement payments over time through a mix of debt, common equity, equity-linked securities or other potential options. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful.

HEI’s and the Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect HEI’s and the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation (including recent litigation noted above).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
Reclassifications. Reclassifications of prior year Wildfire tort-related claims amounts were reclassified from “Other liabilities” and “Other current liabilities” for the Company and the Utilities, respectively, to conform to the current year financial statement presentation. Reclassifications did not affect previously reported cash flows, net income or retained earnings.
Note 2 · Maui windstorm and wildfires
On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas caused widespread property damage, including damage to property of the Utilities, and 102 confirmed fatalities in Lahaina (the Maui windstorm and wildfires). The Maui windstorm and wildfires were fueled by extreme winds and drought-like conditions in those parts of Maui. The circumstances surrounding the Maui windstorm and wildfires are currently the subject of several investigations.
Restoration costs and recoveries. The Utilities are continuing restoration work to rebuild portions of the electric system in Lahaina to ensure safe and reliable power to all West Maui customers. Restoration efforts include the rebuilding of transmission and distribution lines along former routes in the Lahaina area with the installation of new interim steel poles and electrical equipment. To date, power has been restored to all customers that were able to have power restored in Lahaina and the rest of West Maui.
On December 27, 2023, the Public Utilities Commission of the State of Hawaii (PUC) issued an order authorizing deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the Maui windstorm and wildfires. The deferred accounting treatment applies to certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of the base rates. The approval pertains only to deferred cost treatment; any cost recovery of deferred costs will be the subject of a separate application(s). As of June 30, 2024, the Utilities have deferred $30.2 million of certain incremental costs related to the Maui windstorm and wildfires to a regulatory asset.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Third-party claims and other proceedings.
Tort-related legal claims. As of August 8, 2024, HEI and the Utilities have each been named in approximately 700 lawsuits related to the Maui windstorm and wildfires. These civil and class action lawsuits have been filed in the Maui and Oahu Circuit Courts against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively, tort-related legal claims). Two class actions are also pending in federal court. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, one lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. Defendants have asserted cross-claims against one another for indemnification, contribution, and subrogation.
Various unaffiliated third parties have published estimates of the total economic damage generally ranging from $3.8 billion to $6 billion. These estimates have not been validated by the Company, and they represent gross numbers that do not take into account causation or liability and do not attempt to allocate responsibility among the various defendants. As such, these estimates are not intended to provide a range of a reasonably possible loss in excess of the recorded amount under ASC Topic 450-20, “Loss Contingencies” attributable to the Company arising from the Maui windstorm and wildfires. In addition, on November 6, 2023, the Hawaii Insurance Division of the State of Hawaii Department of Commerce and Consumer Affairs released preliminary data on Maui windstorm and wildfires claims, and the Hawaii Insurance Division has subsequently provided updated data to include estimated losses for commercial property and business interruption. Through June 30, 2024, the data collected from over 200 insurers indicated estimated total insured losses of $3.3 billion for residential, commercial, personal, and other property, and business interruption. The estimated total losses for insured claims related to residential property includes homeowners insurance, dwelling-fire landlord, condominium unit owner, renters insurance, and other residential property. The estimated total losses do not account for uninsured or underinsured property losses, interest, attorneys’ fees, fire suppression and clean-up costs, evacuation costs, personal injury or wrongful death damages, medical expenses or other costs, such as potential punitive damages, fines or penalties. It is uncertain whether the insured claims reported to the Hawaii Insurance Division are complete, and together with property damage claims unaccounted for, as mentioned above, the total amount of property damage claims could be materially higher than the amount reported by the Hawaii Insurance Division. The Hawaii Insurance Division did not state whether it intends to provide updated information in the future.
The Company is actively working with the State of Hawaii and others in the community on solutions for Maui’s recovery, including the compensation of those who suffered losses in the Maui windstorm and wildfires and who are currently named as plaintiffs in the various cases. On November 8, 2023, Hawaii Governor Josh Green announced the One ‘Ohana Initiative (the One ‘Ohana Initiative) as a collective path forward to recovery from the Maui windstorm and wildfires. The One ‘Ohana Initiative is a new humanitarian aid fund of $175 million, with the objective to compensate, in an expedited manner, those who have lost loved ones and those who have suffered severe injuries in the Maui windstorm and wildfires. The One ‘Ohana Initiative provides an alternative to a lengthy and expensive legal process. Beneficiaries who have lost loved ones are anticipated to receive payments of $1.5 million per decedent, and those who suffered severe injuries are expected to share in a specially allocated pool of compensation. In exchange for receiving such a payment, beneficiaries will be required to waive their ability to pursue legal claims for wrongful death and severe injuries. Hawaiian Electric fully supports this humanitarian initiative and has contributed $75 million. The Governor announced that other parties, including the State of Hawaii, the County of Maui, and Kamehameha Schools have all agreed to contribute to the fund. Hawaiian Electric’s contribution to the Initiative was less than half of the total, and Hawaiian Electric's insurance carriers funded its share of the contributions to the fund. Hawaiian Electric’s contribution is reflective of its commitment to join with community partners to provide solutions to promote Maui’s recovery. Hawaiian Electric’s commitment to contribute to the One ‘Ohana Initiative is not an admission of guilt or reflection of fault or liability related to the wildfires. Under the One ‘Ohana Initiative, all claimants (except families of missing persons) were required to submit a completed registration form and registrants who meet the Fund’s eligibility requirements then were required to complete and submit a claim form. As of the claim-submission deadline of July 15, 2024, 35 claim forms were received that relate to death claims and 12 claim forms were received that relate to physical injury claims.
On August 2, 2024, attorneys representing the individual and class plaintiffs reached an agreement in principle with all defendants to settle all of their tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires. The agreement in principle was the product of a mediation process that lasted several months and remains subject to final documentation and court approval. Under the agreement in principle, HEI and Hawaiian Electric, the State of Hawaii, the County of Maui, Kamehameha Schools, West Maui Land Co., Hawaiian Telcom and Spectrum/Charter Communications have agreed to contribute a total of approximately $4.04 billion to one or more funds that would pay the claims of those who filed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
lawsuits in state and federal courts, or who may have claims but have not yet filed lawsuits, in connection with the Maui windstorm and wildfires.
The agreement in principle does not resolve claims with insurers who have asserted subrogation claims in separate lawsuits, and such insurers are not parties to the agreement in principle. However, the agreement in principle provides that the definitive settlement agreement must provide for resolution of all subrogation claims by insurers that have been or could be brought against defendants arising out of the Maui windstorm and wildfires for no additional consideration. The agreement in principle includes a condition to the defendants’ obligations providing that within 90 days from its execution, either (a) insurers that have brought claims arising out of the Maui windstorm and wildfires enter into a written agreement that provides for releases of all claims against the defendants, or (b) that a trial court enters an order providing that if the final definitive agreement between the plaintiffs and the defendants becomes effective, then those same insurers’ exclusive remedy for any claims against the defendants would be limited to asserting liens against the settlement amounts obtained by the individual plaintiffs (so long as the order becomes final and unappealable within nine months from its date of issuance or, in that time period, those same insurers agree to provide the requisite releases).
Of the total settlement amount, HEI and Hawaiian Electric would contribute a total of $1.99 billion, which includes as a credit towards that amount the $75 million previously contributed for the One ‘Ohana Initiative, to be paid in four equal annual installments, with the first installment expected to be made no earlier than mid-2025. While the agreement in principle remains subject to final documentation and court approval, the Utilities have accrued their best estimate of the loss of approximately $1.71 billion, which represents the best estimate of the lump sum amount to settle claims with the plaintiffs as of June 30, 2024. The agreement in principle contains no admission of any liability by HEI or the Utilities and reflects the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities will seek insurance recovery to partially mitigate the potential financial impact; however, the timing and amount of any insurance recoveries are not determinable at this time.
As part of the agreement in principle, the parties agreed to vacate all trial dates and stay the litigation, except for litigation activities between the individual plaintiffs and the subrogation insurers and actions taken to further settlement. On August 2, 2024, the Second Circuit court overseeing the Special Proceeding in which most of the individual plaintiff actions have been coordinated vacated the trial dates that previously had been set. Accordingly, no trial dates are currently set in any action. No stay of litigation has been agreed to in the subrogation actions, but no trial dates have been set in those actions.
The Company intends to vigorously defend against the litigation if a definitive settlement is ultimately not achieved. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlements, judgments, or costs associated with the litigation. If additional liabilities were to be incurred, the loss could be material to the Company’s results of operations, financial position and cash flows and could result in violations of the financial covenants in the Company’s debt agreements. If any such losses were to be sufficiently high, the Company may not have liquidity or the ability to access liquidity at levels necessary to satisfy such losses. However, any possible loss in excess of the amount recorded cannot reasonably be estimated at this time.
Securities class action and shareholder lawsuits. On August 24, 2023, a putative securities class action captioned Bhangal v. Hawaiian Electric Industries, Inc., et al., No.: 3:23-cv-04332-JSC (the Securities Action) was filed in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 promulgated thereunder against HEI and certain of its current and former officers (collectively, Defendants), and Section 20(a) of the Exchange Act against certain of HEI’s current and former officers. Plaintiff broadly alleges that Defendants made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiff seeks unspecified monetary damages. On December 7, 2023, the court appointed Daniel Warren as lead plaintiff and Pomerantz LLP as lead plaintiff’s counsel. On March 8, 2024, the lead plaintiff filed an amended complaint. The Company has filed a motion to dismiss that complaint and intends to vigorously defend against this action. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company does not believe that a loss is probable and any possible loss or range of loss is not reasonably estimable.
On September 11, 2023, a putative shareholder derivative action captioned Rice v. Connors, et al., No. 1CCV-23-0001181 was filed in the Circuit Court of the First Circuit, State of Hawaii. On December 6, 2023, the case was removed to the United States District Court for the District of Hawaii and captioned Rice v. Connors, et al., No. 1:23-cv-00577-JAO-BMK. On March 14, 2024, the United States District Court remanded the case to the Circuit Court of the First Circuit, State of Hawaii. This action is purportedly brought by a shareholder on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiff asserts Hawaii state law breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, and aiding and abetting breach of fiduciary duty claims allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain of the Company’s prior

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
public disclosures. Plaintiff seeks, on behalf of HEI and Hawaiian Electric, compensatory and punitive damages, restitution, disgorgement, and equitable relief in the form of changes to corporate governance, policies and culture. HEI has moved to stay the proceeding pending resolution of the tort-related legal claims and the Securities Action. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Three putative shareholder derivative actions were filed in the United States District Court for the Northern District of California between December 26, 2023 and February 8, 2024, including:
Kallaus v. Johns, et al., No. 3:23-cv-06627 (the Kallaus Action), Cole v. Johns, et al., No. 3:24-cv-00598 (the Cole Action), and Tai v. Seu, et al., No. 3:24-cv-01198 (the Tai Action). On March 19, 2024, upon stipulation by the parties, the court consolidated the Kallaus Action, the Cole Action, and the Tai Action under the caption In Re Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Derivative Litigation, No. 3:23-cv-06627 (the Consolidated Derivative Actions). On June 19, 2024, Plaintiffs filed a consolidated amended complaint. The Consolidated Derivative Actions are purportedly brought by shareholders of HEI on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs purport to assert both Hawaii state law and federal securities law claims. Plaintiffs assert state law breach of fiduciary duty, corporate waste, unjust enrichment, gross mismanagement, and abuse of control claims purportedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiffs also assert claims under Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and generally allege that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. Plaintiffs seek, on behalf of HEI and Hawaiian Electric, unspecified monetary and punitive damages, disgorgement, and other relief. HEI moved to stay the Consolidated Derivative Actions pending resolution of the tort-related legal claims and the Securities Action, and also moved to dismiss the consolidated amended complaint for failing to adequately allege that the Board’s refusal of the plaintiffs’ demands was wrongful. While the Company has certain obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the Consolidated Derivative Actions should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Two putative shareholder derivative actions were filed in the United States District Court for the District of Hawaii between April 8, 2024 and June 8, 2024, including:
Assad v. Seu, et al., No. 1:24-cv-00164 (the Assad Action), and Faris v. Seu, et al., No. 1:24-cv-00247 (the Faris Action). On July 3, 2024, upon stipulation by the parties, the court consolidated the Assad Action and Faris Action under the caption In Re Hawaiian Electric Industries, Inc., Stockholder Derivative Litigation, No. 1:24-cv-00164 (the Hawaii Federal Derivative Actions). Both actions are purportedly brought by shareholders on behalf of nominal defendant HEI and against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs purport to assert Hawaii state law claims for breach of fiduciary duty, corporate waste, and unjust enrichment allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiffs generally allege that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. Plaintiffs seek, on behalf of HEI, compensatory damages, restitution, disgorgement, injunctive relief, and equitable relief, including in the form of changes to HEI’s corporate governance policies and procedures. On July 30, 2024, upon HEI’s motion, the court stayed the Hawaii Federal Derivative Actions pending resolution of the motion to dismiss the Securities Action and the motions to stay and dismiss the Consolidated Derivative Actions. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance and $25 million of miscellaneous professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $1.0 million, respectively, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of June 30, 2024, the Company’s and Utilities’ insurance receivable totaled $34.8 million and $29.6 million, respectively, under the policies. As of June 30, 2024, HEI and its subsidiaries have approximately $41 million, $25 million and $133 million of insurance coverage remaining under the excess liability, miscellaneous professional liability and directors and officers liability policies, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
See table below for the incremental expenses related to the Maui windstorm and wildfires.

	Year ended December 31, 2023		Three months ended June 30, 2024		Six months ended June 30, 2024
(in thousands)	Electric utility	HEI Consolidated	Electric utility	HEI Consolidated	Electric utility	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$24,737	$34,876	$17,613	$25,000	$28,348	$40,027
Wildfire tort-related claims	75,000	75,000	1,712,000	1,712,000	1,712,000	1,712,000
Other expense	15,071	28,507	9,262	11,295	23,094	26,386
Total Maui windstorm and wildfires related expenses	114,808	138,383	1,738,875	1,748,295	1,763,442	1,778,413
Insurance recoveries	(98,613)	(104,580)	(16,379)	(18,875)	(26,348)	(31,452)
Deferral treatment approved by the PUC[1]	(14,692)	(14,692)	(7,656)	(7,656)	(15,554)	(15,554)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,503	$19,111	$1,714,840	$1,721,764	$1,721,540	$1,731,407
1    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires. Amounts were reclassified to a regulatory asset.
On May 4, 2024, HEI and the Utilities reached an agreement to settle indemnification claims asserted by the State of Hawaii without any admission of fault or responsibility. Under the terms of the agreement, HEI and the Utilities agreed to contribute up to $18.4 million through the end of 2024 related to the costs of the professional advisors engaged by the State of Hawaii to advise on a variety of matters related to the Maui windstorm and wildfires. Under certain circumstances, HEI and the Utilities have the unilateral right to terminate the agreement and stop paying the costs for future periods. As of June 30, 2024, a total of $10.6 million of such costs were accrued and reflected in Maui windstorm and wildfires related expenses-Other expense in the table above. HEI and the Utilities are seeking insurance recoveries for such costs; however, the timing and amount of any insurance recoveries are not determinable at this time.
In addition, the Utilities incurred $2.1 million and $7.7 million of total capital costs related to the Maui windstorm and wildfires for the three and six months ended June 30, 2024, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2024
Revenues	$792,331	$101,943	$3,086	$897,360
Income (loss) before income taxes	$(1,658,653)	$(57,106)	$(26,521)	$(1,742,280)
Income taxes (benefit)	(429,758)	(11,319)	(6,192)	(447,269)
Net income (loss)	(1,228,895)	(45,787)	(20,329)	(1,295,011)
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$(1,229,394)	$(45,787)	$(20,303)	$(1,295,484)
Six months ended June 30, 2024
Revenues	$1,580,909	$207,087	$6,522	$1,794,518
Income (loss) before income taxes	$(1,607,753)	$(31,293)	$(48,965)	$(1,688,011)
Income taxes (benefit)	(418,578)	(6,440)	(10,577)	(435,595)
Net income (loss)	(1,189,175)	(24,853)	(38,388)	(1,252,416)
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$(1,190,173)	$(24,853)	$(38,336)	$(1,253,362)
Total assets (at June 30, 2024)	$7,398,898	$9,280,805	$375,711	$17,055,414
Three months ended June 30, 2023
Revenues	$794,191	$96,885	$4,609	$895,685
Income (loss) before income taxes	$58,868	$25,055	$(14,556)	$69,367
Income taxes (benefit)	13,070	4,851	(3,637)	14,284
Net income (loss)	45,798	20,204	(10,919)	55,083
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$45,299	$20,204	$(10,893)	$54,610
Six months ended June 30, 2023
Revenues	$1,624,552	$190,742	$8,628	$1,823,922
Income (loss) before income taxes	$119,976	$48,762	$(29,067)	$139,671
Income taxes (benefit)	26,670	9,996	(7,272)	29,394
Net income (loss)	93,306	38,766	(21,795)	110,277
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$92,308	$38,766	$(21,743)	$109,331
Total assets (at December 31, 2023)	$7,283,554	$9,673,192	$287,075	$17,243,821

Intercompany electricity sales of the Utilities to ASB and “other” segments are not eliminated because those segments would need to purchase electricity from another source if it were not provided by the Utilities and the profit on such sales is nominal.
Sales from Hamakua Energy, LLC (Hamakua Energy) to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 4 · Electric utility segment
Unconsolidated variable interest entities.
Power purchase agreements.  As of June 30, 2024, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Commitments and contingencies.
Contingencies. The Utilities are subject in the normal course of business to legal, regulatory and environmental proceedings. Excluding the potential liabilities from the Maui windstorm and wildfires, management does not anticipate that the aggregate ultimate liability arising out of these pending or threatened legal proceedings will be material to its financial position. However, the Utilities cannot rule out the possibility that such outcomes could have a material effect on the results of operations or liquidity for a particular reporting period in the future. The Utilities record loss contingencies when the outcome of such proceedings is probable and when the amount of the loss is reasonably estimable. The Utilities also evaluate, on a continuous basis, whether developments in such proceedings could cause these assessments or estimates to change. Assessment regarding future events is required when evaluating whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable. Management is often unable to estimate a reasonably possible loss, or a range of loss, particularly in cases in which: (i) the damages sought are indeterminate or the basis for the damages claimed is not clear; (ii) proceedings are in early stages; (iii) discovery is not complete; (iv) the matters involve novel or unsettled legal theories; (v) significant facts are in dispute; (vi) a large number of parties are represented (including circumstances in which it is uncertain how liability, if any, would be shared among multiple defendants); (vii) a lower court or administrative agency’s decision or ruling has been appealed; and/or (viii) a wide range of potential outcomes exist. In such cases, there may be considerable uncertainty regarding the timing or ultimate resolution, including any possible loss, fine, penalty, or business impact.
August 2023 Maui windstorm and wildfires. See Note 2.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in the termination of the original PPA. Following the termination, Hu Honua filed a lawsuit in the U.S. District Court for the District of Hawaii. The parties reached a settlement that was conditioned on the PUC’s timely, non-appealable final approval of an amended and restated PPA dated May 9, 2017. On May 23, 2022, following a contested case hearing, the PUC issued a decision and order denying the amended and restated PPA, based on, among other things, findings that: (1) the project will result in significant greenhouse gas (GHG) emissions, (2) Hu Honua’s proposed carbon commitment to sequester more GHG emissions than produced by the project are speculative and unsupported, (3) the amended and restated PPA is likely to result in high costs to customers through its relatively high cost of electricity and through potential displacement of other, lower cost, renewable resources, and (4) based on the foregoing, approving the amended and restated PPA is not prudent or in the public interest. On June 2, 2022, Hawaii Electric Light and Hu Honua filed their separate motions for reconsideration, which were denied by the PUC on June 24, 2022. On June 29, 2022, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s May 23, 2022 decision and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
order denying the amended and restated PPA. On March 13, 2023, the Hawaii Supreme Court affirmed the PUC’s decision denying the amended and restated PPA between Hu Honua and Hawaii Electric Light and entered its judgment on appeal on April 12, 2023. On June 7, 2023, Hu Honua filed a status report with the U.S. District Court for the District of Hawaii, stating, among other things, that because settlement of the underlying federal lawsuit was contingent on timely, non-appealable, final approval of the amended and restated PPA by the PUC, that the Hawaii Supreme Court’s opinion made fulfillment of the condition impossible, and therefore the settlement agreement between the Hawaiian Electric defendants (HEI, Hawaiian Electric, and Hawaii Electric Light) and Hu Honua is null and void and of no further effect. On November 16, 2023, Hu Honua filed its Motion for Leave to File Third Amended and Supplemental Complaint and for Permissive Joinder with the U.S. District Court for the District of Hawaii, asking the court to grant it leave to file a Third Amended and Supplemental Complaint, which would amend its claims and add three new proposed defendants. The hearing on this motion took place on February 14, 2024. The court issued a decision and order on the motion on April 2, 2024, which was consistent with Hawaii Electric Light's position, only allowing amendments that were agreed to and not allowing Hu Honua to add new claims or parties, effectively leaving Hu Honua with its previously-pled breach of contract and antitrust claims. Hu Honua filed its objection to the order on April 16, 2024 and the Hawaiian Electric defendants filed their response to the objection on April 30, 2024. A hearing on Hu Honua’s objection took place on July 30, 2024 and the parties are awaiting a court order to be issued.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.5 million as of June 30, 2024, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of June 30, 2024, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.5 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Kapolei pipeline. James Campbell Company (JCC) through its wholly owned subsidiary, Aina Nui Corporation discovered petroleum contamination in ground water during construction of a project in Kapolei in late 2022 and incurred approximately $0.8 million in remediation costs. JCC made a joint demand for these costs in June 2023 to the two companies, including Hawaiian Electric, that have pipelines in the area of the contamination. This demand was updated in April 2024 to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
$1.4 million to incorporate additional costs. It has not been determined whether the nature of the contamination is consistent with what was in the Utilities’ pipelines or is wholly or partially the responsibility of the other pipeline owner and whether the costs were properly incurred. At this time, the parties are engaging in settlement discussions and the Utilities have determined that the estimated probable loss is not material.
Endangered Species Act. The Utilities received a 60-day notice under the federal Endangered Species Act, from Earthjustice on behalf of the American Bird Conservancy and Conservation Council for Hawaii in early February 2024. The 60-day notice is the pre-cursor to a citizen’s suit under the Endangered Species Act. The notice alleges that the Utilities are out of compliance with the Act due to alleged impacts on endangered seabirds caused by the Utilities’ powerlines, street lights and facility lights on Maui and Lanai. The Utilities are already in the process of drafting a Habitat Conservation Plan and will be applying for associated state and federal permits. The notice asserts that the scope of the plan should be broader and that additional interim measures are required while the plan and permits are pending. At this time, the parties are engaging in settlement discussions and the Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
Commitments.
Purchase commitments. In the ordinary course of business, the Utilities enter into various agreements to purchase power and lease fuel barge. As of December 31, 2023, the Utilities estimated future purchase obligations of $1.7 billion. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.
On March 28, 2024, AES West Oahu Solar project reached commercial operations, which has a capacity of 12.5 MW with 50 MWh batteries and total annual payment of $3.2 million. On May 31, 2024, AES Kuihelani Solar project on Maui reached commercial operations, which has a capacity of 60 MW with 240 MWh batteries and total annual payment of $13.2 million. On June 7, 2024, the Kupono Solar project on Oahu reached commercial operations, which has a capacity of 42 MW with 168 MWh batteries and total annual payment of $11.5 million. For the six months ended June 30, 2024, $107.4 million of finance lease liabilities with corresponding right-of-use assets was recorded for the battery portion of the PPAs and a total of three Stage 1 and Stage 2 renewable projects provide the Utilities of 114.5 MW, with 458 MWh batteries.
Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2024	2023	2024	2023
Kalaeloa	$79	$67	$145	$134
HPOWER	16	16	33	34
Puna Geothermal Venture	14	9	27	17
Hamakua Energy	5	19	16	39
Kapolei Energy Storage	6	—	12	—
Wind IPPs	37	33	67	57
Solar IPPs	21	22	36	36
Other IPPs [1]	3	2	5	4
Total IPPs	$181	$168	$341	$321
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
Waena Switchyard/Synchronous Condenser Project. In October 2020, to support efforts to increase renewable energy generation and reduce fossil fuel consumption by deactivating current generating units, Maui Electric filed a PUC application to construct a switchyard, which includes the extension of two 69 kV transmission lines and the relocation of another 69 kV transmission line; and the conversion of two generating units to synchronous condensers at Kahului Power Plant in central Maui. In November 2021, the PUC approved Maui Electric’s request to commit funds estimated at $38.8 million for the project, and to recover capital expenditures for the project under Exceptional Project Recovery Mechanism (EPRM) not to exceed $38.8 million, which shall be further reduced to reflect the total project cost exclusive of overhead costs not directly attributable to the project. The Waena Switchyard was placed in service on October 25, 2023. Maui Electric petitioned and received from

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
the State of Hawaii Department of Health a one-year extension to the mandatory retirement of Kahului Power Plant and there is now flexibility to operate the units until the end of 2028. The conversion of the two generating units will be performed after the retirement of Kahului Power Plant Units 3 and 4.
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of June 30, 2024, $25.5 million has been incurred for the project.
Waena Battery Energy Storage System Project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40 MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under EPRM. Project costs incurred as of June 30, 2024 amount to $0.6 million.
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
The project costs to be recovered through EPRM is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that its application for $95 million in federal funds under the Infrastructure Investment and Jobs Act (IIJA) has been awarded. Project costs incurred as of June 30, 2024 amount to $1.8 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
On November 3, 2023, the Utilities, Ulupono Initiative LLC, and the County of Hawaii filed a stipulation on proposed modifications to the RPS-A, Call Center, AMI Utilization, and interconnection requirements study PIMs. On June 24, 2024, the PUC issued an order (1) approving modifications to the interconnection requirements study PIM to expand its application to firm generation projects effective August 1, 2024, (2) approving a consolidated target for the Call Center PIM and modifying the target performance based on the average of the Utilities’ performance, weighted by the number of calls for the last eight quarters as of December 31, 2023, to be effective August 1, 2024, (3) denying the proposed modifications to the RPS-A PIM and clarifying that it will continue to operate according to its existing tariff language; and (4) denying the proposed modifications to the AMI Utilization PIM and declining to extend the PIM beyond its scheduled sunset date of December 31, 2023.
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
On April 1, 2024, the Utilities filed a request for partial temporary suspension and modification of the T&D SAIDI and T&D SAIFI PIMs to specifically suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. The Utilities also proposed that circuits not identified as wildfire risk circuits would continue to be subject to the existing PIMs on a prorated basis. On April 26, 2024, the PUC issued a procedural schedule to govern review of the request, a D&O is requested by December 16, 2024.
On June 19, 2024, the PUC issued an order (June 2024 order) providing preliminary guidance regarding the comprehensive evaluation of the PBR Framework that will commence in the fourth year of the PBR Framework’s first MRP (PBR Framework Review). The PUC has developed a high-level review structure and timeline for the PBR Framework Review and divided the remainder of the first MRP into three phases: (i) the evaluation of the current PBR Framework, (ii) the examination of proposal for modifications to the PBR Framework, and (iii) the implementation of modifications prior to commencing the second MRP. At the PBR Working Group meeting held on June 26, 2024, the PUC staff solicited the parties’ feedback on the scope of the PBR Framework Review and discussed other considerations, including rebasing target revenues. On July 19, 2024, as requested by the PUC staff, the parties filed written feedback to materials presented and discussed at the June Working Group meeting and in the June 2024 order. The PUC intends to issue a detailed process order initiating the PBR Framework Review.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
As of June 30, 2024, the Utilities annualized MPIR and EPRM revenue amounts totaled $33.1 million, including revenue taxes, for the Schofield Generating Station ($16.5 million), West Loch PV project ($3.3 million), Grid Modernization Strategy (GMS) Phase 1 project ($11.2 million for all three utilities), Waiawa UFLS project ($0.1 million) and Waena Switchyard/Synchronous project ($2.0 million) that included the 2023 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2023 MPIR amounts for the Schofield Generating Station, West Loch PV, GMS Phase 1, and Waiawa UFLS projects effective June 1, 2023 and for the Waena Switchyard project effective January 1, 2024 through the RBA rate adjustment.
As of June 30, 2024, the PUC approved four EPRM applications for projects totaling $218.5 million to the extent the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for four additional projects with total project costs up to $712.9 million, subject to PUC approval.
Pilot process. As part of the PBR Framework, the PUC approved a pilot process to foster innovation by establishing an expedited implementation process for pilots that tests new technologies, programs, business models, and other arrangements (Pilot Process). Under the Pilot Process, the Utilities submit specific pilot proposals (Pilot Notices) that are within the scope of the approved Workplan to the PUC for their expedited review. The PUC will strive to issue an order addressing a proposed pilot within 45 days of the filing date of a Pilot Notice. If the PUC does not take affirmative action on a Pilot Notice by the end of the 45-day period, the Pilot Notice will be considered approved as submitted. The PUC may modify the pilot as originally proposed, and the Utilities will have 15 days to notify the PUC whether the Utilities accept the modification, propose further modification, or withdraw the Pilot Notice. The PUC may also, where necessary, suspend the Pilot Notice for further investigation.
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
Performance incentive mechanisms. The following PIMs and SSMs were approved by the PUC and are applicable for the 2023 evaluation period and through June 30, 2024.
•Service Quality performance incentives (ongoing). Service Quality performance incentives are measured on a calendar-year basis. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs to remain constant in interim periods, unless otherwise amended by order of the PUC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
•Service Reliability Performance measured by Transmission and Distribution-caused SAIDI and SAIFI (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.4 million for calendar year 2023 - for both indices in total for the three utilities). On December 28, 2023, the PUC issued an order granting a temporary suspension of Maui Electric’s T&D SAIDI and SAIFI PIMs from August 8, 2023 through June 30, 2024. For the 2023 evaluation period, the Utilities incurred $3.7 million in penalties.
•Call Center Performance measured by the percentage of calls answered within 30 seconds. The previous target performance was based on the annual average performance for each utility for the most recent eight quarters with a deadband of 3% above and below the target. On June 24, 2024, the PUC issued an order approving a consolidated target for the Call Center PIM and modifying the target performance based on the average of the Utilities’ performance, weighted by the number of calls for the last eight quarters as of December 31, 2023, to be effective August 1, 2024. The maximum penalty or reward is 8 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties or rewards of approximately $1.4 million - in total for the three utilities).
•Phase 1 RFP PIM. Procurement of low-cost variable renewable resources through the RFP process in 2018 is measured by comparison of the procurement price to target prices. The first portion of the incentive was earned upon PUC approval of the PPAs. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019 with the remaining award to be recognized in the year following the in-service date of the projects prorated in proportion to the actual amount of energy utilized, which is estimated to occur from 2023 to 2025. Based on the in-service date of two projects, the Utilities earned the second portion of the incentive of approximately $0.1 million (for Hawaiian Electric) in rewards in both 2023 and the first quarter of 2024. In the second quarter of 2024, the Utilities accrued the second portion of the incentive of approximately $0.1 million (for Hawaii Electric Light).
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
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for DER systems <100 kW in size. The Interconnection Approval PIM extends through December 31, 2024. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. In 2023, the Utilities earned $3.0 million in rewards.
•Low-to-Moderate Income (LMI) Energy Efficiency PIM that provides financial rewards for collaboration between the Utilities and the third-party Public Benefits Fee Administrator to deliver energy savings for low- and moderate-income customers. The Utilities can earn a total annual maximum reward of $2.0 million. The PIM will initially have a duration of three years and be subject to an annual review. The evaluation period is based on Hawaii Energy’s program year with the initial evaluation year being the period of July 1, 2021 through June 30, 2022. The Utilities earned $0.01 million in rewards for the program period ending June 30, 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
For the 2023 evaluation period, the Utilities earned $0.9 million ($1.2 million for Hawaiian Electric, $(0.6) million for Hawaii Electric Light and $0.3 million for Maui Electric) in rewards net of penalties. The net rewards related to 2023 and for the period through March 2024 were reflected in the 2024 PIMs annual report and 2024 spring revenue report filings. In the second quarter of 2024, the Utilities accrued an additional $0.1 million reward for the Phase 1 RFP PIM (for Hawaii Electric Light), which will be reflected in the upcoming 2024 fall revenue report filing.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities’ 2024 spring revenue report filed on March 28, 2024 was approved by the PUC on May 16, 2024. The filing reflected ARA revenues for recovery of the COVID-19 related deferred costs through the Z-factor and the accelerated return of the Enterprise Resource Planning system benefits savings to Hawaii Electric Light and Maui Electric customers as part of the customer dividend, as follows. (See discussion under “Regulatory assets and liabilities” below).

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

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental ARA revenues	$2.2	$(0.8)	$(1.4)	$—
Incremental PIMs (net)	(1.3)	(1.1)	(0.2)	(2.6)
Incremental MPIR/EPRM revenue adjustment	3.0	0.7	1.2	4.9
Incremental Pilot Process cost recovery	1.9	0.3	0.5	2.7
Net incremental amount to be collected (refunded) under the RBA rate tariffs	$5.8	$(0.9)	$0.1	$5.0

Regulatory assets and liabilities.
Regulatory asset related to retirement of Honolulu generating units 8 and 9. On December 22, 2023, the PUC issued a decision and order approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Honolulu units 8 and 9 assets that retired on December 31, 2023, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
case or rate re-setting proceeding. As of June 30, 2024, the Utilities have recorded $28.3 million in regulatory assets for the remaining net book value of Honolulu generating units 8 and 9.
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
As of June 30, 2024, the Utilities have recorded $30.2 million in regulatory assets for the incremental costs incurred related to the Maui windstorm and wildfires event.
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
As of June 30, 2024, the Utilities’ regulatory liability was $13.1 million ($1.9 million for Hawaiian Electric, $4.5 million for Hawaii Electric Light and $6.7 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 13, 2024 for the period January 1 through December 31, 2023.
Regulatory assets for COVID-19 related costs. On December 29, 2023, the PUC issued a decision and order (December 2023 D&O) approving the Utilities’ request to recover the COVID-19 related deferred costs up to $8.8 million evenly over a three-year recovery period from 2024 through 2026 through the Z-factor in the ARA. Following the Utilities’ motion for clarification or in the alternative partial reconsideration of the December 2023 D&O, on February 27, 2024, the PUC issued an order clarifying the December 2023 D&O and approving, among other things, the Utilities’ requests to base the recovery on the recorded balances as of December 31, 2023 and to modify the recovery period to begin June 1, 2024 and end May 31, 2027. As of June 30, 2024, the Utilities have recorded $8.3 million in regulatory assets for deferral of COVID-19 related costs.
Regulatory assets for suspension of disconnections related costs. Based on the circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, including the Utilities, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through August 31, 2024 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to HRS Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of June 30, 2024, the Utilities have recorded $1.7 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and six months ended June 30, 2024 and 2023, and as of June 30, 2024 and December 31, 2023.
On March 21, 2024, Hawaiian Electric formed HE AR INTER LLC, which was established to pursue financing through a secured asset-based (accounts receivable) credit facility. As of June 30, 2024, there was no activity.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$564,628	117,663	110,040	—	—	$792,331
Expenses
Fuel oil	187,386	28,941	42,325	—	—	258,652
Purchased power	137,139	31,068	13,121	—	—	181,328
Other operation and maintenance	93,717	24,544	29,300	—	—	147,561
Wildfire tort-related claims (Note 2)	1,369,600	171,200	171,200	—	—	1,712,000
Depreciation	42,003	10,964	9,845	—	—	62,812
Taxes, other than income taxes	53,214	10,943	10,261	—	—	74,418
Total expenses	1,883,059	277,660	276,052	—	—	2,436,771
Operating loss	(1,318,431)	(159,997)	(166,012)	—	—	(1,644,440)
Allowance for equity funds used during construction	2,578	288	470	—	—	3,336
Equity in earnings of subsidiaries	(246,099)	—	—	—	246,099	—
Retirement defined benefits credit (expense)—other than service costs	928	168	(24)	—	—	1,072
Interest expense and other charges, net	(15,717)	(2,974)	(4,559)	—	1,833	(21,417)
Allowance for borrowed funds used during construction	1,034	85	225	—	—	1,344
Interest Income	2,972	241	72	—	(1,833)	1,452
Loss before income taxes	(1,572,735)	(162,189)	(169,828)	—	246,099	(1,658,653)
Income tax benefit	(343,611)	(42,027)	(44,120)	—	—	(429,758)
Net loss	(1,229,124)	(120,162)	(125,708)	—	246,099	(1,228,895)
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net loss attributable to Hawaiian Electric	(1,229,124)	(120,295)	(125,804)	—	246,099	(1,229,124)
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net loss for common stock	$(1,229,394)	(120,295)	(125,804)	—	246,099	$(1,229,394)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net loss for common stock	$(1,229,394)	(120,295)	(125,804)	—	246,099	$(1,229,394)
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(505)	(39)	(57)	—	96	(505)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	459	35	50	—	(85)	459
Other comprehensive loss, net of taxes	(46)	(4)	(7)	—	11	(46)
Comprehensive loss attributable to common shareholder	$(1,229,440)	(120,299)	(125,811)	—	246,110	$(1,229,440)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,128,808	235,272	216,829	—	—	$1,580,909
Expenses
Fuel oil	397,585	60,126	85,237	—	—	542,948
Purchased power	254,657	63,124	23,364	—	—	341,145
Other operation and maintenance	184,601	49,134	57,716	—	—	291,451
Wildfire tort-related claims (Note 2)	1,369,600	171,200	171,200	—	—	1,712,000
Depreciation	84,007	21,928	19,689	—	—	125,624
Taxes, other than income taxes	106,623	21,900	20,303	—	—	148,826
Total expenses	2,397,073	387,412	377,509	—	—	3,161,994
Operating loss	(1,268,265)	(152,140)	(160,680)	—	—	(1,581,085)
Allowance for equity funds used during construction	5,399	637	940	—	—	6,976
Equity in earnings of subsidiaries	(240,075)	—	—	—	240,075	—
Retirement defined benefits credit (expense)—other than service costs	1,855	336	(47)	—	—	2,144
Interest expense and other charges, net	(30,009)	(5,888)	(8,790)	—	3,285	(41,402)
Allowance for borrowed funds used during construction	2,113	192	425	—	—	2,730
Interest Income	5,635	396	138	—	(3,285)	2,884
Loss before income taxes	(1,523,347)	(156,467)	(168,014)	—	240,075	(1,607,753)
Income tax benefit	(333,714)	(40,829)	(44,035)	—	—	(418,578)
Net loss	(1,189,633)	(115,638)	(123,979)	—	240,075	(1,189,175)
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net loss attributable to Hawaiian Electric	(1,189,633)	(115,905)	(124,170)	—	240,075	(1,189,633)
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net loss for common stock	$(1,190,173)	(115,905)	(124,170)	—	240,075	$(1,190,173)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net loss for common stock	$(1,190,173)	(115,905)	(124,170)	—	240,075	$(1,190,173)
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(1,013)	(77)	(116)	—	193	(1,013)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	918	70	99	—	(169)	918
Other comprehensive loss, net of taxes	(95)	(7)	(17)	—	24	(95)
Comprehensive loss attributable to common shareholder	$(1,190,268)	(115,912)	(124,187)	—	240,099	$(1,190,268)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,645	3,514	—	—	$52,019
Plant and equipment	5,471,342	1,483,570	1,396,982	—	—	8,351,894
Right-of-use assets - finance lease	362,741	36,074	50,757	—	—	449,572
Less accumulated depreciation	(2,001,115)	(676,745)	(608,860)	—	—	(3,286,720)
Construction in progress	264,823	27,641	43,739	—	—	336,203
Utility property, plant and equipment, net	4,140,651	876,185	886,132	—	—	5,902,968
Nonutility property, plant and equipment, less accumulated depreciation	5,293	115	1,532	—	—	6,940
Total property, plant and equipment, net	4,145,944	876,300	887,664	—	—	5,909,908
Investment in wholly owned subsidiaries, at equity	482,112	—	—	—	(482,112)	—
Current assets
Cash and cash equivalents	58,819	18,864	10,860	77	—	88,620
Restricted cash	2,000	—	—	—	—	2,000
Advances to affiliates	110,000	—	—	—	(110,000)	—
Customer accounts receivable, net	143,860	33,223	34,232	—	—	211,315
Accrued unbilled revenues, net	131,246	25,080	22,220	—	—	178,546
Other accounts receivable, net	59,341	12,802	24,179	—	(38,430)	57,892
Fuel oil stock, at average cost	112,116	13,843	20,132	—	—	146,091
Materials and supplies, at average cost	65,354	14,154	33,496	—	—	113,004
Prepayments and other	50,896	5,784	14,203	—	(4,287)	66,596
Regulatory assets	65,372	4,872	9,026	—	—	79,270
Total current assets	799,004	128,622	168,348	77	(152,717)	943,334
Other long-term assets
Operating lease right-of-use assets	32,387	24,197	8,156	—	—	64,740
Regulatory assets	200,662	15,123	27,354	—	—	243,139
Other	212,914	37,056	35,144	—	(47,337)	237,777
Total other long-term assets	445,963	76,376	70,654	—	(47,337)	545,656
Total assets	$5,873,023	1,081,298	1,126,666	77	(682,166)	$7,398,898
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,192,842	243,878	238,157	77	(482,112)	$1,192,842
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,386,884	244,409	256,500	—	—	1,887,793
Total capitalization	2,602,019	495,287	499,657	77	(482,112)	3,114,928
Current liabilities
Current portion of operating lease liabilities	5,804	7,216	2,882	—	—	15,902
Current portion of long-term debt	39,961	4,995	1,998	—	—	46,954
Short-term borrowings from affiliate	—	—	110,000	—	(110,000)	—
Accounts payable	146,724	23,805	24,005	—	—	194,534
Interest and preferred dividends payable	17,001	3,228	3,394	—	(631)	22,992
Taxes accrued, including revenue taxes	180,419	40,640	32,687	—	(4,287)	249,459
Regulatory liabilities	10,442	8,284	5,380	—	—	24,106
Wildfire tort-related claims (Note 2)	1,369,600	171,200	171,200	—	—	1,712,000
Other	83,336	28,351	38,149	—	(37,799)	112,037
Total current liabilities	1,853,287	287,719	389,695	—	(152,717)	2,377,984
Deferred credits and other liabilities
Operating lease liabilities	31,854	17,342	5,583	—	—	54,779
Finance lease liabilities	348,341	34,712	50,178	—	—	433,231
Deferred income taxes	—	7,019	25,521	—	(32,540)	—
Regulatory liabilities	830,156	205,042	116,305	—	—	1,151,503
Unamortized tax credits	57,247	11,052	10,932	—	—	79,231
Defined benefit pension and other postretirement benefit plans liability	75,433	—	—	—	(14,797)	60,636
Other	74,686	23,125	28,795	—	—	126,606
Total deferred credits and other liabilities	1,417,717	298,292	237,314	—	(47,337)	1,905,986
Total capitalization and liabilities	$5,873,023	1,081,298	1,126,666	77	(682,166)	$7,398,898

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diary	Consoli- dating adjustments	Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$2,409,110	359,790	362,344	77	(722,211)	$2,409,110
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,426,516	249,339	258,422	—	—	1,934,277
Total capitalization	3,857,919	616,129	625,766	77	(722,211)	4,377,680
Current liabilities
Current portion of operating lease liabilities	6,788	7,025	2,804	—	—	16,617
Short-term borrowings-affiliate	—	—	70,500	—	(70,500)	—
Accounts payable	136,102	29,418	25,520	—	—	191,040
Interest and preferred dividends payable	17,085	3,098	3,074	—	(375)	22,882
Taxes accrued, including revenue taxes	211,840	43,932	37,808	—	(1,638)	291,942
Regulatory liabilities	20,013	8,508	8,038	—	—	36,559
Wildfire tort-related claims	75,000	—	—	—	—	75,000
Other	90,131	33,240	50,170	—	(77,105)	96,436
Total current liabilities	556,959	125,221	197,914	—	(149,618)	730,476
Deferred credits and other liabilities
Operating lease liabilities	34,262	20,792	7,044	—	—	62,098
Finance lease liabilities	295,935	35,043	—	—	—	330,978
Deferred income taxes	280,029	51,661	67,311	—	—	399,001
Regulatory liabilities	803,404	199,173	111,554	—	—	1,114,131
Unamortized tax credits	61,130	11,650	11,532	—	—	84,312
Defined benefit pension and other postretirement benefit plans liability	74,842	—	—	—	(14,171)	60,671
Other	77,525	19,350	27,332		—	124,207
Total deferred credits and other liabilities	1,627,127	337,669	224,773	—	(14,171)	2,175,398
Total capitalization and liabilities	$6,042,005	1,079,019	1,048,453	77	(886,000)	$7,283,554

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2023	$2,409,110	359,790	362,344	77	(722,211)	$2,409,110
Net loss for common stock	(1,190,173)	(115,905)	(124,170)	—	240,075	(1,190,173)
Other comprehensive loss, net of taxes	(95)	(7)	(17)	—	24	(95)
Common stock dividends	(26,000)	—	—	—	—	(26,000)
Balance, June 30, 2024	$1,192,842	243,878	238,157	77	(482,112)	$1,192,842

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2022	$2,344,170	344,720	357,036	77	(701,833)	$2,344,170
Net income for common stock	92,308	13,465	9,490	—	(22,955)	92,308
Other comprehensive loss, net of taxes	(89)	(8)	(15)	—	23	(89)
Common stock dividends	(64,500)	(8,950)	(7,350)	—	16,300	(64,500)
Balance, June 30, 2023	$2,371,889	349,227	359,161	77	(708,465)	$2,371,889

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$137,811	36,712	12,800	—	(1,850)	$185,473
Cash flows from investing activities
Capital expenditures	(95,431)	(27,981)	(44,788)	—	—	(168,200)
Advances to affiliates	(39,500)	—	—	—	39,500	—
Other	535	245	(1,087)	—	1,850	1,543
Net cash used in investing activities	(134,396)	(27,736)	(45,875)	—	41,350	(166,657)
Cash flows from financing activities
Common stock dividends	(26,000)	—	—	—	—	(26,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	—	—	—	—	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	—	39,500	—	(39,500)	—
Payments of obligations under finance leases	(3,382)	(311)	(44)			(3,737)
Other	(3,971)	(459)	(1,108)	—	—	(5,538)
Net cash provided by (used in) financing activities	(34,351)	(770)	38,348	—	(39,500)	(36,273)
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,936)	8,206	5,273	—	—	(17,457)
Cash, cash equivalents and restricted cash, beginning of period	91,755	10,658	5,587	77	—	108,077
Cash, cash equivalents and restricted cash, end of period	60,819	18,864	10,860	77	—	90,620
Less: Restricted cash	(2,000)	—	—	—	—	(2,000)
Cash and cash equivalents, end of period	$58,819	18,864	10,860	77	—	$88,620

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$274,412	43,352	34,681	—	(16,300)	$336,145
Cash flows from investing activities
Capital expenditures	(152,823)	(33,512)	(43,814)	—	—	(230,149)
Advances to affiliates	—	4,500	21,700	—	(26,200)	—
Other	2,086	912	1,058	—	—	4,056
Net cash used in investing activities	(150,737)	(28,100)	(21,056)	—	(26,200)	(226,093)
Cash flows from financing activities
Common stock dividends	(64,500)	(8,950)	(7,350)	—	16,300	(64,500)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of long-term debt	100,000	25,000	25,000	—	—	150,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(114,167)	—	—	—	26,200	(87,967)
Payments of obligations under finance leases	(1,241)	(98)	—	—	—	(1,339)
Other	(571)	(135)	(137)	—	—	(843)
Net cash provided by (used in) financing activities	(81,019)	15,550	17,322	—	42,500	(5,647)
Net increase in cash and cash equivalents	42,656	30,802	30,947	—	—	104,405
Cash and cash equivalents, beginning of period	27,579	5,092	6,494	77	—	39,242
Cash and cash equivalents, end of period	$70,235	35,894	37,441	77	—	$143,647

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 5 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2024	2023	2024	2023
Interest and dividend income
Interest and fees on loans	$72,960	$67,966	$145,931	$132,808
Interest and dividends on investment securities	13,218	13,775	28,182	28,412
Total interest and dividend income	86,178	81,741	174,113	161,220
Interest expense
Interest on deposit liabilities	18,015	9,661	35,447	16,498
Interest on other borrowings	6,479	8,852	14,633	16,573
Total interest expense	24,494	18,513	50,080	33,071
Net interest income	61,684	63,228	124,033	128,149
Provision for credit losses	(1,910)	43	(4,069)	1,218
Net interest income after provision for credit losses	63,594	63,185	128,102	126,931
Noninterest income
Fees from other financial services	5,133	5,009	10,007	9,688
Fee income on deposit liabilities	4,630	4,504	9,528	9,103
Fee income on other financial products	2,960	2,768	5,703	5,512
Bank-owned life insurance	2,255	1,955	5,839	3,380
Mortgage banking income	364	230	788	360
Gain on sale of real estate	—	495	—	495
Other income, net	423	678	1,109	1,479
Total noninterest income	15,765	15,639	32,974	30,017
Noninterest expense
Compensation and employee benefits	29,802	29,394	62,261	59,598
Occupancy	5,220	5,539	10,283	11,127
Data processing	4,960	5,095	9,806	10,107
Services	4,250	2,689	8,401	5,284
Equipment	2,477	2,957	5,126	5,603
Office supplies, printing and postage	1,006	1,109	2,024	2,274
Marketing	747	834	1,523	1,850
Goodwill impairment	82,190	—	82,190	—
Other expense	5,813	6,152	10,755	12,343
Total noninterest expense	136,465	53,769	192,369	108,186
Income (loss) before income taxes	(57,106)	25,055	(31,293)	48,762
Income tax (benefit)	(11,319)	4,851	(6,440)	9,996
Net income (loss)	(45,787)	20,204	(24,853)	38,766
Other comprehensive income (loss), net of taxes	1,633	(7,210)	(8,135)	11,220
Comprehensive income (loss)	$(44,154)	$12,994	$(32,988)	$49,986

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended June 30		Six months ended June 30
(in thousands)	2024	2023	2024	2023
Interest and dividend income	$86,178	$81,741	$174,113	$161,220
Noninterest income	15,765	15,639	32,974	30,017
Less: Gain on sale of real estate	—	495	—	495
*Revenues-Bank	101,943	96,885	207,087	190,742
Total interest expense	24,494	18,513	50,080	33,071
Provision for credit losses	(1,910)	43	(4,069)	1,218
Noninterest expense	136,465	53,769	192,369	108,186
Less: Gain on sale of real estate	—	495	—	495
Less: Retirement defined benefits credit—other than service costs	(280)	(187)	(561)	(374)
*Expenses-Bank	159,329	72,017	238,941	142,354
*Operating income (loss)-Bank	(57,386)	24,868	(31,854)	48,388
Add back: Retirement defined benefits credit—other than service costs	(280)	(187)	(561)	(374)
Income (loss) before income taxes	$(57,106)	$25,055	$(31,293)	$48,762
Goodwill. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. The Company has identified ASB as a reporting unit and ASB’s goodwill relates to past acquisitions and is ASB’s only intangible asset with an indefinite useful life. The Company performs assessments of the carrying value of its goodwill at least annually and whenever events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of these events and circumstances include a significant change in business climate, an adverse action or assessment by a regulator, competition, loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and other factors.
HEI and ASB have been undertaking a comprehensive review of strategic options for ASB. During the course of this process, HEI and ASB had determined it is more-likely-than-not that the fair value of ASB is less than its carrying value. In light of this, as part of its on-going goodwill evaluation and the change in circumstances, after performing the goodwill impairment test as of June 30, 2024, HEI and ASB determined the full amount of its goodwill was impaired. As a result of our June 30, 2024 impairment test we recorded a pretax goodwill impairment charge of $82.2 million for the three and six months ended June 30, 2024. The impairment charge is recorded in “Total Noninterest Expense” in ASB’s Statements of Income and Comprehensive Income Data, and recorded in “Bank Expenses” in the Company’s Condensed Consolidated Statements of Income. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, cash flows or any debt covenants under the Company’s existing credit agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2024		December 31, 2023
Assets
Cash and due from banks		$139,114		$184,383
Interest-bearing deposits		195,721		251,072
Cash and cash equivalents		334,835		435,455
Investment securities
Available-for-sale, at fair value		1,061,687		1,136,439
Held-to-maturity, at amortized cost (fair value of $1,058,691 and $1,103,668, at June 30, 2024 and December 31, 2023, respectively)		1,179,182		1,201,314
Stock in Federal Home Loan Bank, at cost		29,204		14,728
Loans held for investment		6,030,158		6,180,810
Allowance for credit losses		(66,813)		(74,372)
Net loans		5,963,345		6,106,438
Loans held for sale, at lower of cost or fair value		13,904		15,168
Other		698,648		681,460
Goodwill		—		82,190
Total assets		$9,280,805		$9,673,192
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,515,062		$2,599,762
Deposit liabilities—interest-bearing		5,521,411		5,546,016
Other borrowings		520,000		750,000
Other		226,488		247,563
Total liabilities		8,782,961		9,143,341

Common stock		1		1
Additional paid-in capital		359,048		358,067
Retained earnings		439,202		464,055
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(291,864)		$(282,963)
Retirement benefit plans	(8,543)	(300,407)	(9,309)	(292,272)
Total shareholder’s equity		497,844		529,851
Total liabilities and shareholder’s equity		$9,280,805		$9,673,192

Other assets
Bank-owned life insurance		$197,714		$187,857
Premises and equipment, net		181,855		187,042
Accrued interest receivable		29,003		28,472
Mortgage-servicing rights		7,906		8,169
Low-income housing investments		104,394		112,234
Deferred tax asset		122,927		104,292
Other		54,849		53,394
Total other assets		$698,648		$681,460
Other liabilities
Accrued expenses		$110,173		$115,231
Cashier’s checks		37,372		40,479
Advance payments by borrowers		11,477		10,107
Other		67,466		81,746
Total other liabilities		$226,488		$247,563

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of FHLB advances and borrowings from the Federal Reserve Bank.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2024
Available-for-sale
U.S. Treasury and federal agency obligations	$9,226	$—	$(343)	$8,883	—	$—	$—	8	$8,883	$(343)
Mortgage-backed securities*	1,229,529	3	(223,731)	1,005,801	—	—	—	115	1,005,191	(223,731)
Corporate bonds	35,171	—	(2,244)	32,927	—	—	—	3	32,927	(2,244)
Mortgage revenue bonds	14,076	—	—	14,076	—	—	—	—	—	—
	$1,288,002	$3	$(226,318)	$1,061,687	—	$—	$—	126	$1,047,001	$(226,318)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,929	$—	$(7,839)	$52,090	—	$—	$—	3	$52,090	$(7,839)
Mortgage-backed securities*	1,119,253	41	(112,693)	1,006,601	30	314,047	(9,253)	72	685,612	(103,440)
	$1,179,182	$41	$(120,532)	$1,058,691	30	$314,047	$(9,253)	75	$737,702	$(111,279)
December 31, 2023
Available-for-sale
U.S. Treasury and federal agency obligations	$12,437	$—	$(427)	$12,010	—	$—	$—	9	$12,010	$(427)
Mortgage-backed securities*	1,279,852	—	(202,684)	1,077,168	3	1,649	(22)	116	1,075,519	(202,662)
Corporate bonds	35,239	—	(2,336)	32,903	—	—	—	3	32,903	(2,336)
Mortgage revenue bonds	14,358	—	—	14,358	—	—	—	—	—	—
	$1,341,886	$—	$(205,447)	$1,136,439	3	$1,649	$(22)	128	$1,120,432	$(205,425)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,917	$—	$(7,135)	$52,782	—	$—	$—	3	$52,782	$(7,135)
Mortgage-backed securities*	1,141,397	2,221	(92,732)	1,050,886	37	378,326	(7,610)	43	432,082	(85,122)
	$1,201,314	$2,221	$(99,867)	$1,103,668	37	$378,326	$(7,610)	46	$484,864	$(92,257)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at June 30, 2024 and December 31, 2023, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be rated investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government, an agency of the government or a government-sponsored entity. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at June 30, 2024 and December 31, 2023.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of investment securities were as follows:

June 30, 2024	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$626	$614
Due after one year through five years	43,771	41,196
Due after five years through ten years	14,076	14,076
Due after ten years	—	—
	58,473	55,886
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,229,529	1,005,801
Total available-for-sale securities	$1,288,002	$1,061,687
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	39,849	35,286
Due after five years through ten years	20,080	16,804
Due after ten years	—	—
	59,929	52,090
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,119,253	1,006,601
Total held-to-maturity securities	$1,179,182	$1,058,691
There were no sales of available-for-sale securities for the three and six months ended June 30, 2024 and 2023.
The components of loans were summarized as follows:

	June 30, 2024	December 31, 2023
(in thousands)
Real estate:
Residential 1-4 family	$2,603,825	$2,595,162
Commercial real estate	1,368,907	1,374,038
Home equity line of credit	973,216	1,017,207
Residential land	20,818	18,364
Commercial construction	181,148	172,405
Residential construction	17,254	17,843
Total real estate	5,165,168	5,195,019
Commercial	648,286	743,303
Consumer	244,637	272,256
Total loans	6,058,091	6,210,578
Less: Deferred fees and discounts	(27,933)	(29,768)
Allowance for credit losses	(66,813)	(74,372)
Total loans, net	$5,963,345	$6,106,438
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination.
As of June 30, 2024, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion, of which, commitments to lend to borrowers experiencing financial difficulty whose loan terms have been modified were nil.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended June 30, 2024
Allowance for credit losses:
Beginning balance	$6,406	$20,334	$8,073	$672	$3,401	$41	$7,614	$24,516	$71,057
Charge-offs	—	—	—	—	—	—	(126)	(3,000)	(3,126)
Recoveries	7	—	9	—	—	—	190	686	892
Provision	(194)	(1,678)	1,470	87	(32)	(3)	(1,361)	(299)	(2,010)
Ending balance	$6,219	$18,656	$9,552	$759	$3,369	$38	$6,317	$21,903	$66,813
Three months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$4,612	$22,701	$6,053	$620	$735	$28	$11,936	$24,611	$71,296
Charge-offs	(181)	—	(297)	—	—	—	(157)	(2,568)	(3,203)
Recoveries	2	—	17	3	—	—	206	904	1,132
Provision	275	(2,423)	1,366	30	1,814	(2)	(627)	(590)	(157)
Ending balance	$4,708	$20,278	$7,139	$653	$2,549	$26	$11,358	$22,357	$69,068
Six months ended June 30, 2024
Allowance for credit losses:
Beginning balance	$7,435	$22,185	$7,778	$621	$3,603	$43	$9,122	$23,585	$74,372
Charge-offs	(842)	—	—	—	—	—	(240)	(5,719)	(6,801)
Recoveries	193	—	247	—	—	—	285	1,686	2,411
Provision	(567)	(3,529)	1,527	138	(234)	(5)	(2,850)	2,351	(3,169)
Ending balance	$6,219	$18,656	$9,552	$759	$3,369	$38	$6,317	$21,903	$66,813
Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$6,270	$21,898	$6,125	$717	$1,195	$46	$12,426	$23,539	$72,216
Charge-offs	(990)	—	(360)	—	—	—	(384)	(4,891)	(6,625)
Recoveries	6	—	34	3	—	—	604	1,812	2,459
Provision	(578)	(1,620)	1,340	(67)	1,354	(20)	(1,288)	1,897	1,018
Ending balance	$4,708	$20,278	$7,139	$653	$2,549	$26	$11,358	$22,357	$69,068

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended June 30, 2024
Allowance for loan commitments:
Beginning balance	$600	$3,100	$400	$4,100
Provision	100	—	—	100
Ending balance	$700	$3,100	$400	$4,200
Three months ended June 30, 2023
Allowance for loan commitments:
Beginning balance	$400	$2,600	$1,400	$4,400
Provision	200	1,200	(1,200)	200
Ending balance	$600	$3,800	$200	$4,600
Six months ended June 30, 2024
Allowance for loan commitments:
Beginning balance	$600	$4,300	$200	$5,100
Provision	100	(1,200)	200	(900)
Ending balance	$700	$3,100	$400	$4,200
Six months ended June 30, 2023
Allowance for loan commitments:
Beginning balance	$400	$2,600	$1,400	$4,400
Provision	200	1,200	(1,200)	200
Ending balance	$600	$3,800	$200	$4,600
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Converted to term loans	Total
June 30, 2024
Residential 1-4 family
Current	$89,885	$255,714	$399,372	$715,212	$390,719	$745,688	$—	$—	$2,596,590
30-59 days past due	—	—	—	—	—	1,362	—	—	1,362
60-89 days past due	—	—	—	543	—	1,304	—	—	1,847
Greater than 89 days past due	—	—	726	—	—	3,300	—	—	4,026
	89,885	255,714	400,098	715,755	390,719	751,654	—	—	2,603,825
Home equity line of credit
Current	—	—	—	—	—	—	905,690	63,617	969,307
30-59 days past due	—	—	—	—	—	—	1,403	632	2,035
60-89 days past due	—	—	—	—	—	—	542	216	758
Greater than 89 days past due	—	—	—	—	—	—	885	231	1,116
	—	—	—	—	—	—	908,520	64,696	973,216
Residential land
Current	5,402	3,748	4,524	4,797	1,737	610	—	—	20,818
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,402	3,748	4,524	4,797	1,737	610	—	—	20,818
Residential construction
Current	550	7,501	9,203	—	—	—	—	—	17,254
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	550	7,501	9,203	—	—	—	—	—	17,254
Consumer
Current	18,275	70,089	130,936	6,589	840	328	9,746	2,071	238,874
30-59 days past due	242	552	1,040	126	12	3	61	141	2,177
60-89 days past due	22	602	1,053	53	7	3	43	25	1,808
Greater than 89 days past due	—	454	916	63	10	—	179	156	1,778
	18,539	71,697	133,945	6,831	869	334	10,029	2,393	244,637
Commercial real estate
Pass	22,976	105,110	376,911	189,510	263,783	373,432	15,482	—	1,347,204
Special Mention	—	—	1,208	1,465	—	1,116	—	—	3,789
Substandard	—	—	—	1,516	—	13,990	—	—	15,506
Doubtful	—	—	—	—	—	2,408	—	—	2,408
	22,976	105,110	378,119	192,491	263,783	390,946	15,482	—	1,368,907
Commercial construction
Pass	—	62,306	36,925	16,416	1,333	—	64,168	—	181,148
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	62,306	36,925	16,416	1,333	—	64,168	—	181,148
Commercial
Pass	33,205	88,184	166,815	92,150	71,214	79,756	97,353	6,929	635,606
Special Mention	—	1,685	—	—	—	—	3,801	—	5,486
Substandard	—	—	2,775	472	—	3,049	730	80	7,106
Doubtful	—	—	—	—	88	—	—	—	88
	33,205	89,869	169,590	92,622	71,302	82,805	101,884	7,009	648,286
Total loans	$170,557	$595,945	$1,132,404	$1,028,912	$729,743	$1,226,349	$1,100,083	$74,098	$6,058,091

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Converted to term loans	Total
December 31, 2023
Residential 1-4 family
Current	$263,605	$407,304	$729,256	$399,766	$104,487	$672,408	$—	$—	$2,576,826
30-59 days past due	—	708	—	268	—	3,525	—	—	4,501
60-89 days past due	—	726	2,694	—	—	1,745	—	—	5,165
Greater than 89 days past due	—	2,519	871	1,129	489	3,662	—	—	8,670
	263,605	411,257	732,821	401,163	104,976	681,340	—	—	2,595,162
Home equity line of credit
Current	—	—	—	—	—	—	954,461	59,146	1,013,607
30-59 days past due	—	—	—	—	—	—	1,219	262	1,481
60-89 days past due	—	—	—	—	—	—	597	—	597
Greater than 89 days past due	—	—	—	—	—	—	1,111	411	1,522
	—	—	—	—	—	—	957,388	59,819	1,017,207
Residential land
Current	3,788	4,097	7,234	1,847	—	723	—	—	17,689
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	675	—	—	—	—	—	—	675
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	3,788	4,772	7,234	1,847	—	723	—	—	18,364
Residential construction
Current	5,369	10,984	1,490	—	—	—	—	—	17,843
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,369	10,984	1,490	—	—	—	—	—	17,843
Consumer
Current	87,686	153,239	9,852	1,654	451	200	10,663	2,779	266,524
30-59 days past due	805	1,314	176	29	24	—	56	163	2,567
60-89 days past due	385	886	114	41	21	—	60	69	1,576
Greater than 89 days past due	354	786	101	24	34	—	67	223	1,589
	89,230	156,225	10,243	1,748	530	200	10,846	3,234	272,256
Commercial real estate
Pass	104,368	384,144	180,986	267,458	65,625	307,367	15,482	—	1,325,430
Special Mention	—	1,975	11,159	—	14,110	3,008	—	—	30,252
Substandard	—	—	1,538	—	11,048	5,770	—	—	18,356
Doubtful	—	—	—	—	—	—	—	—	—
	104,368	386,119	193,683	267,458	90,783	316,145	15,482	—	1,374,038
Commercial construction
Pass	45,863	33,240	26,133	1,333	—	—	65,836	—	172,405
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	45,863	33,240	26,133	1,333	—	—	65,836	—	172,405
Commercial
Pass	124,667	199,796	106,669	73,976	37,580	80,012	87,206	6,250	716,156
Special Mention	1,860	6,989	951	—	250	—	7,352	—	17,402
Substandard	—	2,962	1,848	98	60	3,369	1,275	133	9,745
Doubtful	—	—	—	—	—	—	—	—	—
	126,527	209,747	109,468	74,074	37,890	83,381	95,833	6,383	743,303
Total loans	$638,750	$1,212,344	$1,081,072	$747,623	$234,179	$1,081,789	$1,145,385	$69,436	$6,210,578

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Gross charge-offs by portfolio segment and vintage were as follows:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Six months ended June 30, 2024
Residential 1-4 family	$—	$—	$361	$277	$—	$204	$842
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—
Residential land	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	—	—	—	14	—	226	240
Consumer	398	1,969	2,803	281	75	193	5,719
Total	$398	$1,969	$3,164	$572	$75	$623	$6,801
Revolving loans converted to term loans during the six months ended June 30, 2024 in the commercial, home equity line of credit and consumer portfolios were $1.9 million, $11.3 million and $0.4 million, respectively. Revolving loans converted to term loans during the six months ended June 30, 2023 in the commercial, home equity line of credit and consumer portfolios were $2.0 million, $14.9 million and $0.9 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
June 30, 2024
Real estate:
Residential 1-4 family	$1,362	$1,847	$4,026	$7,235	$2,596,590	$2,603,825	$—
Commercial real estate	—	—	10,908	10,908	1,357,999	1,368,907	—
Home equity line of credit	2,035	758	1,116	3,909	969,307	973,216	—
Residential land	—	—	—	—	20,818	20,818	—
Commercial construction	—	—	—	—	181,148	181,148	—
Residential construction	—	—	—	—	17,254	17,254	—
Commercial	107	150	108	365	647,921	648,286	—
Consumer	2,177	1,808	1,778	5,763	238,874	244,637	—
Total loans	$5,681	$4,563	$17,936	$28,180	$6,029,911	$6,058,091	$—
December 31, 2023
Real estate:
Residential 1-4 family	$4,501	$5,165	$8,670	$18,336	$2,576,826	$2,595,162	$425
Commercial real estate	—	—	11,048	11,048	1,362,990	1,374,038	—
Home equity line of credit	1,481	597	1,522	3,600	1,013,607	1,017,207	—
Residential land	—	675	—	675	17,689	18,364	—
Commercial construction	—	—	—	—	172,405	172,405	—
Residential construction	—	—	—	—	17,843	17,843	—
Commercial	163	135	244	542	742,761	743,303	—
Consumer	2,567	1,576	1,589	5,732	266,524	272,256	—
Total loans	$8,712	$8,148	$23,073	$39,933	$6,170,645	$6,210,578	$425

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	June 30, 2024			December 31, 2023
	With a related ACL	Without a related ACL	Total	With a related ACL	Without a related ACL	Total
Real estate:
Residential 1-4 family	$9,542	$4,446	$13,988	$7,755	$2,190	$9,945
Commercial real estate	10,908	—	10,908	11,048	—	11,048
Home equity line of credit	2,211	1,091	3,302	2,626	1,135	3,761
Residential land	675	—	675	780	—	780
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	169	173	342	133	301	434
Consumer	2,656	—	2,656	2,458	—	2,458
Total	$26,161	$5,710	$31,871	$24,800	$3,626	$28,426
ASB did not recognize interest on nonaccrual loans for the six months ended June 30, 2024 and 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 were as follows:

(in thousands)	Term extension	Payment delay	Combination payment delay & term extension	Total	% of total class of loans
Three months ended June 30, 2024
Real estate loans
Residential 1-4 family	$50	$2,093	$—	$2,143	0.08%
Commercial real estate	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Residential land	—	—	—	—	—
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$50	$2,093	$—	$2,143	0.04%
Six months ended June 30, 2024
Real estate loans
Residential 1-4 family	$315	$4,931	$—	$5,246	0.20%
Commercial real estate	—	—	1,208	1,208	0.09%
Home equity line of credit	—	447	—	447	0.05%
Residential land	—	675	—	675	3.24%
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$315	$6,053	$1,208	$7,576	0.13%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Financial effect of loan modifications during the three and six months ended June 30, 2024 for borrowers experiencing financial difficulty were as follows:

Weighted average
	Term extension (in months)	Payment delay (in months)
Three months ended June 30, 2024
Real estate loans
Residential 1-4 family	114	11
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Six months ended June 30, 2024
Real estate loans
Residential 1-4 family	149	10
Commercial real estate	9	9
Home equity line of credit	—	9
Residential land	—	9
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Credit risk profile based on payment activity for loans modified during the six months ended June 30, 2024 were as follows:

(in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Real estate loans
Residential 1-4 family	$3,144	$—	$—	$2,102	$5,246
Commercial real estate	1,208	—	—	—	1,208
Home equity line of credit	447	—	—	—	447
Residential land	675	—	—	—	675
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$5,474	$—	$—	$2,102	$7,576
During the six months ended June 30, 2024, there were no loan modifications made to borrowers experiencing financial difficulty that defaulted.
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	June 30, 2024	December 31, 2023	Collateral type
Real estate:
Residential 1-4 family	$4,524	$2,272	Residential real estate property
Commercial real estate	10,908	11,048	Commercial real estate property
Home equity line of credit	1,200	1,135	Residential real estate property
Total real estate	16,632	14,455
Commercial	262	301	Business assets
Total	$16,894	$14,756
ASB had $3.6 million and $3.4 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2024 and December 31, 2023, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $30.9 million and $8.9 million for the three months ended June 30, 2024 and 2023, respectively, and recognized gains on such sales of $0.4 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. ASB received proceeds from the sale of residential mortgages of $57.3 million and $14.6 million for the six months ended June 30, 2024 and 2023, respectively, and recognized gains on such sales of $0.8 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.
There were no repurchased mortgage loans for the six months ended June 30, 2024 and 2023.
Mortgage servicing fees, a component of other income, net, were $0.8 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively. Mortgage servicing fees, a component of other income, net, were $1.7 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
June 30, 2024	$18,114	$(10,208)	$—	$7,906
December 31, 2023	18,241	(10,072)	—	8,169
Changes related to MSRs were as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2024	2023	2024	2023
Mortgage servicing rights
Beginning balance	$8,050	$8,745	$8,169	$9,047
Amount capitalized	179	84	377	135
Amortization	(323)	(334)	(640)	(687)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	7,906	8,495	7,906	8,495
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$7,906	$8,495	$7,906	$8,495

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Unpaid principal balance	$1,399,592	$1,402,736
Weighted average note rate	3.57%	3.47%
Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed	6.81%	5.71%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Prepayment rate:
25 basis points adverse rate change	$(133)	$(90)
50 basis points adverse rate change	(296)	(204)
Discount rate:
25 basis points adverse rate change	(185)	(203)
50 basis points adverse rate change	(367)	(402)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.

Other borrowings.  As of June 30, 2024 and December 31, 2023, ASB had $520.0 million and $200.0 million of FHLB advances outstanding, respectively, and borrowings with the Federal Reserve Bank of nil and $550.0 million, respectively. As of June 30, 2024, ASB was in compliance with all FHLB Advances, Pledge and Security Agreement requirements and all requirements to borrow at the Federal Reserve Discount Window Primary Credit Facility under 12 CFR 201.4(a) guidelines.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2024		December 31, 2023
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$5,330	$89	$6,246	$86
Forward commitments	5,250	5	5,500	(18)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2024		December 31, 2023
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$89	$—	$86	$—
Forward commitments	5	—	—	18
	$94	$—	$86	$18
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended June 30		Six months ended June 30
(in thousands)		2024	2023	2024	2023
Interest rate lock commitments	Mortgage banking income	$(47)	$62	$3	$79
Forward commitments	Mortgage banking income	18	46	23	33
		$(29)	$108	$26	$112
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $87.2 million and $87.9 million at June 30, 2024 and December 31, 2023, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of June 30, 2024, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
Asset-backed lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an asset-based lending facility (ABL Facility) credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one additional year, subject to the consent of the lenders. On June 27, 2024, Hawaiian Electric received the first approval from the PUC for the ABL Credit Facility Agreement that allows short-term borrowings of up to $250 million, subject to the availability of a sufficient borrowing base of eligible receivables. Per the parties’ proposed stipulated procedural schedule, the second PUC decision is expected on October 30, 2024. The ABL Facility became effective on July 24, 2024.
Changes in debt. As of June 30, 2024, the Company and Hawaiian Electric were in compliance with all applicable financial covenants.
Mahipapa non-recourse loan. In March 2024, a fire destroyed the cooling tower at the Mahipapa facility on Kauai. The fire was ignited from a vendor’s welding activities being performed on the cooling tower during its scheduled maintenance. The plant is currently shut down while repairs are being performed. As a result, on June 26, 2024, the lender granted Mahipapa a deferral of two scheduled (July 2024 and September 2024) principal and interest payments totaling $3 million. The deferred payments will be repaid in quarterly payments commencing in March 2025. Mahipapa will re-commence debt payments in December 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 7 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2023	$(282,963)	$1,638	$(8,025)	$(289,350)	$2,849
Current period other comprehensive income (loss)	(8,901)	670	24	(8,207)	(95)
Balance, June 30, 2024	$(291,864)	$2,308	$(8,001)	$(297,557)	$2,754
Balance, December 31, 2022	$(328,904)	$1,991	$(9,115)	$(336,028)	$2,861
Current period other comprehensive income (loss)	12,987	(245)	137	12,879	(89)
Balance, June 30, 2023	$(315,917)	$1,746	$(8,978)	$(323,149)	$2,772

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended June 30		Six months ended June 30
(in thousands)	2024	2023	2024	2023
HEI consolidated
Amortization of unrealized holding losses on held-to-maturity securities	$3,288	$3,689	$6,374	$7,366	Bank revenues
Net realized gains on derivatives qualifying as cash flow hedges	(51)	(48)	(99)	(96)	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net gains recognized during the period in net periodic benefit cost	(445)	(357)	(894)	(714)	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	459	426	918	851	See Note 9 for additional details
Total reclassifications	$3,251	$3,710	$6,299	$7,407
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net gains recognized during the period in net periodic benefit cost	$(505)	$(470)	$(1,013)	$(940)	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	459	426	918	851	See Note 9 for additional details
Total reclassifications	$(46)	$(44)	$(95)	$(89)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 8 · Revenues
The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended June 30, 2024				Six months ended June 30, 2024
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$244,539	$—	$—	$244,539	$486,061	$—	$—	$486,061
Electric energy sales - commercial	251,482	—	—	251,482	493,250	—	—	493,250
Electric energy sales - large light and power	280,940	—	—	280,940	552,027	—	—	552,027
Electric energy sales - other	4,609	—	—	4,609	9,555	—	—	9,555
Bank fees	—	12,723	—	12,723	—	25,238	—	25,238
Other sales	—	—	2,964	2,964	—	—	6,270	6,270
Total revenues from contracts with customers	781,570	12,723	2,964	797,257	1,540,893	25,238	6,270	1,572,401
Revenues from other sources
Regulatory revenue	(486)	—	—	(486)	20,704	—	—	20,704
Bank interest and dividend income	—	86,178	—	86,178	—	174,113	—	174,113
Other bank noninterest income	—	3,042	—	3,042	—	7,736	—	7,736
Other	11,247	—	122	11,369	19,312	—	252	19,564
Total revenues from other sources	10,761	89,220	122	100,103	40,016	181,849	252	222,117
Total revenues	$792,331	$101,943	$3,086	$897,360	$1,580,909	$207,087	$6,522	$1,794,518
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,723	$—	$12,723	$—	$25,238	$—	$25,238
Services/goods transferred over time	781,570	—	2,964	784,534	1,540,893	—	6,270	1,547,163
Total revenues from contracts with customers	$781,570	$12,723	$2,964	$797,257	$1,540,893	$25,238	$6,270	$1,572,401

	Three months ended June 30, 2023				Six months ended June 30, 2023
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$239,867	$—	$—	$239,867	$495,417	$—	$—	$495,417
Electric energy sales - commercial	250,108	—	—	250,108	504,578	—	—	504,578
Electric energy sales - large light and power	279,811	—	—	279,811	570,789	—	—	570,789
Electric energy sales - other	4,483	—	—	4,483	9,940	—	—	9,940
Bank fees	—	12,281	—	12,281	—	24,303	—	24,303
Other sales	—	—	4,438	4,438	—	—	8,345	8,345
Total revenues from contracts with customers	774,269	12,281	4,438	790,988	1,580,724	24,303	8,345	1,613,372
Revenues from other sources
Regulatory revenue	9,039	—	—	9,039	24,643	—	—	24,643
Bank interest and dividend income	—	81,741	—	81,741	—	161,220	—	161,220
Other bank noninterest income	—	2,863	—	2,863	—	5,219	—	5,219
Other	10,883	—	171	11,054	19,185	—	283	19,468
Total revenues from other sources	19,922	84,604	171	104,697	43,828	166,439	283	210,550
Total revenues	$794,191	$96,885	$4,609	$895,685	$1,624,552	$190,742	$8,628	$1,823,922
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,281	$—	$12,281	$—	$24,303	$—	$24,303
Services/goods transferred over time	774,269	—	4,438	778,707	1,580,724	—	8,345	1,589,069
Total revenues from contracts with customers	$774,269	$12,281	$4,438	$790,988	$1,580,724	$24,303	$8,345	$1,613,372
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2023 or as of June 30, 2024. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
As of June 30, 2024, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 9 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  The Company contributed $3 million ($3 million by the Utilities) to its pension and other postretirement benefit plans during the first six months of 2024, compared to $4 million ($4 million by the Utilities) in the first six months of 2023. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2024 is comparable to 2023 at $8 million ($8 million by the Utilities). In addition, in 2024, comparable to 2023, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
HEI consolidated
Service cost	$11,265	$11,396	$282	$343	$22,529	$22,792	$563	$687
Interest cost	26,506	25,622	1,867	2,157	53,012	51,243	3,734	4,314
Expected return on plan assets	(35,982)	(35,197)	(3,487)	(3,405)	(71,964)	(70,392)	(6,972)	(6,810)
Amortization of net prior period gain	—	—	—	(219)	—	—	—	(438)
Amortization of net actuarial (gain)/losses	111	189	(712)	(449)	222	377	(1,425)	(898)
Net periodic pension/benefit cost (return)	1,900	2,010	(2,050)	(1,573)	3,799	4,020	(4,100)	(3,145)
Impact of PUC D&Os	18,089	18,133	1,887	1,424	36,179	36,266	3,775	2,849
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,989	$20,143	$(163)	$(149)	$39,978	$40,286	$(325)	$(296)
Hawaiian Electric consolidated
Service cost	$10,916	$11,018	$278	$340	$21,832	$22,037	$556	$680
Interest cost	24,627	23,699	1,779	2,063	49,254	47,397	3,558	4,126
Expected return on plan assets	(33,775)	(32,971)	(3,434)	(3,354)	(67,552)	(65,943)	(6,868)	(6,707)
Amortization of net prior period gain	—	—	—	(218)	—	—	—	(436)
Amortization of net actuarial (gain)/losses	11	18	(694)	(433)	23	37	(1,388)	(867)
Net periodic pension/benefit cost (return)	1,779	1,764	(2,071)	(1,602)	3,557	3,528	(4,142)	(3,204)
Impact of PUC D&Os	18,089	18,133	1,887	1,424	36,179	36,266	3,775	2,849
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,868	$19,897	$(184)	$(178)	$39,736	$39,794	$(367)	$(355)
HEI consolidated recorded retirement benefits expense of $23 million ($23 million by the Utilities) in the first six months of 2024 and $22 million ($22 million by the Utilities) in the first six months of 2023 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first six months of 2024 and 2023, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $5.8 million and $4.2 million, respectively, and cash contributions were $5.8 million and $5.0 million, respectively. For the first six months of 2024 and 2023, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $3.5 million and $2.6 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 10 · Share-based compensation
Under the 2010 Equity and Incentive Plan, as amended and restated effective February 9, 2024 (EIP), HEI can issue shares of common stock as incentive compensation to non-employee directors and selected employees and consultants in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards.
As of June 30, 2024, approximately 2.5 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.9 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of June 30, 2024, there were 168,177 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2024	2023	2024	2023
HEI consolidated
Share-based compensation expense [1]	$1.8	$3.9	$3.1	$5.9
Income tax benefit	0.2	0.8	0.3	1.1
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.8	1.1	1.2	1.7
Income tax benefit	0.1	0.2	0.1	0.4
1    For the three and six months ended June 30, 2024 and 2023, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended June 30		Six months ended June 30
(dollars in millions)	2024	2023	2024	2023
Shares granted	—	38,941	—	40,450
Fair value	$—	$1.4	$—	$1.5
Income tax benefit	—	0.4	—	0.4
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2024		2023		2024		2023
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	90,903	$42.11	202,133	$41.25	189,024	$41.23	182,528	$39.75
Granted	—	—	—	—	—	—	100,088	42.41
Vested	(1,034)	44.31	(1,035)	44.31	(98,084)	40.43	(81,112)	39.37
Forfeited	—	—	(1,968)	42.49	(1,071)	41.97	(2,374)	41.79
Outstanding, end of period	89,869	$42.08	199,130	$41.22	89,869	$42.08	199,130	$41.22
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$—		$4.2
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2024 and 2023, total restricted stock units and related dividends that vested had a fair value of $1.4 million and $3.7 million, respectively, and the related tax benefits were $0.3 million and $0.8 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
As of June 30, 2024, there was $2.8 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.4 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended June 30				Six months ended June 30
	2024		2023		2024		2023
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	109,643	$33.82	80,006	$50.27	76,477	$50.11	71,574	$47.67
Granted	—	—	—	—	62,152	17.28	27,123	55.98
Vested (issued or unissued and cancelled)	—	—	—	—	(28,577)	41.12	(18,691)	48.62
Forfeited	(381)	55.66	(722)	48.92	(790)	55.64	(722)	48.92
Outstanding, end of period	109,262	$33.75	79,284	$50.28	109,262	$33.75	79,284	$50.28
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$1.1		$1.5
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
As of June 30, 2024, there was $1.8 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2024		2023		2024		2023
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	574,744	$23.68	355,310	$38.87	327,085	$39.44	309,589	$39.50
Granted	—	—	—	—	362,963	13.09	108,499	42.41
Vested	—	—	—	—	(113,118)	34.93	(62,778)	48.07
Increase above target (cancelled)	(11,407)	42.37	6,001	36.08	(11,953)	42.32	6,001	36.08
Forfeited	(1,525)	42.07	(3,834)	43.53	(3,165)	42.06	(3,834)	43.53
Outstanding, end of period	561,812	$23.25	357,477	$38.78	561,812	$23.25	357,477	$38.78
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—		$4.8		$4.6
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2024 and 2023, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and $2.9 million, respectively, and the related tax benefits were $0.4 million and $0.6 million, respectively.
As of June 30, 2024, there was $6.5 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.9 years.
Note 11 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) for the six months ended June 30, 2024 were 26% tax benefit. These rates differed from the combined statutory rates, due primarily to the accrual of the Utilities’ best estimate of payments to settle Wildfire tort-related claims which resulted in a substantial pretax loss, Utilities’ amortization of excess deferred income taxes related to the provision in the 2017 Tax Cuts and Jobs Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments and the non-taxability of the bank-owned life insurance income.
In August 2020, the Internal Revenue Service notified the Company that its 2017 and 2018 income tax returns would be examined. The Company was previously audited every year through 2011, at which time the IRS changed their internal policies regarding audit frequency. In May 2024, the IRS proposed a disallowance of $8.5 million from the $12.9 million of additional R&D tax credits claimed for the 2016 to 2018 tax years. The Company is currently reviewing this proposal to determine its next steps.
The Inflation Reduction Act of 2022 (IRA) was signed by President Biden on August 16, 2022. Key provisions under the IRA include a 15% corporate alternative minimum tax (CAMT) imposed on certain large corporations and a 1% excise tax on stock repurchases after December 31, 2022. Based on current interpretation of the law and current guidance available, the Company does not believe HEI will be impacted by the CAMT or stock repurchase excise tax provisions.
The IRA also creates new tax credits and enhances others to stimulate investment in renewable energy sources. Certain provisions of the IRA became effective in tax year 2023. The Company is exploring clean energy tax incentives included in the IRA.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 12 · Cash flows

Six months ended June 30	2024	2023
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$133	$75
Income taxes paid (including refundable credits)	18	28
Income taxes refunded (including refundable credits)	—	1
Hawaiian Electric consolidated
Interest paid to non-affiliates	44	33
Income taxes paid (including refundable credits)	27	38
Income taxes refunded (including refundable credits)	—	2
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	7	6
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	26	50
Right-of-use assets obtained in exchange for finance lease obligations (financing)	108	76
Right-of-use assets obtained in exchange for operating lease obligations (investing)	1	1
Common stock issued (gross) for director and executive/management compensation (financing)[1]	3	8
Obligations to fund low income housing investments (investing)	—	7
Loans transferred from held for investment to held for sale (investing)	29	72
Transfer of retail repurchase agreements to deposit liabilities (financing)	—	98
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	7	6
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	25	49
Right-of-use assets obtained in exchange for finance lease obligations (financing)	107	76
1 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The following table presents the carrying or notional amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments.

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2024
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,061,687	$—	$1,047,611	$14,076	$1,061,687
Held-to-maturity investment securities	1,179,182	—	1,058,691	—	1,058,691
Loans, net	5,977,249	—	13,899	5,494,566	5,508,465
Mortgage servicing rights	7,906	—	—	17,862	17,862
Derivative assets	41,122	5	1,817	—	1,822
Financial liabilities
HEI consolidated
Deposit liabilities - time certificates	1,048,825	—	1,037,878	—	1,037,878
Other bank borrowings	520,000	—	518,083	—	518,083
Long-term debt, net—other than bank	2,838,224	—	2,124,907	—	2,124,907
Hawaiian Electric consolidated
Long-term debt, net	1,934,747	—	1,380,338	—	1,380,338
December 31, 2023
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,136,439	$—	$1,122,081	$14,358	$1,136,439
Held-to-maturity investment securities	1,201,314	—	1,103,668	—	1,103,668
Loans, net	6,121,606	—	15,176	5,723,823	5,738,999
Mortgage servicing rights	8,169	—	—	18,722	18,722
Derivative assets	16,880	—	1,058	—	1,058
Financial liabilities
HEI consolidated
Deposit liabilities - time certificates	1,063,907	—	1,053,101	—	1,053,101
Other bank borrowings	750,000	—	747,508	—	747,508
Long-term debt, net—other than bank	2,842,429	—	2,133,225	—	2,133,225
Derivative liabilities	28,449	18	303	—	321
Hawaiian Electric consolidated
Long-term debt, net	1,934,277	—	1,385,025	—	1,385,025

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2024			December 31, 2023
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,005,801	$—	$—	$1,077,168	$—
U.S. Treasury and federal agency obligations	—	8,883	—	—	12,010	—
Corporate bonds	—	32,927	—	—	32,903	—
Mortgage revenue bonds	—	—	14,076	—	—	14,358
	$—	$1,047,611	$14,076	$—	$1,122,081	$14,358
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$89	$—	$—	$86	$—
Forward commitments (bank segment)[1]	5	—	—	—	—	—
Interest rate swap (Other segment)[2]	—	1,728	—	—	972	—
	$5	$1,817	$—	$—	$1,058	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$—	$—	$—	$18	$—	$—
Interest rate swap (Other segment)[2]	—	—	—	—	303	—
	$—	$—	$—	$18	$303	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2024 and 2023.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended June 30		Six months ended June 30
Mortgage revenue bonds	2024	2023	2024	2023
(in thousands)
Beginning balance	$14,217	$14,766	$14,358	$14,902
Principal payments received	(141)	(136)	(282)	(272)
Purchases	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$14,076	$14,630	$14,076	$14,630
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of June 30, 2024, the weighted average discount rate was 5.65%, which was derived by incorporating a credit spread over the one month SOFR. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of June 30, 2024 and December 31, 2023, there were no financial instruments measured at fair value on a nonrecurring basis.
For the six months ended June 30, 2024 and 2023, there were no adjustments to fair value for ASB’s loans held for sale.

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
HEI consolidated
Recent developments. On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas caused widespread property damage, including damage to property of the Utilities, and 102 confirmed fatalities in Lahaina (the Maui windstorm and wildfires). The circumstances surrounding the Maui windstorm and wildfires are currently the subject of several investigations.
As of August 8, 2024, HEI and the Utilities have each been named in approximately 700 lawsuits related to the Maui windstorm and wildfires. These civil and class action lawsuits have been filed in the Maui and Oahu Circuit Courts against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively, tort-related legal claims). Two class actions are also pending in federal court. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, one lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. Defendants have asserted cross-claims against one another for indemnification, contribution, and subrogation. In addition to the tort-related legal claims, the Company is also involved in a securities class action and six shareholder lawsuits. See Note 2 of the Condensed Consolidated Financial Statements.
On August 2, 2024, attorneys representing the individual and class plaintiffs reached an agreement in principle with all defendants to settle all of their tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires. HEI attached the agreement in principle to the Form 8-K that it filed on August 5, 2024. The agreement in principle was the product of a mediation process that lasted several months and remains subject to final documentation and court approval. Under the agreement in principle, HEI and Hawaiian Electric, the State of Hawaii, the County of Maui, Kamehameha Schools, West Maui Land Co., Hawaiian Telcom and Spectrum/Charter Communications have agreed to contribute a total of approximately $4.04 billion to one or more funds that would pay the claims of those who filed lawsuits in state and federal courts, or who may have claims but have not yet filed lawsuits, in connection with the Maui windstorm and wildfires.
The agreement in principle does not resolve claims with insurers who have asserted subrogation claims in separate lawsuits, and such insurers are not parties to the agreement in principle. However, the agreement in principle provides that the definitive settlement agreement must provide for resolution of all subrogation claims by insurers that have been or could be brought against defendants arising out of the Maui windstorm and wildfires for no additional consideration. The agreement in principle includes a condition to the defendants’ obligations providing that within 90 days from its execution, either (a) insurers that have brought claims arising out of the Maui windstorm and wildfires enter into a written agreement that provides for releases of all claims against the defendants, or (b) that a trial court enters an order providing that if the final definitive agreement between the plaintiffs and the defendants becomes effective, then those same insurers’ exclusive remedy for any claims against the defendants would be limited to asserting liens against the settlement amounts obtained by the individual plaintiffs (so long as the order becomes final and unappealable within nine months from its date of issuance or, in that time period, those same insurers agree to provide the requisite releases).
Of the total settlement amount, HEI and Hawaiian Electric would contribute a total of $1.99 billion, which includes as a credit towards that amount the $75 million previously contributed for the One ‘Ohana Initiative, to be paid in four equal annual installments, with the first installment expected to be made no earlier than mid-2025. While the agreement in principle remains subject to final documentation and court approval, the Utilities have accrued their best estimate of the loss of approximately $1.71 billion, which represents the best estimate of the lump sum amount to settle claims with the plaintiffs as of June 30, 2024. The agreement in principle contains no admission of any liability by HEI or the Utilities and reflects the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities will seek insurance recovery to partially mitigate the potential financial impact; however, the timing and amount of any insurance recoveries are not determinable at this time.

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
In the second quarter of 2024, economic conditions in Hawaii remained stable with seasonally adjusted unemployment rate at 2.9% for June 2024 and the average daily passenger count was 1.7% lower than the comparable period in the prior year. While economic conditions remained stable during the quarter, the Utility’s kWh sales in the second quarter of 2024 were down by 1.2%, compared to the second quarter of 2023 due to a decrease in Maui sales from the Maui windstorm and wildfires and the continued adoption of energy efficiency measures and distributed energy resources. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 4 of the Condensed Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, net interest margin for the second quarter of 2024 was 2.79% as compared to 2.75% for the prior quarters ended March 31, 2024 and June 30, 2023. The increase in net interest margin was primarily due to the continued benefit from the sale of investment securities in the fourth quarter 2023 which was used to pay down maturing higher costing liabilities during the first quarter 2024. In addition, yields from earning assets increased primarily due to higher loan yields.
ASB’s funding cost, which impacts its net interest margin, is driven by the mix of its funding sources, with the lowest cost source of funding provided by its core deposits. At June 30, 2024, core deposits were down approximately 1.3% from year end 2023, resulting in an increase in its overall cost of funds. Looking forward, ASB expects that its deposit base will remain relatively flat to down, given the higher interest rate environment, as well as inflationary pressures on customers that may drive increased spending. ASB also expects that the higher interest rate environment will continue to pressure funding costs and its deposit mix as customers move funds into higher costing certificate of deposits, which in turn will affect net interest income and net interest margin.
Since its peak in June 2022, monthly inflation rates have decreased as reflected in the U.S. Consumer Price Index (CPI). Although the inflation rate, as measured by CPI, has been cooling off from its 2022 peak, the rate is still at a moderately-high level of 3.0% as of June 30, 2024 and inflationary pressures are expected to continue over the near- to medium-term and have led to higher costs for O&M and capital projects and higher interest expense at the Utilities and HEI, as well as higher compensation and benefits cost at the Bank.
Short-term interest rates have also increased significantly as a result of the Federal Reserve’s ongoing rate increases to the federal funds target rate. The higher interest rate environment has impacted the fair value of the Bank’s investment portfolio, which declined and was recorded as an other comprehensive loss. Unrealized losses on held-to-maturity (HTM) securities are not recorded to other comprehensive loss because ASB has the intent and ability to hold the securities till maturity and recover its full investment. At June 30, 2024, the unrealized losses on HTM securities not recorded to other comprehensive losses was approximately $88 million after tax.
For further discussion of the impacts of inflation and other macro-economic factors impacting the Utilities and the Bank, see “Recent Developments” in the Electric utility and Bank sections below.

RESULTS OF OPERATIONS

	Three months ended June 30,		%
(in thousands)	2024	2023	change	Primary reason(s)*
Revenues	$897,360	$895,685	—	Increase for the bank segment, offset by decreases for the electric utility and “other” segments.
Operating income (loss)	(1,718,975)	92,979	NM
Decrease for the electric utility (includes wildfire tort-related claims of $1.71 billion) and bank (includes goodwill impairment of $82.2 million) segments and higher operating loss for the “other” segment. See below for HEI Consolidated Maui windstorm and wildfires costs, net.

Net income (loss) for common stock	(1,295,484)	54,610	NM
Lower net income for the electric utility and bank segments and higher net loss for the “other” segment. See below for HEI Consolidated Maui windstorm and wildfires costs, net and effective tax rate explanation.

	Six months ended June 30		%
(in thousands)	2024	2023	change	Primary reason(s)*
Revenues	$1,794,518	$1,823,922	(2)	Decreases for the electric utility and “other” segments, partly offset by an increase for the bank segment.
Operating income (loss)	(1,642,556)	186,497	NM
Decrease for the electric utility (includes wildfire tort-related claims of $1.71 billion) and bank (includes goodwill impairment of $82.2 million) segments and higher operating loss for the “other” segment. See below for HEI Consolidated Maui windstorm and wildfires costs, net.

Net income (loss) for common stock	(1,253,362)	109,331	NM
Lower net income for the electric utility and bank segments and higher net loss for the “other” segment. See below for HEI Consolidated Maui windstorm and wildfires costs, net and effective tax rate explanation.

*     Also, see segment discussions which follow.
NM - Not meaningful.
The Company’s effective tax rates for the second quarter and first six months of 2024 were 26% tax benefit and for the second quarter and first six months of 2023 were 21% tax expense. The effective tax rates for the second quarter and for the first six months of 2024 was higher than the comparable period due to the substantial pre-tax loss resulting from the Utilities’ accrual of the loss contingencies related to the tort-related claims because the impact of permanent items had a smaller impact on the effective rate.

For the three and six months ended June 30, 2024, the Company’s incremental expenses related to the Maui windstorm and wildfires described in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

	Three months ended June 30, 2024
(in thousands)	Electric utility		Bank	Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$17,613		$819	$6,568	$25,000
Outside services expense	997		382	399	1,778
Provision for credit losses	—		(800)	—	(800)
Wildfire tort-related claims	1,712,000	[2]	—	—	1,712,000
Other expense	5,741	[3]	51	1,139	6,931
Interest expense	2,524		—	862	3,386
Total Maui windstorm and wildfires related expenses	1,738,875		452	8,968	1,748,295
Insurance recoveries	(16,379)		—	(2,496)	(18,875)
Deferral treatment approved by the PUC[1]	(7,656)		—	—	(7,656)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,714,840		$452	$6,472	$1,721,764

	Six months ended June 30, 2024
(in thousands)	Electric utility		Bank	Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$28,348		$902	$10,777	$40,027
Outside services expense	1,781		2,007	737	4,525
Provision for credit losses	—		(2,300)	—	(2,300)
Wildfire tort-related claims	1,712,000	[2]	—	—	1,712,000
Other expense	14,882	[3]	(266)	1,334	15,950
Interest expense	6,431		—	1,780	8,211
Total Maui windstorm and wildfires related expenses	1,763,442		343	14,628	1,778,413
Insurance recoveries	(26,348)		—	(5,104)	(31,452)
Deferral treatment approved by the PUC[1]	(15,554)		—	—	(15,554)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,721,540		$343	$9,524	$1,731,407
1    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires. Amounts were reclassified to a regulatory asset. See Note 2 of the Condensed Consolidated Financial Statements.
2    Represents the Utilities’ best estimate of the losses related to a proposed settlement of all wildfire tort-related legal claims and cross claims as of June 30, 2024. See Note 2 of the Condensed Consolidated Financial Statements.
3    Includes $2.8 million and $9.5 million pursuant to an agreement to settle indemnification claims asserted by the State of Hawaii, for the three and six months ended June 30, 2024, respectively. See Note 2 of the Condensed Consolidated Financial Statements.
Note: Other segment Maui windstorm and wildfires related expenses - legal, outside services and other are included in “Expenses-Other” and interest expense is included “Interest expense, net—other than on deposit liabilities and other bank borrowings” on the HEI and subsidiaries Condensed Consolidated Statements of Income. See Electric utility and Bank sections below for more detail.
Since the Maui windstorm and wildfires on August 8, 2023 through June 30, 2024, HEI and its subsidiaries have incurred approximately $1.9 billion of Maui windstorm and wildfires expenses, including the Utilities’ best estimate of the losses related to a proposed settlement of all wildfire tort-related legal claims and cross claims and the One ‘Ohana Initiative contribution. Certain of these costs are reimbursable under excess liability insurance, professional liability and directors and officers liability insurance policies. As of June 30, 2024, HEI and its subsidiaries have approximately $41 million, $25 million and $133 million of insurance coverage remaining under the excess liability, professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts and estimated insurance recoveries, including the One ‘Ohana

Initiative contribution.
With the Company accruing its best estimate of the losses related to a proposed settlement of all wildfire tort-related legal claims and cross claims as of June 30, 2024, the Company still expects the Electric utility and HEI to continue to incur primarily legal expenditures in connection with the Maui windstorm and wildfires; however, the Company has partially mitigated the financial impact through insurance recoveries as well as the Utilities obtaining deferral treatment for incremental non-labor expense. At ASB, the lessening of loss uncertainties related to the Maui windstorm and wildfires have had a positive impact on its provision for credit losses, improving loss rates and lower loan portfolio balances.
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
In the second quarter, the average daily passenger count was 1.7% lower than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, primarily Japan, remaining at lower levels. In the second quarter, international visitor arrivals (excluding Japan) have continued to increase at a modest pace, but is still 23.9% below 2019 levels. Due to the weak yen, Japanese visitors are 44% below 2019 levels.
Hawaii’s seasonally adjusted unemployment rate in June 2024 was 2.9%, which was higher compared to the June 2023 rate of 2.8%. The national unemployment rate in June 2024 was 4.1% compared to 3.6% in June 2023. According to the most recent forecast by UHERO, issued on May 10, 2024, job growth in the state will decrease to 0.8% for 2024 and 1.0% for 2025. The Maui windstorm and wildfires destroyed a majority of the businesses in Lahaina, but initial visitor recovery after the wildfires has proven to be somewhat stronger than initially expected. The labor market recovery on Maui was also stronger than expected, reflecting faster employment recovery and anticipated outflows from the labor force as some residents relocate off island. Accordingly, unemployment on Maui is predicted to average 5.6% in 2024, slightly receding to 4.6% by 2026.
Hawaii real estate activity through June 2024, as indicated by Oahu’s home resale market, resulted in an increase in the median sales price of 3.9% for condominiums and an increase of 6.7% for single-family homes compared to the same period in 2023, with the June median single-family home price of $1,120,000, below the record $1,153,500 set in May 2022. The number of closed sales decreased 24.5% for condominiums and increased 4.0% for single-family residential homes through the second quarter of 2024 compared to 2023.
Hawaii’s petroleum product prices relate to the crude oil in international markets. The price of crude oil has decreased about 6% over the same quarter in the prior year. While the fuel costs are below 2023’s peak, they remain elevated.
At its June 12, 2024 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 5.25% - 5.50%. The FOMC is still assessing plans to adjust its stance on monetary policy depending on the economic outlook to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities and agency mortgage-backed securities.
UHERO forecasts full year 2024 real GDP growth of 1.5%, an increase in total visitor arrivals of 1.9%, an increase in real personal income of 0.9%, and an unemployment rate of 3.1%. The Maui visitor industry has been recovering faster than anticipated and international visitors to the state are gradually returning. Hawaii has seen strong visitor spending at the end of 2023, however real visitor spending is expected to soften, before stabilizing in 2025. The 2024 U.S. economy continues to expand supported by strong consumer spending, healthy job markets and progress on reducing inflation, which will help bring inflation into the Fed’s target range and achieve a “soft landing”.
See also “Recent Developments” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact of recent events.

“Other” segment.

	Three months ended June 30,
(in thousands)	2024	2023	Primary reason(s)
Revenues	$3,086	$4,609	The revenues for the second quarter of 2024 were lower than the comparable period in 2023 primarily due to lower sales at Pacific Current[1] subsidiaries.
Operating loss	(17,149)	(5,514)
The second quarters of 2024 and 2023 include $4.0 million of operating loss and $0.6 million of operating income, respectively, from Pacific Current[1]. The higher operating loss is primarily due to lower Pacific Current asset performances mainly at Hamakua Energy and Mahipapa due to unexpected plant shut downs in the first quarter of 2024 as compared to the prior year period. Corporate expenses for the second quarter of 2024 were $7.1 million higher than the same period in 2023, primarily due to $5.6 million of Maui windstorm and wildfires related costs, net of insurance recovery for the second quarter of 2024.

Net loss	(20,303)	(10,893)
The net loss for the second quarter of 2024 was higher than the net loss for the second quarter of 2023 due to $0.3 million higher interest expense, net of interest income, primarily related to HEI’s August 2023 draw on the revolving credit facility as compared to the prior year period, and the same factors cited for the change in operating loss above. Also see effective tax rate explanations above.

	Six months ended June 30
(in thousands)	2024	2023	Primary reason(s)
Revenues	$6,522	$8,628	The revenues for the first six months of 2024 were lower than the comparable period in 2023 primarily due to lower sales at Pacific Current[1] subsidiaries.
Operating loss	(29,617)	(11,391)
The first six months of 2024 and 2023 include $9.5 million and $0.5 million of operating loss, respectively, from Pacific Current[1]. The higher operating loss is primarily due to a $3.5 million impairment loss on assets damaged in a March 2024 fire at Mahipapa and lower Pacific Current asset performances mainly at Hamakua Energy and Mahipapa due to unexpected plant shut downs in the first quarter of 2024 as compared to the prior year period. Corporate expenses for the first six months of 2024 were $9.3 million higher than the same period in 2023, primarily due to $7.7 million of Maui windstorm and wildfires related costs, net of insurance recovery for the first six months of 2024.

Net loss	(38,336)	(21,743)
The net loss for the first six months of 2024 was higher than the net loss for the first six months of 2023 due to $1.7 million higher interest expense, net of interest income, primarily related to HEI’s August 2023 draw on the revolving credit facility as compared to the prior year period, and the same factors cited for the change in operating loss above. Also see effective tax rate explanations above.

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
In late February 2024, Hamakua Energy’s first combustion turbine (CT1) and its leased combustion turbine (leased CT) unexpectedly sustained damages resulting in a plant shut down on Hawaii Island. The Company is currently conducting an investigation into the root cause of the damages. Upon inspection of CT1, it was determined that the unit was not serviceable. Due to the generation capacity shortfall on Hawaii Island (refer to “System reliability” in “Recent developments” of the

Hawaiian Electric’s MD&A below), and the extensive timeline and cost to overhaul CT1, management decided to retire and replace CT1. Due to the age of the unit, the net book value is immaterial. In April 2024, Hamakua Energy purchased a new combustion turbine and installed the unit in May 2024 at a total cost of approximately $8.3 million. The new CT1 was placed into service in June 2024. Pursuant to the lease pool program agreement, the leased CT was returned to the lessor. A new leased CT has been delivered and is expected to be placed into service in the third quarter of 2024. Hamakua Energy’s second combustion turbine (CT2) is currently in a scheduled overhaul which has incurred delays due to supply shortages. The CT2 overhaul is expected to be completed and the unit placed back into service in the fourth quarter of 2024.
In March 2024, a fire destroyed the cooling tower at the Mahipapa facility on Kauai. The fire was ignited from a vendor’s welding activities being performed on the cooling tower during its scheduled maintenance. As a result, the plant is currently shut down while repairs are being performed. Mahipapa recorded an impairment loss of $3.5 million in March 2024. The Company expects to complete its repairs and bring the facility back online in the third quarter of 2024. Mahipapa is currently working with its legal counsel and insurance company on seeking reimbursement of its losses related to damages sustained to its plant facilities.
FINANCIAL CONDITION
Liquidity and capital resources.  See “Credit and Capital Market Risk” in Item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2023 Form 10-K and in Item 1A. Risk Factors below.
In June 2024, the Utilities accrued estimated wildfire liabilities totaling approximately $1.71 billion (pre-tax) that are considered probable, related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). For the three and six months ended June 30, 2024, HEI and its subsidiaries incurred net losses of approximately $1.30 billion and $1.25 billion, respectively.
HEI and the Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect HEI’s and the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation (including recent litigation noted above).
Management believes HEI and the Utilities’ current combined cash balance at June 30, 2024 of $213.1 million and the available capacity on the Utilities’ ABL facility will not be sufficient to fund its planned expenditures, which includes estimated payments to settle wildfire claims, through at least August 2025.
These conditions raise substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern within one year after the date that financial statements are issued. The ability to continue as a going concern is dependent primarily upon the Company’s ability to raise the capital necessary to fund the contribution to the settlement of wildfire tort claims while also meeting their obligations to repay their liabilities arising from normal business operations when they become due. The accompanying consolidated financial statements have been prepared on a basis which assumes HEI and the Utilities are a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to HEI’s and the Utilities’ ability to continue as a going concern. Such adjustments could be material.
HEI and the Utilities are currently working with their financial advisors on a financing plan to raise the capital necessary to fund the contribution to the settlement of wildfire tort claims. The Company expects to finance the settlement payments over time through a mix of debt, common equity, equity-linked securities or other potential options. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. If the financing plans are unsuccessful, the Company may need to consider other strategic alternatives. See further discussion in Part II. Other Information—Item 1A. Risk Factors.
At the end of the quarter, HEI and Hawaiian Electric had no commercial paper outstanding. As of June 30, 2024, ASB’s unused FHLB borrowing capacity was approximately $1.5 billion and ASB had unpledged investment securities of $1.0 billion that were available to be used as collateral for additional borrowing capacity. At both June 30, 2024 and December 31, 2023, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was nil. As of June 30, 2024, HEI consolidated has $2.8 billion of long-term debt, net - other than bank, of which $59 million is due within 12 months and $284 million is due within 24 months.
As of June 30, 2024, HEI’s cash and cash equivalents balance, excluding its subsidiaries, was $124 million, compared to $127 million as of March 31, 2024 and $137 million as of December 31, 2023. The Company believes that its cash and cash equivalents and expected operating cash flow from operations would not be sufficient to meet the Company’s cash requirements in the next 12 months following the issuance of the financial statements. This is primarily due to the estimated liability to settle wildfire claims; the result of the August 2023 downgrades of their credit ratings to below investment grade which prevents the Company from accessing unsecured, short-term borrowings and continues to restrict access to the capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms; extended plant shutdowns at Pacific Current’s Mahipapa facility; and higher working capital requirements resulting from inflation and elevated fuel prices. The Company is currently working with its financial advisors on a financing plan to raise the capital necessary to fund the contribution to the settlement of wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful.
For the Utilities, while fuel prices have moderated from their highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and higher customer accounts receivable balances as fuel is consumed and billed to customers. While the accounts receivable balance has decreased since December 2023, it remains elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2023 and year-to-date 2024, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic collection practices, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, however, it will lead to higher bad debt expense. As of June 30, 2024, approximately $13.8 million of the Utilities’ accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 36% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below).
If further liquidity is deemed necessary in the short term, the Utilities could also reduce the pace of capital spending related to non-essential projects, manage O&M expenses, seek borrowings on a secured basis, and explore asset sales.
At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $335 million as of June 30, 2024, compared to $435 million as of December 31, 2023. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the Hawaii economic outlook remains stable, there are emerging risks from potential continued turmoil in the banking industry, inflation, higher interest rates and the tightening of monetary policy that increase the risk of a recession, which could create increased uncertainty regarding the impact on loan performance and the allowance for credit losses (see “Recent Developments” in the Bank section below).
HEI Consolidated material cash requirements. Material cash requirements of HEI Consolidated include: payments related to settlement of tort-related legal claims and cross claims, Utility related capital expenditures (including capital expenditures related to wildfires and wildfire mitigations), labor and benefit costs, O&M expenses, legal and consulting costs related to the Maui windstorm and wildfires, fuel and purchase power costs, and debt and interest payments; Bank related investments in loans; HEI related labor and benefits costs, debt and interest payments and legal and consulting costs related to the Maui windstorm and wildfires and HEI equity contributions to support Pacific Current’s sustainable infrastructure investments.
The substantial doubt about the Company’s ability to continue as a going concern and the Company’s credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms The Company is currently working with its financial advisors on a financing plan to raise the capital required to settle its wildfire claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. Further, the suspension of dividends from its subsidiaries, the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy and geopolitical situations, create significant uncertainty, and the Company cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Company’s financing plan, cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2024		December 31, 2023
Long-term debt, net—other than bank	$2,838	72%	$2,842	54%
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,085	27	2,345	45
	$3,957	100%	$5,221	100%
On March 12, 2024, S&P revised HEI’s outlook to “Negative” from “Watch Negative” and affirmed the “B-” issuer credit rating. The downgrades of HEI’s credit ratings will continue to adversely impact its ability to access capital markets and other sources of debt financing, if at all, in a timely manner and on acceptable terms.
There were no new issuances of common stock through the Dividend Reinvestment Program (DRIP), HEIRSP or the ASB 401(k) Plan in the six months ended June 30, 2024 and 2023.

For the first six months of 2024, net cash provided by operating activities of HEI consolidated was $193 million. Net cash provided by investing activities for the same period was $34 million, primarily due to ASB’s net decrease in loans held for investment, proceeds of sale of commercial loans and ASB’s receipt of investment security repayments and maturities, partly offset by capital expenditures and purchase of FHLB stock, net of redemption. Net cash used in financing activities during this period was $355 million primarily due to net decreases in ASB’s other bank borrowings and deposit liabilities.
Dividends.  The payout ratios for the first six months of 2024 and full year 2023 were nil and 59%, respectively. The HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives. In August 2023, due to the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter dividend. This action is intended to allow the Company to provide additional liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utilities and Bank. The ASB Board of Directors determined to suspend its quarterly cash dividends to HEI, starting after the second quarter 2023 dividend, to help ensure maximum possible Bank liquidity and capital. The Hawaiian Electric Board of Directors determined it would suspend its quarterly dividends to HEI, starting with the second quarter 2024 dividend, which would have been paid in the third quarter of 2024. The decision of the Hawaiian Electric Board of Directors to suspend its dividend to HEI was based upon the size of the proposed settlement of wildfire tort litigation and the fact that, although HEI and the Utilities are working with their financial advisors on a plan to fund the settlement, no definitive funding plan currently exists, all of which raise substantial doubt as to Hawaiian Electric’s and HEI’s ability to continue as a going concern.
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
In June 2024, the Utilities accrued estimated wildfire liabilities of approximately $1.71 billion (pre-tax) related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). For the three and six months ended June 30, 2024, the Utilities incurred net losses of approximately $1.23 billion and $1.19 billion, respectively.
In the second quarter of 2024, operation and maintenance expenses were higher by approximately $11 million, or 8%, as compared to the same period in 2023. The increase was mainly due to wildfire mitigation program expenditures related to inspections, an agreement to settle indemnification claims asserted by the State of Hawaii, higher property and general liability insurance costs, and higher transmission and distribution corrective and preventive maintenance.
In the second quarter of 2024, kWh sales volume decreased 1.2% compared to the same period in 2023. The decrease is primarily due to a decrease in Maui sales from the Maui windstorm and wildfires as Maui consumption decreased 5.8% in the second quarter of 2024 compared to the same period in 2023. Additionally, cooler weather in 2024 and the continued adoption of energy efficiency measures and distributed energy resources further contributed to the reduction of kWh sales.
Fuel prices have decreased about 6% over the same quarter in the prior year. While the fuel costs are below 2023’s peak, they remain elevated. Although the Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum exposure annually), higher customer bills could reduce customers’ ability to pay timely or increase the risk of non-payment. In addition, the higher customer bills may lead the PUC to consider other actions to limit or delay any proposed increase in rates in order to mitigate the overall bill impact of rising fuel prices.
In June 2024, the consumer price index increased 3.0% over the last 12 months. In Hawaii, the June 2024 Urban Hawaii (Honolulu) Consumer Price Index (CPI) increased 5.2% over the last 12 months. Under the PBR framework, inflation risk for the Utilities is partially mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
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
Customer accounts receivable decreased in 2024 by $33 million, or 14% with the number of accounts past due greater than 90 days decreasing by 8% since December 31, 2023. The decrease in accounts receivables was primarily driven by receipt of government and other program assistance, higher cash receipts associated with increased disconnection efforts and a change in bill due date from 19 days to 15 days in March 2024, along with lower customer bills resulting from lower fuel prices. At this time, while accounts receivable balances continue to remain elevated compared to pre-pandemic levels, the decrease in accounts receivable balances since the beginning of the year has reduced working capital requirements and benefited the Utilities’ liquidity. See “Financial Condition—Liquidity and capital resources” for additional information.
System reliability. On March 25, 2024, the Utilities called on Hawaii Island customers to reduce or shift their electricity usage, and in certain instances initiated rolling outages due to a generation capacity shortfall. The situation was due to Hamakua Energy’s unexpected plant shutdown in late February 2024 and also due to the unavailability of generators that have experienced mechanical problems, were at reduced output, or were undergoing maintenance. During that time, generation margins were below targeted levels, especially when wind, solar and hydroelectric output were lower than forecasted. On April 24, 2024, the Utilities lifted their request to conserve electricity as several of the Utilities’ large generators returned to service and on June 3, 2024 Hamakua Energy completed replacement of one combustion turbine and returned to service. See above in “HEI MD&A-“Other” segment” for discussion relating to Hamakua Energy’s unexpected plant shutdown.

Since the August 2023 Maui windstorm and wildfires, the Utilities have developed a set of Interim Wildfire Safety Measures (IWSM) to mitigate the risk of wildfires in areas identified as having higher risk of wildfire in all service territories (Oahu, Maui County, and Hawaii Island). These interim measures represent actions the Utilities either have already started, or will start in 2024, while the Utilities simultaneously work to develop a more comprehensive Wildfire Safety Strategy. In the near term, it is anticipated that these measures will result in disruptions to service and negatively impact T&D SAIDI and SAIFI. While the Utilities work to refine these measures over time to mitigate customer impacts, the Utilities are currently focused on taking immediate steps to keep island communities safe during extreme weather events. For a discussion regarding the launch of the Public Safety Power Shutoff (PSPS) program, see discussion below under “Interim Wildfire Safety Measures.”
Regulatory developments. On November 15, 2021, President Biden signed into law the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending to be allocated over the next five years through various programs. The funding will help the State of Hawaii achieve its sustainability goals, including renewable energy, resilience, and decarbonization, while also prioritizing economic development, equity and affordability. The Utilities are pursuing potential grant funding of projects under various programs as primary applicant as well as in partnership with other organizations. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that its application for $95 million in federal funds under IIJA has been awarded. The Utilities have one full application that is pending federal government agency decision. If awarded, it would allow for reduction up to $238 million in the Utilities’ recovery under the Exceptional Project Recovery Mechanism (EPRM) and cost to customers. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements for additional discussions.
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

RESULTS OF OPERATIONS

Three months ended June 30		Increase
2024	2023	(decrease)		(dollars in millions, except per barrel amounts)
$792	$794	$(2)		Revenues. Net decrease largely due to:
			$(26)	lower kWh generated and lower fuel oil prices[1]
			2	higher DSM revenue
			2	higher MPIR revenue
			6	higher revenue from ARA adjustments
			14	higher kWh purchased and higher PPAC revenues, partially offset by lower purchased power energy prices[2]
259	280	(21)		Fuel oil expense[1]. Net decrease largely due to lower kWh generated and lower fuel oil prices, offset in part by worse heat rate performance, impacted by battery storage round trip efficiency loss
181	168	13
Purchased power expense[1,2]. Net increase largely due to higher kWh purchased, along with the addition of Stage 1 and Stage 2 renewable projects, offset in part by lower purchased power energy prices and the recovery of compensable curtailment energy payments in 2023

148	136	12		Operation and maintenance expenses. Net increase largely due to:
			3	wildfire mitigation program related to inspections
			3	the settlement of indemnification claims asserted by the State of Hawaii[3]
			3	higher property and general liability insurance costs
			2	higher transmission and distribution operation and maintenance expense
			1	higher Demand Response cost
			1	amortization of Honolulu generating units 8 and 9 net book value at retirement
			1	higher employee benefits costs
			(2)	less station maintenance work performed
			(2)	higher storm costs incurred in 2023 due to inclement weather
1,712	—	1,712		Wildfire tort-related claims. Increase due to the accrual of estimated wildfire liabilities related to the settlement of the Maui windstorm and wildfire tort-related legal claims
137	136	1
Other expenses. Increase due to higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency, partially offset by lower revenue and payroll taxes

(1,644)	74	(1,718)
Operating income (loss). Decrease largely due to wildfire tort-related claims, higher operation and maintenance expenses along with higher depreciation expenses, offset in part by higher ARA and MPIR revenue

(1,659)	59	(1,718)		Income (loss) before income taxes. Decrease largely due to operating loss, partially offset by higher interest income earned on higher cash balances
(1,229)	45	(1,274)		Net income (loss) for common stock. Decrease due to loss before income taxes. See below for effective tax rate explanation
1,971	1,994	(23)		Kilowatthour sales (millions)[3]
$120.12	$122.69	$(2.57)		Average fuel oil cost per barrel

Six months ended June 30		Increase
2024	2023	(decrease)		(dollars in millions, except per barrel amounts)
$1,581	$1,625	$(44)		Revenues. Net decrease largely due to:
			$(84)	lower fuel oil prices and lower kWh generated[1]
			3	higher DSM revenue
			3	higher MPIR revenue
			12	higher revenue from ARA adjustments
			22	higher kWh purchased and higher PPAC revenues, partially offset by lower purchased power energy prices[2]
543	614	(71)
Fuel oil expense[2]. Net decrease largely due to lower fuel oil prices and lower kWh generated, offset in part by worse heat rate performance, impacted by battery storage round trip efficiency loss and the loss of more efficient generator units on Oahu and Hawaii Island

341	321	20
Purchased power expense[1,2]. Net increase largely due to higher kWh purchased, along with the addition of Stage 1 and Stage 2 renewable projects, offset in part by lower purchased power energy prices and the recovery of compensable curtailment energy payments in 2023

291	265	26		Operation and maintenance expenses. Net increase largely due to:
			10	the settlement of indemnification claims asserted by the State of Hawaii[3]
			6	wildfire mitigation program related to inspections
			5	higher property and general liability insurance costs
			4	higher transmission and distribution operation and maintenance expense
			3	higher Demand Response cost
			2	amortization of Honolulu generating units 8 and 9 net book value at retirement
			2	higher employee benefits costs
			(2)	less station maintenance work performed
			(3)	higher storm costs incurred in 2023 due to inclement weather
1,712	—	1,712		Wildfire tort-related claims. Increase due to the accrual of estimated wildfire liabilities related to the settlement of the Maui windstorm and wildfire tort-related legal claims
274	275	(1)
Other expenses. Decrease due to lower revenue and payroll taxes, offset by higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

(1,581)	150	(1,731)
Operating income (loss). Decrease largely due to wildfire tort-related claims, higher operation and maintenance expenses along with higher depreciation expenses, offset in part by higher ARA and MPIR revenue

(1,608)	120	(1,728)		Income (loss) before income taxes. Decrease largely due to operating loss, partially offset by higher interest income earned on higher cash balances
(1,190)	92	(1,282)		Net income (loss) for common stock. Decrease due to loss before income taxes. See below for effective tax rate explanation
3,877	3,930	(53)		Kilowatthour sales (millions)[4]
$121.01	$131.48	$(10.47)		Average fuel oil cost per barrel
470,532	472,482	(1,950)		Customer accounts (end of period)
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
4 kWh sales were lower compared to the same quarter in prior year. The decrease in sales can be attributed to generally cooler weather in 2024 and ongoing impacts from the Maui windstorm and wildfires. In addition, the continued adoption of energy efficiency measures and distributed energy resources contributed to the reduction in kWh sales.

The Utilities’ effective tax rates for the second quarter and the first six months of 2024 were 26% tax benefit and for the second quarter and the first six months of 2023 were 22% tax expense. The effective rates for the current quarter and six months ended June 30, 2024 was higher than the comparable period due to the substantial pre-tax loss resulting from the accrual of the loss contingencies related to the wildfire tort-related claims because the impact of permanent items had a smaller impact on the effective rate.
Hawaiian Electric’s consolidated ROACE was not meaningful and 8.2% for the twelve months ended June 30, 2024 and June 30, 2023, respectively.
For more information of the Utilities’ incremental expenses related to the Maui windstorm and wildfires for the year ended June 30, 2024, see “Results of operations—Maui windstorm and wildfires related expenses” in HEI’s MD&A.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2024 amounted to $5.6 billion, of which approximately 20% related to generation PPE, 65% related to transmission and distribution PPE, and 15% related to other PPE. Approximately 6% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission by 2046.
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
One of the interim measures is the Public Safety Power Shutoff (PSPS) program, which calls for the Utilities to preventatively de-energize circuits in areas identified as high fire risk during certain weather conditions. The PSPS program launched on July 1, 2024 and is ready to use, if and when it is needed, and as the last line of defense to protect customers, communities and employees. The initial PSPS protocols and operational procedures represent an early-stage iteration, which will evolve over time as more analytical, forecast, and situational awareness capabilities and wildfire mitigations are deployed. De-energizing circuits in high wildfire risk areas will lead to extended interruptions for many customers, even if not in a high wildfire risk area. The Utilities will continue to work with key stakeholders in balancing the risk of utility-related wildfires with the public consequences of not having electricity.
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
On September 1, 2022, the last coal-fired IPP plant in the state, providing approximately 10% of Oahu’s generation, ceased operations, removing a significant source of GHG emissions from the Utilities’ generation mix. In advance of the retirement of the coal-fired IPP plant, the Utilities developed plans, including contingency plans, to ensure reliable service through the transition period. These plans include the anticipated addition of renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, and multiple demand response/DER programs. For example, in 2024, the first solar-plus storage project on Maui, a 60 megawatt (MW) Stage 1 project which is the largest solar-plus storage project in the State of Hawaii, reached commercial operations on May 31, 2024. Additionally, a 12.5 MW Stage 1 solar-plus storage project on Oahu reached commercial operations on March 28, 2024. The first Stage 2 solar-plus storage project, a 42 MW project on Oahu, reached commercial operations on June 7, 2024.
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
On June 28, 2024, the Utilities filed its annual update of the Action Plan described in its 2023 final Integrated Grid Plan.
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
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. The Battery Bonus on Oahu is officially closed to new applications. As of June 30, 2024, the Utilities have received and approved applications totaling 46.79 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge. As of June 30, 2024, the Battery Bonus program on Maui has officially closed to new applications, and the Utilities have received and approved the applications totaling approximately 9.9 MW on Maui.
On October 31, 2022, the PUC issued an order, directing the Utilities to solicit comments from all interested parties and stakeholders on the Utilities’ Draft Grid Services RFP filed on June 30, 2022. The proposed Draft Grid Services RFP focused only on Maui and is seeking 15 MW of grid services. Hawaiian Electric issued the RFP on February 1, 2023 and bids were due on February 1, 2024. On February 23, 2024, Hawaiian Electric filed a letter to the PUC recommending to close the RFP as no bids were received. On April 3, 2024, the PUC terminated the RFP as recommended by the Utilities.
Grid modernization. The overall goal of the Grid Modernization Strategy (GMS) is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. On March 25, 2019, the PUC approved a plan for the Utilities to implement GMS Phase 1, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of June 30, 2024, approximately $125 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. As of June 30, 2024, the Utilities have deployed about 440,000 advanced meters, servicing approximately 93% of total customers.

The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of Phase 2 of their GMS implementation. On March 31, 2021, the Utilities filed a supplement and update to the GMS Phase 2 ADMS application to include broad deployment of field devices, which the PUC suspended on November 16, 2021, to focus the Utilities’ attention on completing Phase 1. On April 17, 2023, the Utilities filed a motion with the PUC, requesting the suspended docket to be reopened and to allow the Utilities to file an updated and supplemented application for updated project costs and expansion of the Phase 2 scope to also include Operational Technology Cybersecurity Monitoring. On May 31, 2024, the Utilities filed another updated and supplemented application for updated project costs, as well as the addition of Private Long-Term Evolution expansion and Supervisory Control and Data Acquisition expansion to the prior GMS Phase 2 scope (ADMS, Field Devices, and Operational Technology Cybersecurity Monitoring). The estimated cost for the implementation of GMS Phase 2 over seven years, which includes capital, deferred software costs and O&M costs, is $215 million. The Utilities have requested PUC approval by the end of 2024.
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
The Utilities issued the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022. The RFPs closed on August 17, 2022, and proposals were evaluated. Tranche 1 projects, which are greater than or equal to 250 kW, were awarded on February 22, 2023. Two projects on Hawaii Island were subsequently withdrawn by the developer on October 18, 2023. Two additional Hawaii Island projects were disqualified on May 13, 2024. On June 14, 2024, a project on Oahu was withdrawn by the developer. There are no remaining Tranche 1 projects in development.
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

Actual and PUC-allowed returns, as of June 30, 2024, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2024	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	NM	NM	NM	NM	NM	NM	NM	NM	NM
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
NM - Not meaningful.
The Utility’s actual and allowed rates of return are not meaningful due to the accrual of estimated wildfire liabilities of approximately $1.71 billion (see Note 2 of the Condensed Consolidated Financial Statements).
The gap between PUC-allowed ROACEs and the ROACEs achieved is generally due to the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), and depreciation, O&M expense and return on rate base that are in excess of what is currently being recovered through rates (the last rate case plus authorized RAM adjustments and ARA revenues).
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
Developments in renewable energy efforts.  The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage projects to help reach the Utilities’ renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the recently procured projects have experienced delays as a result of supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customs and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. These impacts have resulted in five Stage 2 projects declared null and void by the independent power producers and one Stage 1 project and one Stage 2 project mutually terminating their PPAs with the Utilities. Projects have also indicated potential impacts from the investigation launched by the U.S. Department of Commerce on March 28, 2022, in response to a request by Auxin Solar Inc. in regard to solar panel imports. On June 6, 2022, President Biden created a bridge to temporarily facilitate U.S. solar deployers’ ability to source certain imported solar modules and cells free of certain duties for 24 months in order to ensure the U.S. has access to a sufficient supply of solar modules to meet electricity generation needs. The Utilities have negotiated amendments with several project developers regarding requests to increase previously approved prices and extend guaranteed commercial operations dates for those projects in order to ensure their viability given the impact of these recent market conditions. All of these amendments have been approved. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units. Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 4 of the Condensed Consolidated Financial Statements and the following:
New renewable PPAs.
•On December 31, 2019, Hawaii Electric Light and Puna Geothermal Ventures entered into an Amended and Restated Power Purchase Agreement (PGV ARPPA). The PGV ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 16, 2022, the PUC issued a D&O, approving the PGV ARPPA, subject to conditions, that include requiring completion of a final environmental review prior to construction. On March 28, 2022, Puna Pono Alliance filed a Motion for Reconsideration seeking reconsideration, modification and/or vacation of the D&O. On June 6, the PUC denied Puna Pono’s Motion for Reconsideration. PGV notified the Utilities that changes in market conditions that transpired since the terms of the PGV ARPPA were negotiated impacted the financial viability of the Project, and that an amendment to the PGV ARPPA was necessary to mitigate the impacts. On March 27, 2023, the Utilities and PGV executed the First Amendment to the PGV ARPPA which increases the capacity payment and extends the GCOD. An application requesting approval of the First Amendment to the PGV ARPPA was filed on April 4, 2023. On June 13, 2023, PGV notified the Utilities of concerns of its ability to timely deliver on the terms of the ARPPA. PGV has been working to re-establish its capacity generation and has continued drilling and plans to drill additional wells, however, this process has taken longer than anticipated and PGV has become increasingly concerned about timely achieving the Contract Firm Capacity of 46 MW. In light of receiving this information and to allow the Utilities and PGV to determine the best path forward, on July 6, 2023 the Utilities asked the PUC to put the procedural schedule on hold for approval of the First Amendment to the PGV ARPPA. In order to address PGV’s concerns, the parties executed a Second Amendment to the PGV ARPPA, which among other things lowered the capacity needed to reach commercial operations and preserves the full contract capacity, effectuating a partial commissioning. On October 2, 2023 the Utilities filed a letter requesting the docket be reopened and seeking approval of the First and Second Amendments to the PGV ARPPA by the end of 2023. On December 29, 2023, the PUC issued a D&O conditionally approving the First and Second Amendments to the PGV ARPPA. As directed, on January 12, 2024, the Utilities filed a supplemental brief explaining its request for cost recovery. A response from the PUC is still pending.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, the Utilities filed seven requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all seven amendments. AES West Oahu Solar project on Oahu and AES Kuihelani Solar project on Maui reached commercial operations on March 28, 2024 and May 31, 2024, respectively. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. To date, five projects reached commercial operations.
A summary of the remaining seven PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 1/11/23, 3/28/24 & 10/31/24	20 & 25	$34.0
Hawaii Electric Light	2	60	60/240	4/21/23 & 1/28/25	25	19.2
Maui Electric	1	60	60/240	5/31/24	25	13.2
Total	7	259.5	259.5/1038			$66.4
The Utilities have received PUC approvals to recover the total projected annual payment of $66.4 million for the seven PPAs through the PPAC to the extent such costs are not included in base rates.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. To date, the Utilities had filed 11 PPAs. Additionally, two GSPAs and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. Of the 11 filed PPAs, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. To date, the Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all three amendments. The Kupono Solar project on Oahu reached commercial operations on June 7, 2024. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. The two GSPAs were approved by the PUC in December 2020. As of June 30, 2024, while the GSPA contracts have not yet achieved its contractual target, the aggregators continue to enroll customers every month. To date, two projects reached commercial operations.
A summary of the remaining four approved Stage 2 PPAs, is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	3	79	79	/	443	5/17/24*, 6/7/24 & 9/1/24	20 & 25	$31.4
Hawaiian Electric	1	N/A	185	/	565	12/19/23	20	24.0
Total	4	79	264	/	1,008			$55.4
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
* The utility Self-Build project was denied by the PUC on May 25, 2022 and the Utilities filed a motion for reconsideration with the PUC. On January 26, 2024, the PUC granted the Utilities’ November 15, 2023 request to suspend the docket to focus on identified priorities. The Utilities provided the PUC with an updated assessment of the project on April 30, 2024 and requested to withdraw the application because the need that was to be served by the project can now be met by Stage 3 RFP resources. On July 8, 2024, the Utilities received approval from the PUC to withdraw the project.
Tariffed renewable resources.
•As of June 30, 2024, there were approximately 631 MW, 143 MW and 151 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of June 30, 2024, an estimated 41% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 23% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2024, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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
•On March 17, 2022, the CBRE LMI RFPs for Oahu, Maui and Hawaii Island were opened and proposals were received. In November 2022, seven projects were selected consisting of one standalone PV project on Oahu, three paired PV with storage projects on Maui, and three paired PV with storage projects on Hawaii Island. One project on Maui was subsequently withdrawn by the developer on April 11, 2024. The Utilities opened the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii Island on April 14, 2022. In March 2023, five projects were selected consisting of one paired PV with storage project on Oahu and four standalone PV projects on Hawaii Island. Two projects on Hawaii Island were subsequently withdrawn by the developer on October 18, 2023 and an additional project on Oahu was subsequently withdrawn by the developer on June 14, 2024. Two projects on Hawaii Island were disqualified on May 13, 2024. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•The Hawaii Island Stage 3 RFP, seeking 325 gigawatt-hours (GWh) per year of energy and 65 MW of renewable firm capacity, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. For the Oahu and Hawaii Island RFPs, as well as for the variable generation portion of the Maui RFP. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. 15 proposals were selected to the Final Award Group on December 8, 2023. Seven projects were selected on Oahu (three solar plus storage and four firm renewable) totaling 413 GWh of variable generation, 594 MW of firm generation, and 990 MWh of storage; four projects were selected on Maui (three solar plus storage and one wind) totaling 324 GWh of variable generation, and 320 MWh of storage; and four projects were selected on Hawaii Island (three solar plus storage and one firm renewable) totaling 512 GWh of variable generation, 60 MW of firm generation, and 834 MWh of storage. One project totaling 40 MW of firm renewable generation was selected to the Maui Firm Final Award Group on February 2, 2024. On May 24, 2024, a 20 MW / 80 MWh solar-plus storage project on Maui was withdrawn by the developer. Negotiations for the remaining projects are ongoing.
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
FINANCIAL CONDITION
Liquidity and capital resources.
In June 2024, the Utilities accrued estimated wildfire liabilities of approximately $1.71 billion (pre-tax) related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). For the three and six months ended June 30, 2024, the Utilities incurred net losses of approximately $1.23 billion and $1.19 billion, respectively.
When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Utilities’ ability to continue as a going concern within one year after the date that the financial statements are issued. In making its evaluation, the Utilities consider, among other things, risks and/or uncertainties related to its results of operations, contractual obligations, including near-term debt maturities, dividend requirements, debt covenant compliance, or other factors impacting the Utilities’ liquidity and capital resources. As of the date of filing of this Form 10-Q, management has not yet implemented a capital financing plan to address expected wildfire settlement payments. If the conditions resulting in the substantial doubt are not resolved prior to the issuance of the Utilities’ annual financial statements, or it is not yet probable that management's plans can be effectively implemented to address those conditions, the Utilities would be in default on certain terms of its taxable debt agreements and syndicated credit facility agreement, and lenders would have the option to call the outstanding debt. Management believes the Utilities’ current cash balance at June 30, 2024 of $88.6 million, and available capacity on the asset-based lending facility (ABL Facility) would not be sufficient to fund the Utilities’ planned expenditures and operational needs, which include potential payments to settle wildfire claims.
The Utilities are currently working with their financial advisors on a financing plan to raise the capital necessary to fund their contribution to the settlement of wildfire tort claims. The Utilities expect to finance the settlement payments over time through a mix of debt, common equity, equity-linked securities or other potential options. While management believes the Utilities will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. If the financing plans are unsuccessful, the Utilities may need to consider other strategic alternatives. See further discussion in Part II. Other Information—Item 1A. Risk Factors.
The Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation (including recent litigation noted above).
As of June 30, 2024, Hawaiian Electric had no commercial paper outstanding, $200 million outstanding on its revolving credit facility and no remaining available borrowing capacity under the Utilities’ committed line of credit. The cash proceeds were invested in highly liquid short-term investments, and as of June 30, 2024, the Utilities’ cash and cash equivalents balance was $88.6 million, compared to $106.1 million as of December 31, 2023.
Additionally, at June 30, 2024, Hawaii Electric had no borrowing from HEI with remaining available borrowing capacity of $75 million, pursuant to a standing commitment letter from HEI. See Note 6 of the Condensed Consolidated Financial Statements for additional information. At June 30, 2024, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $110.0 million, respectively, which intercompany borrowings are eliminated in consolidation.
Hawaiian Electric’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of its business remain strong, the Utilities took prudent and measured actions to strengthen their financial position while continuing to provide reliable service to its customers and reinforcing its commitment to serving the community for the long term. In August 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. Longer term, the Utilities are evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing secured debt, and conducting asset sales, among others.
Accounts receivable balances remain elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2023 and year-to-date June 2024, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic collection practices, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, however, it will lead to higher bad debt expense. As of June 30, 2024, approximately $13.8 million of the accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 36% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements.
With the exception of Maui, the Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to reduce delinquent accounts receivable balances and accelerate cash collections. Service disconnections on Maui have been suspended through at least August 31, 2024, in accordance with the extension of Governor Josh Green’s emergency proclamation; however, efforts are ongoing to educate and inform customers impacted by the Maui windstorm and wildfires on the availability of financial assistance to manage delinquencies accordingly. See also “Regulatory assets and liabilities” in Note 4 of the Condensed Consolidated Financial Statements.
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

Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2024		December 31, 2023
Long-term debt, net	$1,935	61%	$1,934	44%
Preferred stock	34	1	34	1
Common stock equity	1,193	38	2,409	55
	$3,162	100%	$4,377	100%
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
See “Credit and Capital Market Risk” in Item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2023 Form 10-K. The downgrades of Hawaiian Electric’s credit ratings will continue to adversely impact the Utilities’ ability to access capital markets and other sources of debt financing, if at all, in a timely manner and on acceptable terms. In addition, the downgrades of Hawaiian Electric’s credit ratings triggered certain cash or payment requirements with the Utilities’ vendors. However, the Utilities believe additional vendor collateral or payment requirements will not have a material impact on the Utilities’ liquidity.
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an asset-based lending facility (ABL Facility) credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one additional year, subject to the consent of the lenders. On June 27, 2024, Hawaiian Electric received the first approval from the PUC for the ABL Credit Facility Agreement that allows short-term borrowings of up to $250 million, subject to the availability of a sufficient borrowing base of eligible receivables. Per the parties’ proposed stipulated procedural schedule, the second PUC decision is expected on October 30, 2024. The ABL Facility became effective on July 24, 2024.
Credit agreement. On August 23, 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were invested in highly liquid short-term investments and will be used for general corporate purposes. The $200 million line of credit facility remained fully drawn as of June 30, 2024. See Note 6 of the Condensed Consolidated Financial Statements for additional information.
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
On June 10, 2019, the Hawaii legislature authorized the issuance of up to $700 million of SPRBs ($400 million for Hawaiian Electric, $150 million for Hawaii Electric Light and $150 million for Maui Electric), with PUC approval, prior to June 30, 2024, to finance the Utilities’ multi-project capital improvement programs (2019 Legislative Authorization). The Utilities did not issue SPRBs under the 2019 Legislative Authorization which lapsed on June 30, 2024.
Taxable debt. On December 20, 2022, the Utilities received PUC approval to issue, over a four-year period from January 1, 2023 to December 31, 2026, unsecured obligations bearing taxable interest (Hawaiian Electric up to $230 million, Hawaii Electric Light up to $65 million and Maui Electric up to $105 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on January 10, 2023, the Utilities executed through a private placement, $150 million in unsecured senior notes (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023. See summary table below for remaining authorized amounts as of June 30, 2024 for each respective utility.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2023 through 2026	$230	$65	$105
Less: taxable debt executed on January 10, 2023, but issued on February 9, 2023	100	25	25
Remaining authorized amounts	$130	$40	$80
As of June 30, 2024, the Utilities have $1.9 billion of long-term debt, net, of which $47.0 million and $145.3 million are due within 12 and 24 months, respectively.
Equity. On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026. As of June 30, 2024, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $75 million, $25 million, and $55 million, respectively, of unused common stock authorization.
Cash flows. The following table reflects the changes in cash flows for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Six months ended June 30
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$185,473	$336,145	$(150,672)
Net cash used in investing activities	(166,657)	(226,093)	59,436
Net cash used in financing activities	(36,273)	(5,647)	(30,626)
Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by an increase in fuel oil stock due to less consumption, as well as lower cash from an increase in customer accounts receivable due to payment on a large delinquent commercial customer account in 2023.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash used in financing activities. The increase in net cash used in financing activities was driven by lower net cash from long-term and short-term borrowings.
For a discussion of 2023 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2023 Form 10-K.
Material cash requirements. Material cash requirements of the Utilities include payments related to settlement of tort-related legal claims and cross claims, legal and consulting costs related to the Maui windstorm and wildfires (see further information in Note 2 of the Condensed Consolidated Financial Statements), O&M expenses, labor and benefit costs, fuel and purchase power costs, debt and interest payments, operating and finance lease obligations, their forecasted capital expenditures (including capital expenditures related to wildfires and wildfire mitigations) and investments, their expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating and finance lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through operating cash flows, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time.
The substantial doubt about the Utilities’ ability to continue as a going concern and the Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access capital markets and other sources of debt financing, if at all, in a timely manner and on acceptable terms. The Utilities are currently working with their financial advisors on a financing plan to raise the capital required to settle its wildfire claims. While management believes that the Utilities will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ financing plan, cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.

Bank
Recent Developments. See also “Recent developments” in HEI’s MD&A.
In June 2024, ASB recorded a pretax goodwill impairment charge of $82.2 million after determining it was more-likely-than-not that the fair value of ASB was less than its carrying value. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, cash flows or any debt covenants under the Company’s existing credit agreements. See “Goodwill” in Note 5 of the Condensed Consolidated Financial Statements for additional discussion.
In August 2023, ASB was impacted by wildfires on Maui which caused widespread property damage and fatalities. ASB’s outstanding credit exposure in Maui and the fire impacted zone of Lahaina as of June 30, 2024 was 12.3% and 0.6%, respectively, of the Bank’s total loan portfolio.
For the quarter ended June 30, 2024, ASB incurred additional expenses as a result of the Maui wildfires of $0.5 million, pretax, primarily consisting of professional services offset by negative provision for credit losses of $0.8 million.
The Hawaii economy remained stable in the second quarter of 2024 with average daily passenger counts 1.7% lower than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020 is largely due to domestic travelers. International visitors (excluding Japan) have gradually increased although still below pre-pandemic levels. The weak yen continues to be a key contributing factor to the low Japan visitor counts as compared to other international visitors. Hawaii’s seasonally adjusted unemployment rate of 2.9% in June 2024 was higher compared to the June 2023 rate of 2.8%. Despite higher interest rates, Hawaii’s real estate market, as indicated by Oahu’s residential real estate market, has remained relatively stable. Single-family home sales grew 6.7% in the first half of 2024 compared to the same period in 2023, while condo sales declined 5.8%.
As of June 30, 2024, the Federal Open Market Committee federal funds rate target range remained unchanged at 5.25% - 5.50% in response to continued inflationary pressures in the economy. The interest rate environment has impacted ASB’s net interest margin as higher yields on earning assets were offset by an increase in yields on deposits and other borrowings. The higher interest rate environment has also reduced mortgage refinance and purchase activity, negatively impacting mortgage banking income. Additionally, the tight labor market and inflationary pressures have increased compensation and benefit expenses.
ASB’s loan portfolio decreased $152 million in 2024 as compared to the end of 2023 primarily due to payoffs and sale of commercial loans as well as reduced demand for home equity line of credit and consumer loan products.
For the quarter ended June 30, 2024, ASB recorded a negative provision for credit losses of $1.9 million primarily due to improving loss rates, lower loan portfolio balances and the release of $0.8 million of credit loss reserves for loans that were impacted by Maui wildfires. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
At June 30, 2024, the investment securities portfolio balance decreased approximately $97 million from year end 2023 due to repayments and no purchases of investment securities in 2024. The change in interest rates in the first half of 2024 resulted in higher unrealized losses in the available-for-sale investment securities portfolio, which also decreased the investment portfolio balance.
At June 30, 2024, ASB’s regulatory capital ratios were above the “well-capitalized” and regulatory requirements, including the conservation buffers. Approximately 83% of the Bank’s deposits are FDIC insured or fully collateralized. ASB has access to approximately $3 billion in funding sources to meet its liquidity needs.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended June 30		Increase
(in millions)	2024	2023	(decrease)	Primary reason(s)
Interest and dividend income	$86	$82	$4

Average loan portfolio yields were 35 basis points higher—yield benefited from the rising interest rate environment as adjustable rate yields repriced upward and new loan production yields were higher than the portfolio yields.

Average loan portfolio balances decreased $14 million—commercial, home equity line of credit and consumer loan portfolio average balances decreased $104 million, $45 million and $28 million, respectively, due to decreased demand for these loan products. Residential and commercial real estate loan average balances increased $97 million and $68 million, respectively.

Average investment securities portfolio balances decreased $390 million—investment security portfolio repayments were used to pay down maturing higher costing liabilities. Average investment securities portfolio yields were 5 basis points lower due to higher investment portfolio premium amortizations.

				Average other investments increased $69 million—increase due to higher interest-earning deposits being held.
Noninterest income	16	16	—
Revenues	102	98	4	The increase in revenues for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to higher interest and dividend income.
Interest expense	24	19	5

Increase in interest expense due to an increase in interest expense on deposits offset by a decrease in interest expense on other borrowings due to the increase in the interest rate environment and a shift in costing liability mix.

				Average core deposit balances decreased $293 million; average term certificate balances increased $214 million.
				Average deposit yields increased from 48 basis points to 90 basis points due to a shift in mix of deposits and higher yields from the increase in the interest rate environment.
				Average other borrowings decreased $285 million and average yields increased 49 basis points.
				Average cost of funds increased from 83 basis points to 115 basis points due to a shift in funding from low cost core deposits to higher costing term certificates and other borrowings.
Provision for credit losses	(2)	—	(2)
				2024 negative provision for credit losses included reversal of $0.8 million credit loss reserves for loans impacted by the Maui wildfires, improving loan loss rates and lower loan portfolio balances.
				Delinquency rates have increased—from 0.17% at June 30, 2023 to 0.47% at June 30, 2024 primarily due to Maui-related loan accommodations and one commercial real estate loan in foreclosure.
				Net charge-off to average loans increased 1 basis point from 0.14% at June 30, 2023 to 0.15% at June 30, 2024 primarily due to an increase in consumer loan net charge-offs.
Noninterest expense	136	54	82
				Increase in noninterest expense is due to a goodwill impairment charge of $82.2 million as a result of HEI’s comprehensive review of strategic options for ASB.
Expenses	158	73	85
The increase in expenses for the three months ended June 30, 2024 compared to the same period in 2023 was due to an increase in noninterest expense and interest expense, partially offset by a decrease in provision for credit losses.

Operating income (loss)	(56)	25	(81)
The decrease in operating income (loss) for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to higher noninterest expense and interest expense, partly offset by higher interest and dividend income and lower provision for credit losses.

Net income (loss)	$(46)	$20	$(66)	Net income (loss) for the three months ended June 30, 2024 was lower as compared to the same period in 2023 due to lower operating income.

.

	Six months ended June 30		Increase
(in millions)	2024	2023	(decrease)	Primary reason(s)
Interest and dividend income	$174	$161	$13

Average loan portfolio yields were 38 basis points higher—loan yields continued to increase in 2024 due to the interest rate environment as adjustable rate loan yields repriced with rising interest rates and new loan production yields were higher than the portfolio rates.

Average loan portfolio balances increased $64 million—residential and commercial real estate loan portfolio average balances increased $108 million and $76 million, respectively, due to demand for these loan types. Commercial loan portfolio average balances decreased $75 million due to the payoffs and sale of commercial loans.

				Average investment securities portfolio balances decreased $396 million primarily due to repayments, no purchases in 2024 and sale of investment securities in the quarter ended December 31, 2023.
				Average investment securities portfolio yields decreased 5 basis points.
Noninterest income	33	30	3
				Higher bank-owned life insurance income—higher returns from insurance policies.
Revenues	207	191	16	The increase in revenues for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to higher interest and dividend income and higher noninterest income.
Interest expense	50	33	17
				Increase in interest expense due to an increase in core deposit and term certificate yields, partially offset by lower other borrowing balances.
				Average core deposit balances decreased $379 million; average term certificate balances increased $264 million.

Average deposit yields increased from 41 to 89 basis points primarily due to the increase in term certificate yields of 73 basis points and the shift in mix of deposits from low cost core deposits to term certificates.

				Average other borrowings decreased $133 million and average yields increased 26 basis points.
Provision for credit losses	(4)	1	(5)
				2024 negative provision for credit losses included reversal of $2.3 million credit loss reserves for loans impacted by the Maui wildfires, improving loan loss rates and lower loan portfolio balances.
				2024 negative provision for credit losses also included the release of $0.9 million of credit loss reserves for unfunded loan commitments.
				Delinquency rates have increased—from 0.17% at June 30, 2023 to 0.47% at June 30, 2024 primarily due to Maui-related loan accommodations and one commercial real estate loan in foreclosure.
				Net charge-off to average loans of 0.14% at June 30, 2024 remained the same as compared to the same period in 2023.
Noninterest expense	192	108	84

The increase in noninterest expenses was primarily due to a goodwill impairment charge of $82.2 million as a result of HEI’s comprehensive review of strategic options for ASB, expenses related to the Maui wildfires and higher compensation and benefits expenses.

				Higher compensation and benefits expenses primarily due to fair value adjustments related to the deferred compensation plan.
Expenses	238	142	96
The increase in expenses for the six months ended June 30, 2024 compared to the same period in 2023 was due to higher noninterest expense and interest expense, partially offset by lower provision for credit losses.

Operating income (loss)	(31)	49	(80)
The decrease in operating income (loss) for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to higher noninterest expense and interest expense, partially offset by higher interest and dividend income, higher noninterest income and lower provision for credit losses.

	Six months ended June 30		Increase
(in millions)	2024	2023	(decrease)	Primary reason(s)
Net income (loss)	$(25)	$39	$(64)	Net income (loss) for the six months ended June 30, 2024 was lower than the same period in 2023 due to lower operating income.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(Annualized %)	2024	2023	2024	2023
Return on average assets	(1.97)	0.84	(0.53)	0.81
Return on average equity	(33.97)	16.20	(9.25)	15.87
Net interest margin	2.79	2.75	2.77	2.80
For the three and six months ended June 30, 2024 the Bank’s costs related to the Maui wildfires is as follows:

(in thousands)	Three months ended June 30, 2024	Six months ended June 30, 2024
Bank Maui wildfires related cost:
Provision for credit losses	$(800)	$(2,300)
Professional services expenses	1,201	2,909
Other expenses[1]	51	(266)
Total Bank Maui wildfires related cost	$452	$343
1 Other expenses includes recovery of destroyed/loss cash of $0.4 million in the first three months ended March 31, 2024.

Note: Bank Maui wildfires related expenses - provision for credit losses is included in Provision for credit losses, professional services expenses are included in Noninterest expense-Services and other expenses are included in Noninterest expense-Other expense on the ASB Statements of Income and Comprehensive Income Data.

	Three months ended June 30
	2024			2023
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$106,177	$1,449	5.40	$36,891	$488	5.23
FHLB stock	29,639	743	10.10	15,660	237	6.07
Investment securities
Taxable	2,600,103	10,619	1.63	2,988,483	12,645	1.69
Non-taxable	66,486	515	3.08	67,912	513	3.01
Total investment securities	2,666,589	11,134	1.67	3,056,395	13,158	1.72
Loans
Residential 1-4 family	2,612,420	25,752	3.94	2,515,753	23,111	3.67
Commercial real estate	1,551,309	20,449	5.23	1,483,566	18,373	4.91
Home equity line of credit	989,972	11,090	4.51	1,034,785	9,657	3.74
Residential land	19,575	305	6.23	20,235	269	5.32
Commercial	672,728	10,033	5.96	777,028	10,854	5.56
Consumer	231,962	5,557	9.62	260,437	5,843	8.99
Total loans [1,2]	6,077,966	73,186	4.81	6,091,804	68,107	4.46
Total interest-earning assets [3]	8,880,371	86,512	3.89	9,200,750	81,990	3.56
Allowance for credit losses	(70,669)			(71,191)
Noninterest-earning assets	479,235			471,600
Total assets	$9,288,937			$9,601,159
Liabilities and shareholder’s equity:
Savings	$2,674,087	$1,354	0.20	$3,006,949	$313	0.04
Interest-bearing checking	1,392,408	2,937	0.85	1,298,399	769	0.24
Money market	391,780	3,788	3.88	268,744	1,738	2.59
Time certificates	1,030,314	9,936	3.87	816,772	6,841	3.36
Total interest-bearing deposits	5,488,589	18,015	1.32	5,390,864	9,661	0.72
Advances from Federal Home Loan Bank	529,670	6,479	4.84	141,506	1,605	4.49
Borrowings from Federal Reserve Bank	—	—	—	567,857	6,207	4.38
Securities sold under agreements to repurchase and federal funds purchased	—	—	—	105,691	1,040	3.95
Total interest-bearing liabilities	6,018,259	24,494	1.63	6,205,918	18,513	1.20
Noninterest bearing liabilities:
Deposits	2,508,658			2,685,828
Other	222,876			210,698
Shareholder’s equity	539,144			498,715
Total liabilities and shareholder’s equity	$9,288,937			$9,601,159
Net interest income		$62,018			$63,477
Net interest margin (%) [4]			2.79			2.75

	Six months ended June 30
	2024			2023
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$157,466	$4,296	5.40	$23,626	$609	5.13
FHLB stock	23,521	1,010	8.64	22,835	663	5.85
Investment securities
Taxable	2,620,463	22,060	1.68	3,015,220	26,341	1.75
Non-taxable	66,668	1,033	3.08	68,094	1,011	2.96
Total investment securities	2,687,131	23,093	1.72	3,083,314	27,352	1.77
Loans
Residential 1-4 family	2,610,172	51,084	3.91	2,502,551	45,726	3.65
Commercial real estate	1,547,233	40,642	5.21	1,471,079	35,620	4.83
Home equity line of credit	1,000,665	21,844	4.39	1,028,076	18,685	3.67
Residential land	18,811	564	6.00	20,266	546	5.39
Commercial	705,433	20,998	5.94	780,859	21,251	5.45
Consumer	237,686	11,248	9.50	252,883	11,236	8.94
Total loans [1,2]	6,120,000	146,380	4.78	6,055,714	133,064	4.40
Total interest-earning assets [3]	8,988,118	174,779	3.88	9,185,489	161,688	3.52
Allowance for credit losses	(72,480)			(71,649)
Noninterest-earning assets	489,041			468,958
Total assets	$9,404,679			$9,582,798
Liabilities and shareholder’s equity:
Savings	$2,699,446	$2,482	0.18	$3,074,650	$535	0.04
Interest-bearing checking	1,395,090	6,053	0.87	1,315,213	1,399	0.21
Money market	352,588	6,609	3.76	233,083	2,324	2.01
Time certificates	1,042,747	20,303	3.90	778,441	12,240	3.17
Total interest-bearing deposits	5,489,871	35,447	1.29	5,401,387	16,498	0.62
Advances from Federal Home Loan Bank	394,538	9,440	4.73	320,867	7,475	4.63
Borrowings from Federal Reserve Bank	238,187	5,193	4.37	318,674	6,926	4.38
Securities sold under agreements to repurchase	—	—	—	125,917	2,172	3.48
Total interest-bearing liabilities	6,122,596	50,080	1.64	6,166,845	33,071	1.08
Noninterest bearing liabilities:
Deposits	2,511,954			2,715,408
Other	232,899			211,852
Shareholder’s equity	537,230			488,693
Total liabilities and shareholder’s equity	$9,404,679			$9,582,798
Net interest income		$124,699			$128,617
Net interest margin (%) [4]			2.77			2.80
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $0.6 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.2 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the six months ended June 30, 2024 and 2023, the taxable-equivalent basis adjustments made to the table above were not material.
4   Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The Federal Open Market Committee federal funds rate target range of 5.25% - 5.50% has been maintained at June 30, 2024 to combat inflation. ASB’s net interest income and net interest margin has been impacted by the higher interest rates as the Bank has used higher costing other borrowings and term certificates to fund its loan growth.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 5 of the Condensed Consolidated Financial Statements for a composition of ASB’s loan portfolio.
Home equity — key credit statistics. The home equity line of credit (HELOC) portfolio makes up 16% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of June 30, 2024, approximately 36% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 51% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  See Note 5 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$68,812	3%	$71,927	3%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,125,054	95	2,218,565	95
Corporate bonds	32,927	1	32,903	1
Mortgage revenue bonds	14,076	1	14,358	1
Total investment securities	$2,240,869	100%	$2,337,753	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. In 2024, deposits decreased by $109 million, as an outflow of core deposits was replaced with time certificates. Core deposit retention will remain challenging in the current rising interest rate environment. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase, borrowings from the Federal Reserve Bank and federal funds purchased continue to be additional sources of funds. As of June 30, 2024 ASB’s costing liabilities consisted of 94% deposits and 6% borrowings as compared to 92% deposits and 8% borrowings as of December 31, 2023. The weighted average cost of interest-bearing deposits for the first six months of 2024 and 2023 was 1.29% and 0.62%, respectively. As of June 30, 2024 and December 31, 2023, ASB had approximately $1.7 billion and $1.6 billion of deposits that were uninsured or not collateralized, respectively.
Federal Home Loan Bank of Des Moines and Federal Reserve Bank. As of June 30, 2024 and December 31, 2023, ASB had $520 million and $200 million of advances outstanding at the FHLB of Des Moines, respectively. As of June 30, 2024, the unused borrowing capacity with the FHLB of Des Moines was $1.5 billion. As of June 30, 2024 and December 31, 2023, ASB had nil and $550 million of borrowings from the Federal Reserve Bank, respectively. The FHLB of Des Moines and Federal Reserve Bank are important sources of liquidity for ASB.
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
As of June 30, 2024, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities in AOCI of $165.7 million compared to an unrealized loss, net of taxes, of $150.4 million as of December 31, 2023. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first six months of 2024, ASB recorded a negative provision for credit losses of $3.2 million in the allowance for credit losses primarily due to the release of $2.3 million of credit loss reserves related to the Maui wildfires, improving credit loss rates and lower loan balances. During the first six months of 2023, ASB recorded a provision for credit losses of $1.0 million in the allowance for credit losses for growth in the loan portfolio partly offset by the release of credit loss reserves for improved credit trends and lower credit loss rates.

	Six months ended June 30		Year ended December 31, 2023
(in thousands)	2024	2023
Allowance for credit losses, beginning of period	$74,372	$72,216	$72,216
Provision for credit losses	(3,169)	1,018	9,657
Less: net charge-offs	4,390	4,166	7,501
Allowance for credit losses, end of period	$66,813	$69,068	$74,372
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.14%	0.14%	0.12%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the six months ended June 30, 2024, ASB recorded a negative provision for credit losses for unfunded commitments of $0.9 million as compared to a provision for credit losses for unfunded commitments of $0.2 million for the six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the reserve for unfunded loan commitments was $4.2 million and $5.1 million, respectively.
Legislation and regulation.  ASB is subject to extensive regulation, principally by the OCC and the FDIC. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.”
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2024	December 31, 2023	% change
Total assets	$9,281	$9,673	(4)
Investment securities	2,241	2,338	(4)
Loans held for investment, net	5,963	6,106	(2)
Deposit liabilities	8,036	8,146	(1)
Other bank borrowings	520	750	(31)
As of June 30, 2024, ASB was one of Hawaii’s largest financial institutions based on assets of $9.3 billion and deposits of $8.0 billion.
As of June 30, 2024, ASB’s unused FHLB borrowing capacity was approximately $1.5 billion. As of June 30, 2024, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion, of which, commitments to lend to borrowers experiencing financial difficulty whose loan terms have been modified were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the six months ended June 30, 2024, net cash provided by ASB’s operating activities was $25 million. Net cash provided by ASB’s investing activities during the same period was $212 million, primarily due to a net decrease in loans receivable of $119 million, receipt of investment security repayments and maturities of $82 million and proceeds from the sale of commercial loans of $31 million partly offset by a net increase in FHLB stock of $14 million. Net cash used in financing activities during this period was $338 million, primarily due to a net decrease in other borrowings of $230 million and a decrease in deposit liabilities of $109 million offset by a net increase in mortgage escrow deposits of $1 million.
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
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2024, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 8.4% (5.0%), common equity Tier-1 ratio of 13.2% (6.5%), Tier-1 capital ratio of 13.2% (8.0%) and total capital ratio of 14.2% (10.0%). As of December 31, 2023, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.7% (5.0%), common equity Tier-1 ratio of 12.3% (6.5%), Tier-1 capital ratio of 12.3% (8.0%) and total capital ratio of 13.4% (10.0%). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii). As of June 30, 2024, ASB did not request a dividend distribution from the OCC and FRB and will reevaluate its ability to distribute excess capital next quarter.
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
ASB’s interest-rate risk sensitivity measures as of June 30, 2024 and December 31, 2023 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
+300	0.3%	2.1%	2.2%	2.7%
+200	0.2	1.4	1.9	2.5
+100	0.1	0.7	1.5	1.7
-100	(0.4)	(1.0)	(2.2)	(2.3)
-200	(1.0)	(2.2)	(5.2)	(5.4)
-300	(1.6)	(3.5)	(9.2)	(10.3)
ASB’s net interest income (NII) sensitivity profile was less asset sensitive as of June 30, 2024 compared to December 31, 2023 primarily driven by lower cash balances and higher rate sensitive deposit balances.
Economic value of equity (EVE) sensitivity decreased as of June 30, 2024 compared to December 31, 2023 due to lower core deposit duration, partially offset by decrease in duration of mortgage-related investments and loans.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
We have identified conditions or events that raise substantial doubt about our ability to continue as a going concern, and it is possible that any plan developed to alleviate such doubt may be unsuccessful. In addition, any capital raised may result in dilution to our current shareholders.
As described more fully in Note 1 of the Condensed Consolidated Financial Statements included herein, for the three and six months ended June 30, 2024, the Company incurred net losses of approximately $1.30 billion and $1.25 billion, respectively. For the three and six months ended June 30, 2024, the Utilities incurred net losses of approximately $1.23 billion and $1.19 billion, respectively. The net losses were primarily due to the accrual of estimated wildfire liabilities totaling approximately $1.71 billion related to the Maui windstorm and wildfire tort-related legal claims. This event has raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the date of filing of this Form 10-Q, management has not yet implemented a capital financing plan to address expected wildfire settlement payments. The Company expects to finance the settlement payments over time through a mix of debt, common equity, equity-linked securities or other potential options. There is no assurance that future financing will be available in sufficient amounts on a timely basis or on reasonable terms acceptable to us, if at all. If we raise funds by issuing equity or equity-linked securities, our shareholders may experience dilution. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful.
Substantial doubt about our ability to continue as a going concern may affect the price of our common stock, may impact our relationship with third parties with whom we do business, including our vendors, lenders and employees, may impact our ability to raise additional capital or refinance existing debt and may impact our ability to comply, going forward, with certain covenants in our debt agreements and/or satisfy conditions to draw thereunder, which could significantly and materially restrict our operations.
If a court-approved definitive settlement agreement to resolve Maui windstorm and wildfire tort-related legal claims is not obtained, or if financing for settlement payments is not available, we may need to consider other alternatives for addressing the outstanding legal claims or settlement payments, and such alternatives could adversely affect our financial results or other factors impacting our finances, operations or stock valuation.
As described more fully in Note 2 of the Condensed Consolidated Financial Statements included herein, the Company entered into an agreement in principle on August 2, 2024, to resolve all Maui windstorm and wildfire tort-related legal claims, including all claims among the defendants. Such agreement in principle is subject to reaching a definitive settlement agreement that is approved by the court, and is conditioned on a resolution of the claims of the insurance companies that have paid claims for property loss and other damages. If a final court-approved definitive settlement agreement is reached, the Company has agreed to make substantial payments to settle all Maui windstorm and wildfire tort-related legal claims. As described more fully in Note 2 of the Condensed Consolidated Financial Statements included herein, if a definitive settlement is not achieved, the Company intends to vigorously defend against the litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance proceeds will be available to fund any potential settlements, judgments, or costs associated with the litigation.
If a court-approved definitive settlement agreement is reached, the Company expects to finance the settlement payments through a mix of debt, common equity, equity-linked securities or other potential options. While management believes the

Company will be able to raise the capital necessary to finance the settlement payments, there is no assurance that future financing will be available in sufficient amounts, on a timely basis or on reasonable terms acceptable to us, if at all.
If the Company’s financing plans are unsuccessful, we may need to consider other strategic alternatives, including delaying strategic initiatives, selling assets, or other strategic measures including, without limitation, obtaining relief under the U.S. Bankruptcy Code. Such alternatives could adversely affect our financial results or other factors impacting our finances, operations or stock valuation.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of HEI common shares were made on the open market during the second quarter of 2024 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2024	40,583	$10.49	—	NA
May 1 to 31, 2024	26,747	$10.64	—	NA
June 1 to 30, 2024	36,733	$9.87	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 18,335 of the 40,583 shares, 3,532 of the 26,747 shares and 9,262 of the 36,733 shares were purchased for the DRIP; 16,967 of the 40,583 shares, 20,283 of the 26,747 shares and 24,637 of the 36,733 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

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

Hawaiian Electric Exhibit 10.1
ABL Credit Agreement, dated May 17, 2024, among HE AR BRWR LLC, as Borrower, the
Lenders (as defined in the agreement), Barclays Bank PLC, as Administrative Agent, Funding
Agent and Collateral Agent, Wells Fargo Bank, National Association as Co-Collateral Agent (incorporated by reference to Exhibit 10.1 to HEI’s Current Report on Form 8-K dated May 17, 2024, File no. 1-8503)

Hawaiian Electric Exhibit 10.2
Purchase and Contribution Agreement among Hawaiian Electric Company, Inc., Maui Electric
Company, Limited, and Hawaii Electric Light Company, Inc, as Originators, Hawaiian Electric
Company, Inc., as Servicer, and HE AR INTER LLC, as Buyer, dated May 17, 2024 (incorporated by reference to Exhibit 10.2 to HEI’s Current Report on Form 8-K dated May 17, 2024, File no. 1-8503)

Hawaiian Electric Exhibit 10.3
Borrower Purchase and Contribution Agreement among HE AR INTER LLC, as Seller,
Hawaiian Electric Company, Inc., as Servicer, and HE AR BRWR LLC, as Buyer, dated May
17, 2024 (incorporated by reference to Exhibit 10.3 to HEI’s Current Report on Form 8-K dated May 17, 2024, File no. 1-8503)

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Scott T. DeGhetto	By	/s/ Paul K. Ito
	Scott T. DeGhetto		Paul K. Ito
	Executive Vice President,		Senior Vice President,
	Chief Financial Officer and Treasurer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: August 9, 2024		Date: August 9, 2024