Form 10-Q
period 2024-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2024-11-08
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 31, 2024
Hawaiian Electric Industries, Inc. (Without Par Value)	172,465,608	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2024

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
v	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2024 and 2023
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2024 and 2023
3		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2024 and December 31, 2023
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and nine months ended September 30, 2024 and 2023
5		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2024 and 2023
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2024 and 2023
8		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2024 and 2023
9		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2024 and December 31, 2023
11		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and nine months ended September 30, 2024 and 2023
12		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2024 and 2023
13		Notes to Condensed Consolidated Financial Statements (unaudited)
72	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
72		HEI consolidated
82		Electric Utility
100		Bank
109	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
109	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
111	Item 1.	Legal Proceedings
111	Item 1A.	Risk Factors
113	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
113	Item 5.	Other Information
114	Item 6.	Exhibits
115	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2024
GLOSSARY OF TERMS

Terms	Definitions
ABL Facility	Asset-based lending facility
ABR	Alternate Base Rate
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
ATF	Bureau of Alcohol, Tobacco, Firearms and Explosives
ATM	At-the-market
CBRE	Community-based renewable energy
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

GLOSSARY OF TERMS, continued

Terms	Definitions
HE AR BRWR	HE AR BRWR LLC, a direct subsidiary of HE AR INTER LLC
HE AR INTER	HE AR INTER LLC, a direct subsidiary of Hawaiian Electric Company, Inc. and parent company of HE AR BRWR LLC
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
IRLCs	Interest rate lock commitments
IWSM	Interim Wildfire Safety Measures
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LMI	Low-to-moderate income
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MFD	County of Maui Department of Fire and Public Safety
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MSRs	Mortgage servicing rights
MW	Megawatt/s (as applicable)
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current
Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC, Kaʻaipuaʻa, LLC, Upena, LLC and Mahipapa, LLC

PBR	Performance-based regulation
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSPS	Public Safety Power Shutoff
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base

GLOSSARY OF TERMS, continued

Terms	Definitions
RPS	Renewable portfolio standards
S&P	S&P Global Ratings
SBA	Small Business Administration
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOFR	Secured Overnight Financing Rate
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIEs	Variable interest entities

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
•the ability to raise the amount of capital necessary on reasonable terms, if at all, for the Company’s and the Utilities’ contribution to the Maui wildfire tort litigation settlement in order to alleviate future conditions that may cause substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern;
•potential further dilution to existing shareholders if the Company raises funds by issuing additional equity or equity-linked securities;
•the inability to execute financing plans to alleviate future conditions that may cause substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern prior to the issuance of their respective annual financial statements, which could result in an event of default and an acceleration of the Company’s and the Utilities’ debt and lead to filing for bankruptcy protection if waivers from lenders are not received;
•extreme weather events, including windstorms and other natural disasters, particularly those driven or exacerbated by climate change, which could increase the risk of the Utilities’ equipment being damaged, becoming inoperable or contributing to a wildfire;
•the continued suspension, material reduction or extended delay in dividends or other distributions from one or more operating subsidiaries to HEI;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Electric utility	$829,617	$794,987	$2,410,526	$2,419,539
Bank	105,144	100,974	312,231	291,716
Other	3,622	5,912	10,144	14,540
Total revenues	938,383	901,873	2,732,901	2,725,795
Expenses
Electric utility (includes $163 million and $1,875 million of provision for Wildfire tort-related claims recorded in quarter and nine months ended September 30, 2024) (Note 2)	934,181	723,629	4,096,175	2,198,681
Bank (includes $82 million of goodwill impairment recorded in second quarter of 2024) (Note 5)	81,972	88,415	320,913	230,769
Other (includes $35 million of impairment recorded in third quarter of 2024) (Note 3)	48,778	14,718	84,917	34,737
Total expenses	1,064,931	826,762	4,502,005	2,464,187
Operating income (loss)
Electric utility	(104,564)	71,358	(1,685,649)	220,858
Bank	23,172	12,559	(8,682)	60,947
Other	(45,156)	(8,806)	(74,773)	(20,197)
Total operating income (loss)	(126,548)	75,111	(1,769,104)	261,608
Retirement defined benefits credit—other than service costs	1,106	1,256	3,669	3,561
Interest expense, net—other than on deposit liabilities and other bank borrowings	(32,085)	(32,629)	(96,076)	(91,259)
Allowance for borrowed funds used during construction	1,331	1,372	4,061	3,798
Allowance for equity funds used during construction	3,300	4,000	10,276	11,073
Interest income	3,662	—	9,929	—
Income (loss) before income taxes	(149,234)	49,110	(1,837,245)	188,781
Income tax expense (benefit)	(45,303)	7,521	(480,898)	36,915
Net income (loss)	(103,931)	41,589	(1,356,347)	151,866
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income (loss) for common stock	$(104,402)	$41,118	$(1,357,764)	$150,449
Basic earnings (loss) per common share	$(0.91)	$0.37	$(12.16)	$1.37
Diluted earnings (loss) per common share	$(0.91)	$0.37	$(12.16)	$1.37
Weighted-average number of common shares outstanding:
Basic	114,358	109,728	111,636	109,606
Diluted	114,358	109,917	111,636	109,932
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2024	2023	2024	2023
Net income (loss) for common stock	$(104,402)	$41,118	$(1,357,764)	$150,449
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of taxes of $13,470, $(13,918), $7,878 and $(11,860), respectively	36,795	(38,016)	21,520	(32,395)
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of $1,231, $1,354, $3,565 and $4,050, respectively	3,366	3,699	9,740	11,065
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging losses arising during the period, net of taxes of $(291), $(185), $(24) and $(237), respectively	(838)	(535)	(69)	(684)
Reclassification adjustment to net income, net of taxes of $(18), $(17), $(52) and $(50), respectively	(52)	(47)	(151)	(143)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes of $(431), $(153), $(740) and $(397), respectively	(1,244)	(446)	(2,138)	(1,160)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $462, $163, $781 and $458, respectively	1,333	470	2,251	1,321
Other comprehensive income (loss), net of taxes	39,360	(34,875)	31,153	(21,996)
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$(65,042)	$6,243	$(1,326,611)	$128,453
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,159,635	$679,546
Restricted cash	13,645	15,028
Accounts receivable and unbilled revenues, net	526,717	575,176
Available-for-sale investment securities, at fair value	1,084,083	1,136,439
Held-to-maturity investment securities, at amortized cost	1,159,229	1,201,314
Stock in Federal Home Loan Bank, at cost	29,204	14,728
Loans held for investment, net	5,972,614	6,106,438
Loans held for sale, at lower of cost or fair value	2,704	15,168
Property, plant and equipment, net of accumulated depreciation of $3,457,283 and $3,317,759 at September 30, 2024 and December 31, 2023, respectively	6,296,088	6,150,126
Operating lease right-of-use assets	84,645	94,905
Regulatory assets	314,247	294,804
Other	1,088,417	877,959
Goodwill	—	82,190
Total assets	$17,731,228	$17,243,821
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$255,634	$247,462
Interest and dividends payable	50,076	51,206
Deposit liabilities	7,999,210	8,145,778
Other bank borrowings	520,000	750,000
Long-term debt, net—other than bank	2,836,539	2,842,429
Deferred income taxes	—	297,954
Operating lease liabilities	91,781	103,900
Finance lease liabilities	441,089	339,040
Regulatory liabilities	1,191,099	1,150,690
Defined benefit pension and other postretirement benefit plans liability	83,007	82,879
Wildfire tort-related claims	1,915,000	75,000
Other	736,459	778,349
Total liabilities	16,119,894	14,864,687
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 2, 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 172,465,608 shares and 110,151,798 shares at September 30, 2024 and December 31, 2023, respectively	2,266,282	1,707,471
Retained earnings (deficit)	(431,044)	926,720
Accumulated other comprehensive loss, net of tax benefits	(258,197)	(289,350)
Total shareholders’ equity	1,577,041	2,344,841
Total liabilities and shareholders’ equity	$17,731,228	$17,243,821
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained earnings	Accumulated other comprehensive
(in thousands)	Shares	Amount	(deficit)	income (loss)	Total
Balance, December 31, 2023	110,152	$1,707,471	$926,720	$(289,350)	$2,344,841
Net income for common stock	—	—	42,122	—	42,122
Other comprehensive loss, net of tax benefits	—	—	—	(9,801)	(9,801)
Share-based expenses and other, net	151	218	—	—	218
Balance, March 31, 2024	110,303	1,707,689	968,842	(299,151)	2,377,380
Net loss for common stock	—	—	(1,295,484)	—	(1,295,484)
Other comprehensive income, net of taxes	—	—	—	1,594	1,594
Share-based expenses and other, net	—	1,783	—	—	1,783
Balance, June 30, 2024	110,303	1,709,472	(326,642)	(297,557)	1,085,273
Net loss for common stock	—	—	(104,402)	—	(104,402)
Other comprehensive income, net of taxes	—	—	—	39,360	39,360
Common stock offering	62,163	575,000	—	—	575,000
Share-based expenses and other, net	—	(18,190)	—	—	(18,190)
Balance, September 30, 2024	172,466	$2,266,282	$(431,044)	$(258,197)	$1,577,041
Balance, December 31, 2022	109,471	$1,692,697	$845,830	$(336,028)	$2,202,499
Net income for common stock	—	—	54,721	—	54,721
Other comprehensive income, net of taxes	—	—	—	20,488	20,488
Share-based expenses and other, net	101	(307)	—	—	(307)
Common stock dividends (36¢ per share)	—	—	(39,446)	—	(39,446)
Balance, March 31, 2023	109,572	1,692,390	861,105	(315,540)	2,237,955
Net income for common stock	—	—	54,610	—	54,610
Other comprehensive loss, net of tax benefits	—	—	—	(7,609)	(7,609)
Share-based expenses and other, net	40	3,868	—	—	3,868
Common stock dividends (36¢ per share)	—	—	(39,447)	—	(39,447)
Balance, June 30, 2023	109,612	1,696,258	876,268	(323,149)	2,249,377
Net income for common stock	—	—	41,118	—	41,118
Other comprehensive loss, net of tax benefits	—	—	—	(34,875)	(34,875)
Dividend reinvestment and stock purchase plan	474	5,827	—	—	5,827
Share-based expenses and other, net	—	2,362	—	—	2,362
Common stock dividends (36¢ per share)	—	—	(39,455)	—	(39,455)
Balance, September 30, 2023	110,086	$1,704,447	$877,931	$(358,024)	$2,224,354
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$(1,356,347)	$151,866
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property, plant and equipment	204,887	200,722
Other amortization	37,123	32,744
Provision for credit losses	(3,821)	10,053
Loans originated, held for sale	(83,552)	(37,288)
Proceeds from sale of loans, held for sale	85,389	36,086
Gain on sale of loans, net	(1,151)	(701)
Deferred income tax benefit	(513,917)	(5,594)
Share-based compensation expense	3,161	8,281
Allowance for equity funds used during construction	(10,276)	(11,073)
Goodwill impairment	82,190	—
Asset impairment	39,642	—
Other	(7,660)	(5,315)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	48,772	41,494
Decrease in fuel oil stock	38,152	38,587
Decrease (increase) in materials and supplies	440	(20,006)
Decrease (increase) in regulatory assets	(13,263)	13,908
Increase in regulatory liabilities	33,461	32,454
Increase in accounts, interest and dividends payable	46,289	70,850
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(35,021)	(24,860)
Decrease in defined benefit pension and other postretirement benefit plans liability	(6,694)	(6,722)
Increase in wildfire tort-related claims	1,840,000	75,000
Change in other assets and liabilities	(76,893)	(125,348)
Net cash provided by operating activities	350,911	475,138
Cash flows from investing activities
Principal repayments on available-for-sale investment securities	79,742	117,042
Proceeds from repayments or maturities of held-to-maturity investment securities	53,032	52,823
Purchase of stock from Federal Home Loan Bank	(36,121)	(76,040)
Redemption of stock from Federal Home Loan Bank	21,645	84,600
Net decrease (increase) in loans held for investment	110,788	(283,126)
Proceeds from sale of commercial loans	40,186	94,665
Purchase of loans held for investment	—	(26,195)
Capital expenditures	(258,645)	(342,364)
Contributions to low income housing investments	(33,545)	(418)
Other	(1,142)	9,375
Net cash used in investing activities	(24,060)	(369,638)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended September 30
(in thousands)	2024	2023
Cash flows from financing activities
Net decrease in deposit liabilities	(146,568)	(43,655)
Net decrease in short-term borrowings with original maturities of three months or less	—	(137,650)
Net decrease in other bank borrowings with original maturities of three months or less	—	(596,810)
Proceeds from issuance of short-term debt	—	65,000
Repayment of short-term debt	—	(100,000)
Proceeds from issuance of other bank borrowings	320,000	1,000,000
Repayment of other bank borrowings	(550,000)	(250,000)
Proceeds from issuance of long-term debt	5,204	625,000
Repayment of long-term debt	(12,865)	(64,317)
Withheld shares for employee taxes on vested share-based compensation	(1,074)	(2,356)
Net proceeds from issuance of common stock	556,724	437
Common stock dividends	—	(112,957)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(18,149)	(9,409)
Net cash provided by financing activities	151,855	371,866
Net increase in cash, cash equivalents and restricted cash	478,706	477,366
Cash, cash equivalents and restricted cash, beginning of period	694,574	204,927
Cash, cash equivalents and restricted cash, end of period	1,173,280	682,293
Less: Restricted cash	(13,645)	(15,164)
Cash and cash equivalents, end of period	$1,159,635	$667,129
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2024	2023	2024	2023
Revenues	$829,617	$794,987	$2,410,526	$2,419,539
Expenses
Fuel oil	279,038	267,438	821,986	881,692
Purchased power	189,165	177,795	530,310	498,990
Other operation and maintenance	162,197	142,508	453,648	407,184
Wildfire tort-related claims (Note 2)	163,000	—	1,875,000	—
Depreciation	62,812	61,165	188,436	182,781
Taxes, other than income taxes	77,969	74,723	226,795	228,034
Total expenses	934,181	723,629	4,096,175	2,198,681
Operating income (loss)	(104,564)	71,358	(1,685,649)	220,858
Allowance for equity funds used during construction	3,300	4,000	10,276	11,073
Retirement defined benefits credit—other than service costs	959	1,132	3,103	3,227
Interest expense and other charges, net	(20,223)	(22,447)	(61,625)	(63,565)
Allowance for borrowed funds used during construction	1,331	1,372	4,061	3,798
Interest income	1,671	—	4,555	—
Income (loss) before income taxes	(117,526)	55,415	(1,725,279)	175,391
Income tax expense (benefit)	(35,439)	11,456	(454,017)	38,126
Net income (loss)	(82,087)	43,959	(1,271,262)	137,265
Preferred stock dividends of subsidiaries	228	228	686	686
Net income (loss) attributable to Hawaiian Electric	(82,315)	43,731	(1,271,948)	136,579
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income (loss) for common stock	$(82,585)	$43,461	$(1,272,758)	$135,769
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2024	2023	2024	2023
Net income (loss) for common stock	$(82,585)	$43,461	$(1,272,758)	$135,769
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes of $(462), $(190), $(813) and $(516), respectively	(1,331)	(547)	(2,344)	(1,487)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $462, $163, $781 and $458, respectively	1,333	470	2,251	1,321
Other comprehensive income (loss), net of taxes	2	(77)	(93)	(166)
Comprehensive income (loss) attributable to Hawaiian Electric Company, Inc.	$(82,583)	$43,384	$(1,272,851)	$135,603
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2024	December 31, 2023
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,019	$52,098
Plant and equipment	8,413,151	8,232,810
Right-of-use assets - finance lease	449,572	342,174
Less accumulated depreciation	(3,323,190)	(3,197,514)
Construction in progress	346,673	320,223
Utility property, plant and equipment, net	5,938,225	5,749,791
Nonutility property, plant and equipment, less accumulated depreciation of $42 and $40 as of September 30, 2024 and December 31, 2023, respectively	6,939	6,942
Total property, plant and equipment, net	5,945,164	5,756,733
Current assets
Cash and cash equivalents	147,624	106,077
Restricted cash	2,000	2,000
Customer accounts receivable, net	207,953	244,309
Accrued unbilled revenues, net	199,657	185,644
Other accounts receivable, net	85,488	111,519
Fuel oil stock, at average cost	109,043	148,237
Materials and supplies, at average cost	114,054	114,433
Prepayments and other	94,823	58,491
Regulatory assets	59,836	68,453
Total current assets	1,020,478	1,039,163
Other long-term assets
Operating lease right-of-use assets	61,007	71,877
Regulatory assets	254,411	226,351
Other	282,144	189,430
Total other long-term assets	597,562	487,658
Total assets	$7,563,204	$7,283,554
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	September 30, 2024	December 31, 2023
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at September 30, 2024 and December 31, 2023)	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	177,500	1,476,258
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,756	2,849
Common stock equity	1,110,259	2,409,110
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,888,003	1,934,277
Total capitalization	3,032,555	4,377,680
Commitments and contingencies (Notes 2 and 4)
Current liabilities
Current portion of operating lease liabilities	15,411	16,617
Current portion of long-term debt, net	46,977	—
Accounts payable	202,427	191,040
Interest and preferred dividends payable	29,817	22,882
Taxes accrued, including revenue taxes	261,653	291,942
Regulatory liabilities	25,684	36,559
Wildfire tort-related claims (Note 2)	478,750	75,000
Other	113,695	96,436
Total current liabilities	1,174,414	730,476
Deferred credits and other liabilities
Operating lease liabilities	51,096	62,098
Finance lease liabilities	430,923	330,978
Deferred income taxes	—	399,001
Regulatory liabilities	1,165,415	1,114,131
Unamortized tax credits	78,206	84,312
Defined benefit pension liability	60,881	60,671
Wildfire tort-related claims (Note 2)	1,436,250	—
Other	133,464	124,207
Total deferred credits and other liabilities	3,356,235	2,175,398
Total capitalization and liabilities	$7,563,204	$7,283,554

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income	Total
Balance, December 31, 2023	17,854	$119,048	$810,955	$1,476,258	$2,849	$2,409,110
Net income for common stock	—	—	—	39,221	—	39,221
Other comprehensive loss, net of taxes	—	—	—	—	(49)	(49)
Common stock dividends	—	—	—	(13,000)	—	(13,000)
Balance, March 31, 2024	17,854	119,048	810,955	1,502,479	2,800	2,435,282
Net loss for common stock	—	—	—	(1,229,394)	—	(1,229,394)
Other comprehensive loss, net of taxes	—	—	—	—	(46)	(46)
Common stock dividends	—	—	—	(13,000)	—	(13,000)
Balance, June 30, 2024	17,854	119,048	810,955	260,085	2,754	1,192,842
Net loss for common stock	—	—	—	(82,585)	—	(82,585)
Other comprehensive income, net of taxes	—	—	—	—	2	2
Balance, September 30, 2024	17,854	$119,048	$810,955	$177,500	$2,756	$1,110,259
Balance, December 31, 2022	17,854	$119,048	$810,955	$1,411,306	$2,861	$2,344,170
Net income for common stock	—	—	—	47,009	—	47,009
Other comprehensive loss, net of taxes	—	—	—	—	(45)	(45)
Common stock dividends	—	—	—	(32,250)	—	(32,250)
Balance, March 31, 2023	17,854	119,048	810,955	1,426,065	2,816	2,358,884
Net income for common stock	—	—	—	45,299	—	45,299
Other comprehensive loss, net of taxes	—	—	—	—	(44)	(44)
Common stock dividends	—	—	—	(32,250)	—	(32,250)
Balance, June 30, 2023	17,854	119,048	810,955	1,439,114	2,772	2,371,889
Net income for common stock	—	—	—	43,461	—	43,461
Other comprehensive loss, net of taxes	—	—	—	—	(77)	(77)
Common stock dividends	—	—	—	(32,250)	—	(32,250)
Balance, September 30, 2023	17,854	$119,048	$810,955	$1,450,325	$2,695	$2,383,023
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$(1,271,262)	$137,265
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property, plant and equipment	188,436	182,781
Other amortization	22,818	19,639
Deferred income tax benefit	(488,956)	(8,807)
State refundable credit	(8,822)	(8,625)
Bad debt expense	4,006	3,937
Allowance for equity funds used during construction	(10,276)	(11,073)
Other	(2,954)	549
Changes in assets and liabilities
Decrease (increase) in accounts receivable	61,392	(34,813)
Decrease (increase) in accrued unbilled revenues	(12,652)	3,759
Decrease in fuel oil stock	39,193	38,762
Decrease (increase) in materials and supplies	379	(19,958)
Decrease (increase) in regulatory assets	(13,263)	13,908
Increase in regulatory liabilities	33,461	32,454
Increase in accounts payable	49,768	26,967
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(40,755)	(18,754)
Decrease in defined benefit pension and other postretirement benefit plans liability	(5,678)	(6,202)
Increase in wildfire tort-related claims	1,840,000	75,000
Change in other assets and liabilities	(62,187)	(20,678)
Net cash provided by operating activities	322,648	406,111
Cash flows from investing activities
Capital expenditures	(244,300)	(334,497)
Other	2,697	5,216
Net cash used in investing activities	(241,603)	(329,281)
Cash flows from financing activities
Common stock dividends	(26,000)	(96,750)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Proceeds from issuance of long-term debt	—	350,000
Net decrease in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	—	(87,967)
Payments of obligations under finance leases	(5,876)	(2,162)
Other	(6,126)	(843)
Net cash provided by (used in) financing activities	(39,498)	160,782
Net increase in cash, cash equivalents and restricted cash	41,547	237,612
Cash, cash equivalents and restricted cash, beginning of period	108,077	39,242
Cash, cash equivalents and restricted cash, end of period	149,624	276,854
Less: Restricted cash	(2,000)	(2,000)
Cash and cash equivalents, end of period	$147,624	$274,854
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2024 and December 31, 2023, the results of their operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
For the three and nine months ended September 30, 2024, the Company incurred net losses of approximately $104 million and $1.36 billion, respectively. For the three and nine months ended September 30, 2024, the Utilities incurred net losses of approximately $83 million and $1.27 billion, respectively. The net losses for the nine months ended September 30, 2024 were primarily due to the accruals of estimated wildfire liabilities in the second and third quarters of 2024, totaling approximately $1.92 billion related to the Maui windstorm and wildfire tort-related legal claims (see Note 2).
When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern within one year after the date that the financial statements are issued. In making its evaluation, the Company considers, among other things, risks and/or uncertainties related to its results of operations, contractual obligations, including near-term debt maturities, dividend requirements, debt covenant compliance, or other factors impacting the Company’s liquidity and capital resources.
The Company previously concluded that as of June 30, 2024, conditions existed that raised substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern, and that while HEI and the Utilities were working with their financial advisors on a financing plan to raise the capital necessary to mitigate those conditions, there was no assurance that management’s plans would be successful. As a result, HEI and the Utilities disclosed in the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2024 there was substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern.
As a discussed in Note 2, in the third quarter of 2024, after working with its financial advisors on various financing plans, the Company determined it would pay the proposed settlement in four equal annual installments. The Utilities revised their total settlement accrual to $1.92 billion, classifying the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a non-current liability on the Utilities’ Condensed Consolidated Balance Sheet as of September 30, 2024. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock in a registered offering, raising net proceeds of approximately $557.7 million. In addition, HEI filed with the SEC an at-the-market (ATM) offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program.
Management believes that HEI’s and the Utilities’ current cash balances, excluding ASB, as of September 30, 2024, amounting to $677.7 million and $147.6 million, respectively, the available capacity on Hawaiian Electric’s ABL facility (see Note 6), the additional liquidity from HEI’s recently registered ATM program, and expenditure reduction efforts, provide sufficient liquidity to alleviate the conditions that caused the substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern. As discussed in Note 2, HEI has agreed to transfer the amount of the first payment, $479 million, into a new subsidiary, which is restricted from disbursing such funds except in connection with the initial payments to the settlement funds. HEI expects to make this initial payment in late 2025 and HEI and the Utilities have sufficient resources to fund their operations and satisfy their other obligations for the next 12 months following the issuances of their financial statements. The plans that have been implemented have mitigated the conditions that previously caused the substantial doubt about HEI and the Utilities’ ability to continue as a going concern as of the date of filing their 2024 second quarter financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
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
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. These amendments apply on a prospective basis with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements and does not expect the adoption to have a material impact on its consolidated financial statements.
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
Reclassifications. Within the condensed consolidated balance sheet for the prior period, wildfire tort-related claims amounts were reclassified from “Other liabilities” and “Other current liabilities” for the Company and the Utilities, respectively, to conform to the current year financial statement presentation. Also, consolidated statements of cash flows of prior year wildfire tort-related claims amounts were reclassified from “Change in other assets and liabilities” to “Increase in wildfire tort-related claims” for the Company and the Utilities, to conform to the current year financial statement presentation. Reclassifications did not affect previously reported net income, retained earnings or net cash provided by operating activities.
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
On December 27, 2023, the Public Utilities Commission of the State of Hawaii (PUC) issued an order authorizing deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the Maui windstorm and wildfires. The deferred accounting treatment applies to certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of the base rates. The approval pertains only to deferred cost treatment; any cost recovery of deferred costs will be the subject of a separate application(s). As of September 30, 2024, the Utilities have deferred $38.8 million of certain incremental costs related to the Maui windstorm and wildfires to a regulatory asset.
The Utilities are actively seeking recovery of damage to covered electrical infrastructure under their property insurance programs. The Utilities have submitted claims, received and recorded the insurance recoveries of $0.7 million in October 2024; however, the timing and amount of any future insurance recoveries remain indeterminable at this time and as such, an insurance

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
receivable has not been recorded as of the date of this filing. The Company’s property insurance has a total policy limit of $500 million with a $1 million retention for damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The Utilities believe capital expenditures related to restoration that are not covered by insurance will be managed under their current regulatory mechanisms, the recovery of which would be subject to PUC approval.
ASB’s Lahaina branch, including most of its contents and automated teller machine, was destroyed in the fire. The Bank leased the property of its Lahaina location.
Third-party claims and other proceedings.
Tort-related legal claims. As of November 4, 2024, HEI and the Utilities have each been named in approximately 750 lawsuits related to the Maui windstorm and wildfires. These civil and class action lawsuits are pending in the Maui Circuit Court against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively, tort-related legal claims). One class action is also pending in federal court. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, one lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. Defendants have asserted cross-claims against one another for indemnification, contribution, and subrogation.
The County of Maui Origin and Cause Report, released on October 2, 2024, attaching the investigative report by the Bureau of Alcohol, Tobacco, Firearms and Explosives, estimated the total economic damage of approximately $6 billion. That estimate has not been validated by the Company, and it represents a gross number that does not take into account causation or liability and does not attempt to allocate responsibility among the various defendants. As such, the estimate is not intended to provide a reasonably possible loss in excess of the recorded amount under ASC Topic 450-20, “Loss Contingencies” attributable to the Company arising from the Maui windstorm and wildfires.
On November 8, 2023, Hawaii Governor Josh Green announced the One ‘Ohana Initiative (the One ‘Ohana Initiative) as a collective path forward to recovery from the Maui windstorm and wildfires. The One ‘Ohana Initiative is a new humanitarian aid fund of $175 million, with the objective to compensate, in an expedited manner, those who have lost loved ones and those who have suffered severe injuries in the Maui windstorm and wildfires. The One ‘Ohana Initiative provides an alternative to a lengthy and expensive legal process. Beneficiaries who have lost loved ones are anticipated to receive payments of $1.5 million per decedent, and those who suffered severe injuries are expected to share in a specially allocated pool of compensation. In exchange for receiving such a payment, beneficiaries will be required to waive their ability to pursue legal claims for wrongful death and severe injuries, except if they seek compensation through the litigation settlement. Hawaiian Electric fully supports this humanitarian initiative and has contributed $75 million. The Governor announced that other parties, including the State of Hawaii, the County of Maui, and Kamehameha Schools have all agreed to contribute to the fund. Hawaiian Electric’s contribution to the Initiative was less than half of the total, and Hawaiian Electric's insurance carriers funded its share of the contributions to the fund. Hawaiian Electric’s contribution is reflective of its commitment to join with community partners to provide solutions to promote Maui’s recovery. Hawaiian Electric’s commitment to contribute to the One ‘Ohana Initiative is not an admission of guilt or reflection of fault or liability related to the wildfires. Under the One ‘Ohana Initiative, all claimants (except families of missing persons) were required to submit a completed registration form and registrants who meet the Fund’s eligibility requirements then were required to complete and submit a claim form. As of the claim-submission deadline of July 15, 2024, 35 claim forms were received that relate to death claims and 12 claim forms were received that relate to physical injury claims. The One ‘Ohana Initiative will retain its separate existence and claimants eligible will be required to apply to the One ‘Ohana Initiative before obtaining benefits from the litigation settlement.
Effective November 1, 2024, HEI and Hawaiian Electric entered into two definitive settlement agreements (collectively, the Settlement Agreements) to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires (expressly excluding securities and derivative actions) on a global basis without any admission of liability. Under the Settlement Agreements, subject to certain conditions (including those described below), HEI and Hawaiian Electric, along with other defendants (the State of Hawaii, the County of Maui, Kamehameha Schools, entities affiliated with the West Maui Land Co., Hawaiian Telcom, and Spectrum/Charter Communications) have agreed to settle the claims of those who filed lawsuits in state and federal courts, or who may have claims but have not yet filed lawsuits, in connection with the Maui windstorm and wildfires. One Settlement Agreement is between the defendants, class counsel, and class plaintiffs (the Class Settlement

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Agreement), and the other is between the defendants and over 30 lawyers representing numerous individual plaintiffs who have brought their own lawsuits (the Individual Settlement Agreement). The Settlement Agreements do not resolve claims with insurers who have asserted or could assert subrogation claims in separate lawsuits and such insurers are not parties to the Settlement Agreements, but resolving such claims in the manner set forth in the Settlement Agreements (described below) is a condition that must be satisfied before any payment is due from the defendants. Both Settlement Agreements remain subject to court approval and other conditions, including those set out below.
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes $75 million previously contributed for the One ‘Ohana Initiative, which is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. HEI and Hawaiian Electric must pay such amounts in four equal annual installments of $479 million, with the first installment expected to be made in late 2025. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. HEI has agreed to transfer the amount of the first payment, $479 million, into a new subsidiary, which is restricted from disbursing such funds except in connection with the initial payments to the settlement funds. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which, $3.5 million was accrued as of September 30, 2024 based on the best estimate at this time.
The Settlement Agreements are intended to resolve all of the tort-related legal claims related to the Maui windstorm and wildfires. The Class Settlement Agreement provides releases by plaintiffs to the defendants, and among defendants, for acts and omissions relating to the Maui windstorm and wildfires. The Individual Settlement Agreement provides that individual plaintiffs who elect to accept the settlement will sign releases. The releases in the Settlement Agreements, including those among defendants (subject to certain conditions), are effective on the initial payment due date. The Settlement Agreements also provide that $500 million of the total settlement payments will be reserved and made available to defendants to defray the cost to resolve any claims brought by nonparticipating plaintiffs. Defendants have the right to terminate the Settlement Agreements under certain circumstances, including if more than specified thresholds of plaintiffs choose not to participate in the settlement.
The Settlement Agreements contain multiple conditions that must be met before any payment from HEI and Hawaiian Electric to the settlement funds are due. Those conditions include, among others, resolving claims of the insurers (either through agreement or a final court order stating that the insurers cannot maintain independent lawsuits against the defendants), legislation appropriating money from the state, and court approval of the Settlement Agreements.
The Settlement Agreements do not resolve claims with insurers who have asserted subrogation claims in separate lawsuits, and such insurers are not parties to the Settlement Agreements. However, the Settlement Agreements provide that all subrogation claims by insurers that have been or could be brought against defendants arising out of the Maui windstorm and wildfires must be resolved in order for HEI and Hawaiian Electric’s payment obligation to arise. The Settlement Agreements include a condition to the defendants’ obligations providing that by May 19, 2025, either (a) insurers that have brought claims arising out of the Maui windstorm and wildfires enter into a written agreement that provides for releases of all claims against the defendants, or (b) that there is a final and unappealable court order providing that if the final definitive agreement between the plaintiffs and the defendants becomes effective, then those same insurers’ exclusive remedy for any claims against the defendants would be limited to asserting liens against the settlement amounts obtained by the individual plaintiffs. The Supreme Court of Hawaii is currently considering three reserved questions regarding the scope of Hawaii subrogation law that may resolve the condition described in this paragraph in the manner described in (b) above. The parties’ briefing on these questions is expected to conclude in December 2024. No date for oral argument has been set.
In the third quarter of 2024, HEI and Hawaiian Electric evaluated various financing plans to pay the proposed settlement in a lump sum and determined that paying in four equal annual installments is the most viable option as of September 30, 2024 and aligns with the Companies’ expectations of how the settlement amount will be paid. Therefore, the Utilities revised their total settlement accrual to $1.92 billion, classifying the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a non-current liability on the Utilities’ Condensed Consolidated Balance Sheet as of September 30, 2024. The Settlement Agreements contain no admission of any liability by HEI or the Utilities and reflects the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities have recorded an additional $40 million in other accounts receivable, net on the Utilities’ Condensed Consolidated Balance Sheet as of September 30, 2024, based on the amounts expected to be remaining under the applicate insurance policies at time of settlement payment.
As part of the agreement in principle preceding the Settlement Agreements, the parties agreed to vacate all trial dates and stay the litigation, except for (i) litigation activities between the plaintiffs (individual and class) and the subrogation insurers and (ii) actions taken to further settlement. On August 2, 2024, the Maui Circuit Court overseeing the Special Proceeding, in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
which most of the actions have been coordinated, vacated the trial dates that previously had been set. Accordingly, no trial dates are currently set in any action. No stay of litigation has been agreed to in the subrogation actions, but no trial dates have been set in those actions. On October 21, 2024, the three subrogation actions that had been pending in the Oahu Circuit Court were transferred to the Maui Circuit Court.
The Company intends to vigorously defend itself in the litigation if a definitive settlement is ultimately not achieved. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlements, judgments, or costs associated with the litigation. If additional liabilities were to be incurred, the loss could be material to the Company’s results of operations, financial position and cash flows and could result in violations of the financial covenants in the Company’s debt agreements. If any such losses were to be sufficiently high, the Company may not have liquidity or the ability to access liquidity at levels necessary to satisfy such losses. However, any possible loss in excess of the amount recorded cannot reasonably be estimated at this time.
Securities class action and shareholder lawsuits. On August 24, 2023, a putative securities class action captioned Bhangal v. Hawaiian Electric Industries, Inc., et al., No.: 3:23-cv-04332-JSC (the Securities Action) was filed in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 promulgated thereunder against HEI and certain of its current and former officers (collectively, Defendants), and Section 20(a) of the Exchange Act against certain of HEI’s current and former officers. Plaintiff broadly alleges that Defendants made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiff seeks unspecified monetary damages. On December 7, 2023, the court appointed Daniel Warren as lead plaintiff and Pomerantz LLP as lead plaintiff’s counsel. On March 8, 2024, the lead plaintiff filed an amended complaint. On October 15, 2024, the court granted defendants’ motion to dismiss the amended complaint, with leave to amend. The court set November 12, 2024 as the deadline for the lead plaintiff to file an amended complaint. The Company anticipates filing a motion to dismiss any further amended complaint and intends to vigorously defend against this action. The parties have agreed to mediate this case and are in the process of engaging a private mediator and scheduling a mediation session. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company does not believe that a loss is probable and any possible loss or range of loss is not reasonably estimable.
On September 11, 2023, a putative shareholder derivative action captioned Rice v. Connors, et al., No. 1CCV-23-0001181 was filed in the Circuit Court of the First Circuit, State of Hawaii. On December 6, 2023, the case was removed to the United States District Court for the District of Hawaii and captioned Rice v. Connors, et al., No. 1:23-cv-00577-JAO-BMK. On March 14, 2024, the United States District Court remanded the case to the Circuit Court of the First Circuit, State of Hawaii. This action is purportedly brought by a shareholder on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiff asserts Hawaii state law breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, and aiding and abetting breach of fiduciary duty claims allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain of the Company’s prior public disclosures. Plaintiff seeks, on behalf of HEI and Hawaiian Electric, compensatory and punitive damages, restitution, disgorgement, and equitable relief in the form of changes to corporate governance, policies and culture. HEI has moved to stay the proceeding pending resolution of the tort-related legal claims and the Securities Action. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The parties have agreed to mediate this case and are in the process of engaging a private mediator and scheduling a mediation session. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Three putative shareholder derivative actions were filed in the United States District Court for the Northern District of California between December 26, 2023 and February 8, 2024, including:
Kallaus v. Johns, et al., No. 3:23-cv-06627 (the Kallaus Action), Cole v. Johns, et al., No. 3:24-cv-00598 (the Cole Action), and Tai v. Seu, et al., No. 3:24-cv-01198 (the Tai Action). On March 19, 2024, upon stipulation by the parties, the court consolidated the Kallaus Action, the Cole Action, and the Tai Action under the caption In Re Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Derivative Litigation, No. 3:23-cv-06627 (the Consolidated Derivative Actions). On June 19, 2024, Plaintiffs filed a consolidated amended complaint. The Consolidated Derivative Actions are purportedly brought by shareholders of HEI on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs purport to assert both Hawaii state law and federal securities law claims. Plaintiffs assert state law breach of fiduciary duty, corporate waste, unjust enrichment, gross mismanagement, and abuse of control claims purportedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiffs also assert claims under Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and generally allege that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. Plaintiffs seek, on behalf of HEI and Hawaiian Electric, unspecified monetary and punitive damages, disgorgement, and other

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
relief. HEI moved to stay the Consolidated Derivative Actions pending resolution of the tort-related legal claims and the Securities Action, and also moved to dismiss the consolidated amended complaint for failing to adequately allege that the Board’s refusal of the plaintiffs’ demands was wrongful. While the Company has certain obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the Consolidated Derivative Actions should accrue to the Company. The parties have agreed to mediate this case and are in the process of engaging a private mediator and scheduling a mediation session. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Two putative shareholder derivative actions were filed in the United States District Court for the District of Hawaii between April 8, 2024 and June 8, 2024, including:
Assad v. Seu, et al., No. 1:24-cv-00164 (the Assad Action), and Faris v. Seu, et al., No. 1:24-cv-00247 (the Faris Action). On July 3, 2024, upon stipulation by the parties, the court consolidated the Assad Action and Faris Action under the caption In Re Hawaiian Electric Industries, Inc., Stockholder Derivative Litigation, No. 1:24-cv-00164 (the Hawaii Federal Derivative Actions). Both actions are purportedly brought by shareholders on behalf of nominal defendant HEI and against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs purport to assert Hawaii state law claims for breach of fiduciary duty, corporate waste, and unjust enrichment allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiffs generally allege that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. Plaintiffs seek, on behalf of HEI, compensatory damages, restitution, disgorgement, injunctive relief, and equitable relief, including in the form of changes to HEI’s corporate governance policies and procedures. On July 30, 2024, upon HEI’s motion, the court stayed the Hawaii Federal Derivative Actions pending resolution of the motion to dismiss the Securities Action and the motions to stay and dismiss the Consolidated Derivative Actions. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The parties have agreed to mediate this case and are in the process of engaging a private mediator and scheduling a mediation session. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance and $25 million of miscellaneous professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $1.0 million, respectively, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of September 30, 2024, the Company’s and Utilities’ insurance receivable totaled $74 million and $69 million, respectively, under the policies. As of September 30, 2024, HEI and its subsidiaries have approximately $16 million, nil and $130 million of insurance coverage remaining under the excess liability, miscellaneous professional liability and directors and officers liability policies, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
See table below for the incremental expenses related to the Maui windstorm and wildfires.

	Three months ended September 30, 2024		Nine months ended September 30, 2024
(in thousands)	Electric utility	HEI Consolidated	Electric utility	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$11,821	$17,963	$40,169	$57,990
Wildfire tort-related claims	203,000	203,000	1,915,000	1,915,000
Other expense	13,429	15,433	36,523	41,819
Total Maui windstorm and wildfires related expenses	228,250	236,396	1,991,692	2,014,809
Insurance recoveries	(49,625)	(52,158)	(75,973)	(83,610)
Deferral treatment approved by the PUC[1]	(8,589)	(8,589)	(24,143)	(24,143)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$170,036	$175,649	$1,891,576	$1,907,056

	Three and nine months ended September 30, 2023		Year ended December 31, 2023
(in thousands)	Electric utility	HEI Consolidated	Electric utility	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$6,251	$10,751	$24,737	$34,876
Wildfire tort-related claims	75,000	75,000	75,000	75,000
Other expense	7,691	16,831	15,071	28,507
Total Maui windstorm and wildfires related expenses	88,942	102,582	114,808	138,383
Insurance recoveries	(75,000)	(75,000)	(98,613)	(104,580)
Deferral treatment approved by the PUC[1]	—	—	(14,692)	(14,692)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$13,942	$27,582	$1,503	$19,111
1    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires. Amounts were reclassified to a regulatory asset.
On May 4, 2024, HEI and the Utilities reached an agreement to settle indemnification claims asserted by the State of Hawaii without any admission of fault or responsibility. Under the terms of the agreement, HEI and the Utilities agreed to contribute up to $18.4 million through the end of 2024 related to the costs of the professional advisors engaged by the State of Hawaii to advise on a variety of matters related to the Maui windstorm and wildfires. Under certain circumstances, HEI and the Utilities have the unilateral right to terminate the agreement and stop paying the costs for future periods. As of September 30, 2024, a total of $14.5 million of such costs were accrued and reflected in Maui windstorm and wildfires related expenses-Other expense in the table above. HEI and the Utilities are seeking insurance recoveries for such costs; however, the timing and amount of any insurance recoveries are not determinable at this time.
In addition, the Utilities incurred $1.2 million and $8.9 million of total capital costs related to the Maui windstorm and wildfires for the three and nine months ended September 30, 2024, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2024
Revenues	$829,617	$105,144	$3,622	$938,383
Income (loss) before income taxes	$(117,526)	$23,429	$(55,137)	$(149,234)
Income taxes (benefit)	(35,439)	4,651	(14,515)	(45,303)
Net income (loss)	(82,087)	18,778	(40,622)	(103,931)
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$(82,585)	$18,778	$(40,595)	$(104,402)
Nine months ended September 30, 2024
Revenues	$2,410,526	$312,231	$10,144	$2,732,901
Income (loss) before income taxes	$(1,725,279)	$(7,864)	$(104,102)	$(1,837,245)
Income taxes (benefit)	(454,017)	(1,789)	(25,092)	(480,898)
Net income (loss)	(1,271,262)	(6,075)	(79,010)	(1,356,347)
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$(1,272,758)	$(6,075)	$(78,931)	$(1,357,764)
Total assets (at September 30, 2024)	$7,563,204	$9,267,846	$900,178	$17,731,228
Three months ended September 30, 2023
Revenues	$794,987	$100,974	$5,912	$901,873
Income (loss) before income taxes	$55,415	$12,749	$(19,054)	$49,110
Income taxes (benefit)	11,456	1,384	(5,319)	7,521
Net income (loss)	43,959	11,365	(13,735)	41,589
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$43,461	$11,365	$(13,708)	$41,118
Nine months ended September 30, 2023
Revenues	$2,419,539	$291,716	$14,540	$2,725,795
Income (loss) before income taxes	$175,391	$61,511	$(48,121)	$188,781
Income taxes (benefit)	38,126	11,380	(12,591)	36,915
Net income (loss)	137,265	50,131	(35,530)	151,866
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$135,769	$50,131	$(35,451)	$150,449
Total assets (at December 31, 2023)	$7,283,554	$9,673,192	$287,075	$17,243,821

Intercompany electricity sales of the Utilities to ASB and “other” segments are not eliminated because those segments would need to purchase electricity from another source if it were not provided by the Utilities and the profit on such sales is nominal.
Sales from Hamakua Energy, LLC (Hamakua Energy) to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.
Impairment of long-lived assets. HEI and Pacific Current have been undertaking a comprehensive review of strategic options for certain assets of Pacific Current. During the course of this process, HEI and Pacific Current had determined it is more-likely-than-not that the long-lived assets of Pacific Current will be sold significantly before the end of their previously estimated useful life and that the fair value of certain long-lived assets of Pacific Current, currently classified as held-and-used, are less than its carrying value. After performing a recoverability test of these assets as of September 30, 2024, Pacific Current determined a portion of these long-lived assets of Pacific Current were not recoverable and therefore impaired. As a result of our September 30, 2024 impairment test, HEI and Pacific Current recorded a pretax asset impairment charge of $35.2 million for the three and nine months ended September 30, 2024. The impairment charge is recorded in “Other Expenses” in the Company’s Condensed Consolidated Statements of Income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
In connection with the impairment analysis, as of September 30, 2024, HEI forgave its intercompany loan receivable from Mahipapa, including accrued interest, amounting to $9.6 million. Concurrently, Mahipapa classified its intercompany loan payable to HEI, including accrued interest, of an equivalent amount as an equity contribution. These transactions were accounted for as equity transactions and offset in the Company’s Condensed Consolidated Balance Sheets.
The impairment charge and intercompany loan transactions were non-cash in nature and did not affect the Company’s current liquidity, cash flows or compliance with debt covenants under the Company’s existing credit agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 4 · Electric utility segment
Consolidated variable interest entities. The HE AR INTER LLC and its direct subsidiary, HE AR BRWR LLC, (collectively, the SPEs) are bankruptcy remote, direct and indirect wholly owned subsidiaries of the Utilities. Pursuant to the Asset-backed lending facility (ABL facility) credit agreement, the Utilities sells certain accounts receivable to the SPEs as collateral, which in turn, obtain financing from financial institutions. As of September 30, 2024, the ABL facility remains undrawn and the SPEs have $325.1 million of net accounts receivable, included in customer accounts receivable, net, and accrued unbilled revenue, net, on the Utilities’ Condensed Consolidated Balance Sheet and accounts receivable and unbilled revenues, net, on the Company’s Condensed Consolidated Balance Sheet.
The SPEs are considered VIEs due to insufficient equity investment at risk. The most significant activities that impact the economic performance of the SPEs are cash and financing management. The Utilities are considered the primary beneficiary as the Utilities direct the activities related to cash and financing management and therefore, are required to consolidate the SPEs. Although the SPEs are direct and indirect wholly owned consolidated subsidiaries of the Utilities, the SPEs are legally separate from the Utilities. The assets of the SPEs (which are primarily accounts receivables) are not available to creditors of the Utilities.
Unconsolidated variable interest entities.
Power purchase agreements.  As of September 30, 2024, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
August 2023 Maui windstorm and wildfires. See Note 2.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in the termination of the original PPA. Following the termination, Hu Honua filed a lawsuit in the U.S. District Court for the District of Hawaii. The parties reached a settlement that was conditioned on the PUC’s timely, non-appealable final approval of an amended and restated PPA dated May 9, 2017. On May 23, 2022, following a contested case hearing, the PUC issued a decision and order denying the amended and restated PPA, based on, among other things, findings that: (1) the project will result in significant greenhouse gas (GHG) emissions, (2) Hu Honua’s proposed carbon commitment to sequester more GHG emissions than produced by the project are speculative and unsupported, (3) the amended and restated PPA is likely to result in high costs to customers through its relatively high cost of electricity and through potential displacement of other, lower cost, renewable resources, and (4) based on the foregoing, approving the amended and restated PPA is not prudent or in the public interest. On June 2, 2022, Hawaii Electric Light and Hu Honua filed their separate motions for reconsideration, which were denied by the PUC on June 24, 2022. On June 29, 2022, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s May 23, 2022 decision and order denying the amended and restated PPA. On March 13, 2023, the Hawaii Supreme Court affirmed the PUC’s decision denying the amended and restated PPA between Hu Honua and Hawaii Electric Light and entered its judgment on appeal on April 12, 2023. On June 7, 2023, Hu Honua filed a status report with the U.S. District Court for the District of Hawaii, stating, among other things, that because settlement of the underlying federal lawsuit was contingent on timely, non-appealable, final approval of the amended and restated PPA by the PUC, that the Hawaii Supreme Court’s opinion made fulfillment of the condition impossible, and therefore the settlement agreement between the Hawaiian Electric defendants (HEI, Hawaiian Electric, and Hawaii Electric Light) and Hu Honua is null and void and of no further effect. On November 16, 2023, Hu Honua filed its Motion for Leave to File Third Amended and Supplemental Complaint and for Permissive Joinder with the U.S. District Court for the District of Hawaii, asking the court to grant it leave to file a Third Amended and Supplemental Complaint, which would amend its claims and add three new proposed defendants. The hearing on this motion took place on February 14, 2024. The court issued a decision and order on the motion on April 2, 2024, which was consistent with Hawaii Electric Light's position, only allowing amendments that were agreed to and not allowing Hu Honua to add new claims or parties, effectively leaving Hu Honua with its previously-pled breach of contract and antitrust claims. Hu Honua filed its objection to the order on April 16, 2024 and the Hawaiian Electric defendants filed their response to the objection on April 30, 2024. A hearing on Hu Honua’s objection took place on July 30, 2024. On September 12, 2024, the court issued its decision affirming the April 2, 2024 order. Hu Honua filed its Third Amended and Supplemental Complaint on October 25, 2024.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.5 million as of September 30, 2024, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of September 30, 2024, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.5 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Kapolei pipeline. James Campbell Company (JCC) through its wholly owned subsidiary, Aina Nui Corporation discovered petroleum contamination in ground water during construction of a project in Kapolei in late 2022 and allegedly incurred approximately $1.4 million in remediation costs. JCC made a joint demand for these costs in June 2023 and a supplemental demand in April of 2024 to two companies, including Hawaiian Electric, that have pipelines in the area of the contamination. On September 11, 2024, a settlement was reached in an amount not considered to be material.
Endangered Species Act (ESA). The Utilities received a 60-day Notice under the federal Endangered Species Act, from Earthjustice on behalf of the American Bird Conservancy and Conservation Council for Hawaii (Conservation Groups) in January 2024. The 60-day Notice (Notice) is the pre-cursor to a citizen’s suit under the Endangered Species Act. The Notice alleges that the Utilities are out of compliance with the Act due to alleged impacts on endangered seabirds caused by the Utilities’ powerlines, street lights and facility lights on Maui and Lanai. At the time the Notice was served, the Utilities were already in the process of drafting a Habitat Conservation Plan (HCP) with respect to the powerlines and will be applying for associated state and federal take/license permits. Notwithstanding, the Notice asserts that the scope of the HCP should be broader and additional interim measures are necessary while the HCP and related permits are pending. On October 30, 2024, the Utilities and the Conservation Groups entered into a settlement agreement, conditioned upon court approval, whereby the Utilities will continue the HCP process and take specific actions to minimize and mitigate the potential impact of the Utilities’ powerlines while the document is being prepared. The agreement also contains additional requirements that include coordination with the Conservation Groups with various aspects of the HCP and powerline operations, and continuing the Utilities’ commitment to a species mitigation project with University of Hawaii Foundation to monitor, protect and increase the population of Hawaiian Petrels. The settlement agreement will not become final until approved by the federal district court after a complaint is filed to obtain the court’s jurisdiction over the agreement. After court approval, the case will be dismissed and the court will maintain jurisdiction for the purpose of enforcement of the agreement. The street and facility lights aspect of the Notice has not yet been resolved and it is expected that a second complaint will be filed in that regard that will include the County of Maui as a party.
Commitments.
Purchase commitments. In the ordinary course of business, the Utilities enter into various agreements to purchase power and lease fuel barge. As of December 31, 2023, the Utilities estimated future purchase obligations of $1.7 billion. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.
On March 28, 2024, AES West Oahu Solar project reached commercial operations, which has a capacity of 12.5 MW with 50 MWh batteries and total annual payment of $3.2 million. On May 31, 2024, AES Kuihelani Solar project on Maui reached commercial operations, which has a capacity of 60 MW with 240 MWh batteries and total annual payment of $13.2 million. On June 7, 2024, the Kupono Solar project on Oahu reached commercial operations, which has a capacity of 42 MW with 168 MWh batteries and total annual payment of $11.5 million. For the nine months ended September 30, 2024, $107.4 million of finance lease liabilities with corresponding right-of-use assets was recorded for the battery portion of the PPAs and a total of three Stage 1 and Stage 2 renewable projects provide the Utilities of 114.5 MW, with 458 MWh batteries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2024	2023	2024	2023
Kalaeloa	$74	$77	$219	$211
HPOWER	20	17	53	51
Puna Geothermal Venture	15	7	42	24
Hamakua Energy	9	13	25	52
Kapolei Energy Storage	6	—	18	—
Wind IPPs	37	42	104	99
Solar IPPs	26	21	62	57
Other IPPs [1]	2	1	7	5
Total IPPs	$189	$178	$530	$499
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
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of September 30, 2024, $25.5 million has been incurred for the project.
Waena Battery Energy Storage System Project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40 MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under EPRM. Project costs incurred as of September 30, 2024 amount to $0.7 million.
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
The project costs to be recovered through EPRM is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that its application for $95 million in federal funds under the Infrastructure Investment and Jobs Act (IIJA) has been awarded. On August 20, 2024, the Utilities submitted a copy of their executed agreement with the Department of Energy to the PUC. Project costs incurred as of September 30, 2024 amount to $3.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
In accordance with the June 2022 D&O, the Utilities filed their FIP on September 30, 2022, Long-Term Grid Services PIM proposal on July 3, 2023, and FF Retirement Report on October 11, 2024.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
On April 1, 2024, the Utilities filed a request for partial temporary suspension and modification of the T&D SAIDI and T&D SAIFI PIMs to specifically suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. The Utilities also proposed that circuits not identified as wildfire risk circuits would continue to be subject to the existing PIMs on a prorated basis. On April 26, 2024, the PUC issued a procedural schedule to govern review of the request. The Utilities are requesting a D&O by December 16, 2024.
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
On July 30, 2024, the PUC issued an order providing further guidance on the first of the three phases of the PBR Framework Review established by the June 2024 order. The first phase will focus on the evaluation of the individual PBR mechanisms using an informal, collaborative process. Parties will submit briefing on their evaluation of the individual PBR mechanisms near the end of the first phase, followed by a decision and order summarizing the findings of the evaluation, including which PBR mechanisms will be subject to additional examination and potential modification in the second phase of the PBR Framework Review. At the PBR Working Group meetings held on August 30, 2024 and October 25, 2024, the Working Group discussed issues and considerations regarding re-basing target revenues for the next MRP. Series of PBR Working Group meetings are expected to be held with the parties.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
As of September 30, 2024, the Utilities annualized MPIR and EPRM revenue amounts totaled $38.0 million, including revenue taxes, for the Schofield Generating Station ($16.1 million), West Loch PV project ($3.2 million), Grid Modernization Strategy (GMS) Phase 1 project ($16.1 million for all three utilities), Waiawa UFLS project ($0.1 million) and Waena Switchyard/Synchronous project ($2.5 million) that included the 2024 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2024 MPIR and EPRM amounts for the Schofield Generating Station, West Loch PV, GMS Phase 1, Waiawa UFLS and Waena Switchyard projects effective June 1, 2024 through the RBA rate adjustment.
As of September 30, 2024, the PUC approved four EPRM applications for projects totaling $218.5 million to the extent the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for two additional projects with total project costs up to $294.2 million, subject to PUC approval.
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
Performance incentive mechanisms. The following PIMs and SSMs were approved by the PUC and are applicable for the 2023 evaluation period and through September 30, 2024.
•Service Quality performance incentives (ongoing). Service Quality performance incentives are measured on a calendar-year basis. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs to remain constant in interim periods, unless otherwise amended by order of the PUC.
•Service Reliability Performance measured by Transmission and Distribution-caused SAIDI and SAIFI (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.4 million for calendar year 2023 - for both indices in total for the three utilities). On December 28, 2023, the PUC issued an order granting a temporary suspension of Maui Electric’s T&D SAIDI and SAIFI PIMs from August 8, 2023 through June 30, 2024. On April 1, 2024, the Utilities filed a request for partial temporary suspension and modification of the T&D SAIDI and SAIFI PIMs, specifically requesting to suspend the T&D SAIDI and SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025 and proposed that circuits not identified as wildfire risk circuits continue to be subject to the existing PIMs on a prorated basis and measured effective January 1, 2024. The Utilities are requesting a D&O by December 16, 2024. For the 2023 evaluation period, the Utilities incurred $3.7 million in penalties.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
•Interim Grid Services - An interim PIM that provided financial rewards on a $/kW basis for the acquisition of eligible grid services through procurement or programs acquired between January 1, 2021 to December 31, 2023. Eligible grid services included fast frequency response, load build, and/or load reduction services intended to be utilized in system operation. In 2023, the Utilities earned $1.1 million in rewards. The PUC intends to replace the Interim Grid Services PIM with a Long-Term PIM that incents DER grid service utilization with review and development of the Long-Term DER Utilization PIM to continue through the PBR Framework review process.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for DER systems <100 kW in size. The Interconnection Approval PIM extends through December 31, 2024. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. In 2023, the Utilities earned $3.0 million in rewards.
•Low-to-Moderate Income (LMI) Energy Efficiency PIM that provided financial rewards for collaboration between the Utilities and the third-party Public Benefits Fee Administrator to deliver energy savings for low- and moderate-income customers. The Utilities could earn a total annual maximum reward of $2.0 million. The evaluation period was based on Hawaii Energy’s program year with the initial evaluation year being the period of July 1, 2021 through June 30, 2022 and ended the period ending June 30, 2024. The Utilities earned $0.01 million in rewards for the program period ending June 30, 2023.
•Advanced Metering Infrastructure Utilization PIM that provided financial rewards for leveraging grid modernization investments and engaging customers beyond what is already planned in the Phase 1 Grid Modernization program. The Utilities could earn a total annual maximum reward of $2.0 million. The evaluation period commenced on January 1, 2021 and ended on December 31, 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
For the 2023 evaluation period, the Utilities earned $0.9 million ($1.2 million for Hawaiian Electric, $(0.6) million for Hawaii Electric Light and $0.3 million for Maui Electric) in rewards net of penalties. The net rewards related to 2023 and for the period through March 2024 were reflected in the 2024 PIMs annual report and 2024 spring revenue report filings. In the second quarter of 2024, the Utilities accrued an additional $0.1 million reward for the Phase 1 RFP PIM (for Hawaii Electric Light), which was reflected in the 2024 fall revenue report filing.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities’ 2024 fall revenue report was filed on October 28, 2024, which is subject to PUC approval. The filing reflected ARA revenues for 2025 to be collected from January 1 through December 31, 2025, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2025 ARA revenues	$15.4	$3.8	$3.7	$22.9
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Net 2025 ARA revenues	$10.8	$2.8	$2.7	$16.3
The proposed net incremental amounts between the 2024 spring and 2024 fall revenue reports are shown in the following table. The amounts are to be collected (refunded) from January 1, 2025 through December 31, 2025 under the RBA rate tariffs, which were proposed in the 2024 fall revenue report filing and subject to PUC approval.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2025 ARA revenues	$15.4	$3.8	$3.7	$22.9
Annual change in accrued RBA balance through September 30, 2024 (and associated revenue taxes)	(7.0)	(1.3)	6.4	(1.9)
Incremental PIMs (net)	(0.1)	0.1	—	—
Net incremental amount to be collected under the RBA rate tariffs	$8.3	$2.6	$10.1	$21.0

Regulatory assets and liabilities.
Regulatory asset related to retirement of Honolulu generating units 8 and 9. On December 22, 2023, the PUC issued a decision and order approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Honolulu units 8 and 9 assets that retired on December 31, 2023, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of September 30, 2024, the Utilities have recorded $27.5 million in regulatory assets for the remaining net book value of Honolulu generating units 8 and 9.
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
As of September 30, 2024, the Utilities have recorded $38.8 million in regulatory assets for the incremental costs incurred related to the Maui windstorm and wildfires event.
Regulatory liabilities for Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM). The ERP/EAM Implementation Project went live in October 2018. Hawaii Electric Light and Hawaiian Electric began to incorporate their

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
As of September 30, 2024, the Utilities’ regulatory liability was $12.8 million ($1.5 million for Hawaiian Electric, $4.5 million for Hawaii Electric Light and $6.8 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 13, 2024 for the period January 1 through December 31, 2023.
Regulatory assets for COVID-19 related costs. On December 29, 2023, the PUC issued a decision and order (December 2023 D&O) approving the Utilities’ request to recover the COVID-19 related deferred costs up to $8.8 million evenly over a three-year recovery period from 2024 through 2026 through the Z-factor in the ARA. Following the Utilities’ motion for clarification or in the alternative partial reconsideration of the December 2023 D&O, on February 27, 2024, the PUC issued an order clarifying the December 2023 D&O and approving, among other things, the Utilities’ requests to base the recovery on the recorded balances as of December 31, 2023 and to modify the recovery period to begin June 1, 2024 and end May 31, 2027. As of September 30, 2024, the Utilities have recorded $7.5 million in regulatory assets for deferral of COVID-19 related costs.
Regulatory assets for suspension of disconnections related costs. Based on circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, including the Utilities, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through December 7, 2024 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to HRS Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of September 30, 2024, the Utilities have recorded $2.3 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and nine months ended September 30, 2024 and 2023, and as of September 30, 2024 and December 31, 2023.
On March 21, 2024, Hawaiian Electric formed HE AR INTER LLC and its direct consolidated subsidiary, HE BRWR LLC, which were established to pursue financing through a secured asset-based (accounts receivable) credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$592,784	123,238	113,840	2,402	(2,647)	$829,617
Expenses
Fuel oil	207,498	31,464	40,076	—	—	279,038
Purchased power	135,645	35,291	18,229	—	—	189,165
Other operation and maintenance	105,977	25,614	32,769	484	(2,647)	162,197
Wildfire tort-related claims (Note 2)	130,400	16,300	16,300	—	—	163,000
Depreciation	42,004	10,964	9,844	—	—	62,812
Taxes, other than income taxes	55,787	11,511	10,671	—	—	77,969
Total expenses	677,311	131,144	127,889	484	(2,647)	934,181
Operating income (loss)	(84,527)	(7,906)	(14,049)	1,918	—	(104,564)
Allowance for equity funds used during construction	2,628	256	416	—	—	3,300
Equity in earnings of subsidiaries	(18,558)	—	—	—	18,558	—
Retirement defined benefits credit (expense)—other than service costs	826	162	(29)	—	—	959
Interest expense and other charges, net	(14,870)	(2,760)	(4,324)	—	1,731	(20,223)
Allowance for borrowed funds used during construction	1,055	75	201	—	—	1,331
Interest Income	2,971	324	107	—	(1,731)	1,671
Income (loss) before income taxes	(110,475)	(9,849)	(17,678)	1,918	18,558	(117,526)
Income tax expense (benefit)	(28,160)	(2,807)	(4,966)	494	—	(35,439)
Net income (loss)	(82,315)	(7,042)	(12,712)	1,424	18,558	(82,087)
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to Hawaiian Electric	(82,315)	(7,175)	(12,807)	1,424	18,558	(82,315)
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income (loss) for common stock	$(82,585)	(7,175)	(12,807)	1,424	18,558	$(82,585)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$(82,585)	(7,175)	(12,807)	1,424	18,558	$(82,585)
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(1,331)	(40)	(71)	—	111	(1,331)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	1,333	42	64	—	(106)	1,333
Other comprehensive income (loss), net of taxes	2	2	(7)	—	5	2
Comprehensive income (loss) attributable to common shareholder	$(82,583)	(7,173)	(12,814)	1,424	18,563	$(82,583)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$570,323	116,192	108,472	—	—	$794,987
Expenses
Fuel oil	196,223	30,956	40,259	—	—	267,438
Purchased power	132,536	30,265	14,994	—	—	177,795
Other operation and maintenance	83,528	21,351	37,629	—	—	142,508
Depreciation	41,276	10,635	9,254	—	—	61,165
Taxes, other than income taxes	53,511	10,857	10,355	—	—	74,723
Total expenses	507,074	104,064	112,491	—	—	723,629
Operating income (loss)	63,249	12,128	(4,019)	—	—	71,358
Allowance for equity funds used during construction	3,005	366	629	—	—	4,000
Equity in earnings of subsidiaries	3,005	—	—	—	(3,005)	—
Retirement defined benefits credit (expense)—other than service costs	992	163	(23)	—	—	1,132
Interest expense and other charges, net	(16,295)	(2,988)	(3,164)	—	—	(22,447)
Allowance for borrowed funds used during construction	1,047	117	208	—	—	1,372
Income (loss) before income taxes	55,003	9,786	(6,369)	—	(3,005)	55,415
Income tax expense (benefit)	11,272	2,234	(2,050)	—	—	11,456
Net income (loss)	43,731	7,552	(4,319)	—	(3,005)	43,959
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to Hawaiian Electric	43,731	7,419	(4,414)	—	(3,005)	43,731
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income (loss) for common stock	$43,461	7,419	(4,414)	—	(3,005)	$43,461

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$43,461	7,419	(4,414)	—	(3,005)	$43,461
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes	(547)	(55)	(71)	—	126	(547)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	470	54	63	—	(117)	470
Other comprehensive loss, net of taxes	(77)	(1)	(8)	—	9	(77)
Comprehensive income (loss) attributable to common shareholder	$43,384	7,418	(4,422)	—	(2,996)	$43,384

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,721,592	358,510	330,669	2,402	(2,647)	$2,410,526
Expenses
Fuel oil	605,083	91,590	125,313	—	—	821,986
Purchased power	390,302	98,415	41,593	—	—	530,310
Other operation and maintenance	290,578	74,748	90,485	484	(2,647)	453,648
Wildfire tort-related claims (Note 2)	1,500,000	187,500	187,500	—	—	1,875,000
Depreciation	126,011	32,892	29,533	—	—	188,436
Taxes, other than income taxes	162,410	33,411	30,974	—	—	226,795
Total expenses	3,074,384	518,556	505,398	484	(2,647)	4,096,175
Operating income (loss)	(1,352,792)	(160,046)	(174,729)	1,918	—	(1,685,649)
Allowance for equity funds used during construction	8,027	893	1,356	—	—	10,276
Equity in earnings of subsidiaries	(258,633)	—	—	—	258,633	—
Retirement defined benefits credit (expense)—other than service costs	2,681	498	(76)	—	—	3,103
Interest expense and other charges, net	(44,879)	(8,648)	(13,114)	—	5,016	(61,625)
Allowance for borrowed funds used during construction	3,168	267	626	—	—	4,061
Interest Income	8,606	720	245	—	(5,016)	4,555
Income (loss) before income taxes	(1,633,822)	(166,316)	(185,692)	1,918	258,633	(1,725,279)
Income tax expense (benefit)	(361,874)	(43,636)	(49,001)	494	—	(454,017)
Net income (loss)	(1,271,948)	(122,680)	(136,691)	1,424	258,633	(1,271,262)
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income (loss) attributable to Hawaiian Electric	(1,271,948)	(123,080)	(136,977)	1,424	258,633	(1,271,948)
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income (loss) for common stock	$(1,272,758)	(123,080)	(136,977)	1,424	258,633	$(1,272,758)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$(1,272,758)	(123,080)	(136,977)	1,424	258,633	$(1,272,758)
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(2,344)	(117)	(187)	—	304	(2,344)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	2,251	112	163	—	(275)	2,251
Other comprehensive loss, net of taxes	(93)	(5)	(24)	—	29	(93)
Comprehensive income (loss) attributable to common shareholder	$(1,272,851)	(123,085)	(137,001)	1,424	258,662	$(1,272,851)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,645	3,514	—	—	$52,019
Plant and equipment	5,503,512	1,494,982	1,414,657	—	—	8,413,151
Right-of-use assets - finance lease	362,741	36,074	50,757	—	—	449,572
Less accumulated depreciation	(2,028,302)	(685,469)	(609,419)	—	—	(3,323,190)
Construction in progress	276,525	27,878	42,270	—	—	346,673
Utility property, plant and equipment, net	4,157,336	879,110	901,779	—	—	5,938,225
Nonutility property, plant and equipment, less accumulated depreciation	5,292	115	1,532	—	—	6,939
Total property, plant and equipment, net	4,162,628	879,225	903,311	—	—	5,945,164
Investment in wholly owned subsidiaries, at equity	669,450	—	—	—	(669,450)	—
Current assets
Cash and cash equivalents	99,392	25,734	11,833	10,665	—	147,624
Restricted cash	2,000	—	—	—	—	2,000
Advances to affiliates	46,200	—	—	—	(46,200)	—
Customer accounts receivable, net	32,405	7,594	9,774	158,180	—	207,953
Accrued unbilled revenues, net	23,595	5,568	3,560	166,934	—	199,657
Other accounts receivable, net	193,771	61,265	54,397	—	(223,945)	85,488
Fuel oil stock, at average cost	79,736	10,657	18,650	—	—	109,043
Materials and supplies, at average cost	66,289	14,736	33,029	—	—	114,054
Prepayments and other	70,526	7,456	18,559	—	(1,718)	94,823
Regulatory assets	46,579	4,761	8,496	—	—	59,836
Total current assets	660,493	137,771	158,298	335,779	(271,863)	1,020,478
Other long-term assets
Operating lease right-of-use assets	31,134	22,422	7,451	—	—	61,007
Regulatory assets	207,572	16,091	30,748	—	—	254,411
Other	250,162	37,716	34,850	—	(40,584)	282,144
Total other long-term assets	488,868	76,229	73,049	—	(40,584)	597,562
Total assets	$5,981,439	1,093,225	1,134,658	335,779	(981,897)	$7,563,204
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,110,259	237,105	280,629	151,716	(669,450)	$1,110,259
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,387,029	244,437	256,537	—	—	1,888,003
Total capitalization	2,519,581	488,542	542,166	151,716	(669,450)	3,032,555
Current liabilities
Current portion of operating lease liabilities	5,183	7,302	2,926	—	—	15,411
Current portion of long-term debt	39,980	4,998	1,999	—	—	46,977
Short-term borrowings from affiliate	—	—	46,200	—	(46,200)	—
Accounts payable	141,147	24,484	36,796	—	—	202,427
Interest and preferred dividends payable	22,194	3,652	4,508	—	(537)	29,817
Taxes accrued, including revenue taxes	187,756	40,137	34,984	494	(1,718)	261,653
Regulatory liabilities	10,887	9,782	5,015	—	—	25,684
Wildfire tort-related claims (Note 2)	383,000	47,875	47,875	—	—	478,750
Other	91,572	28,782	33,180	183,569	(223,408)	113,695
Total current liabilities	881,719	167,012	213,483	184,063	(271,863)	1,174,414
Deferred credits and other liabilities
Operating lease liabilities	30,785	15,480	4,831	—	—	51,096
Finance lease liabilities	346,344	34,543	50,036	—	—	430,923
Deferred income taxes	—	3,024	22,534	—	(25,558)	—
Regulatory liabilities	839,392	208,022	118,001	—	—	1,165,415
Unamortized tax credits	56,219	10,887	11,100	—	—	78,206
Defined benefit pension and other postretirement benefit plans liability	75,907	—	—	—	(15,026)	60,881
Wildfire tort-related claims (Note 2)	1,149,000	143,625	143,625	—	—	1,436,250
Other	82,492	22,090	28,882	—	—	133,464
Total deferred credits and other liabilities	2,580,139	437,671	379,009	—	(40,584)	3,356,235
Total capitalization and liabilities	$5,981,439	1,093,225	1,134,658	335,779	(981,897)	$7,563,204

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2023	$2,409,110	359,790	362,344	77	(722,211)	$2,409,110
Net income (loss) for common stock	(1,272,758)	(123,080)	(136,977)	1,424	258,633	(1,272,758)
Other comprehensive loss, net of taxes	(93)	(5)	(24)	—	29	(93)
Common stock dividends	(26,000)	—	—	—	—	(26,000)
Additional paid-in capital	—	400	286	—	(686)	—
Issuance of common stock, net of expenses	—	—	55,000	150,215	(205,215)	—
Balance, September 30, 2024	$1,110,259	237,105	280,629	151,716	(669,450)	$1,110,259

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2022	$2,344,170	344,720	357,036	77	(701,833)	$2,344,170
Net income for common stock	135,769	20,884	5,076	—	(25,960)	135,769
Other comprehensive loss, net of taxes	(166)	(9)	(23)	—	32	(166)
Common stock dividends	(96,750)	(13,425)	(11,025)	—	24,450	(96,750)
Balance, September 30, 2023	$2,383,023	352,170	351,064	77	(703,311)	$2,383,023

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by (used in) operating activities	$237,155	54,936	41,851	(9,212)	(2,082)	$322,648
Cash flows from investing activities
Capital expenditures	(141,000)	(39,405)	(63,895)	—	—	(244,300)
Advances to affiliates	(30,700)	—	—	—	30,700	—
Other	(18,696)	523	(1,012)	—	21,882	2,697
Net cash used in investing activities	(190,396)	(38,882)	(64,907)	—	52,582	(241,603)
Cash flows from financing activities
Common stock dividends	(26,000)	—	—	—	—	(26,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	—	—	—	—	(1,496)
Proceeds from issuance of common stock	—	—	—	19,800	(19,800)	—
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	—	30,700	—	(30,700)	—
Payments of obligations under finance leases	(5,233)	(470)	(173)	—	—	(5,876)
Other	(4,393)	(508)	(1,225)	—	—	(6,126)
Net cash provided by (used in) financing activities	(37,122)	(978)	29,302	19,800	(50,500)	(39,498)
Net increase in cash, cash equivalents and restricted cash	9,637	15,076	6,246	10,588	—	41,547
Cash, cash equivalents and restricted cash, beginning of period	91,755	10,658	5,587	77	—	108,077
Cash, cash equivalents and restricted cash, end of period	101,392	25,734	11,833	10,665	—	149,624
Less: Restricted cash	(2,000)	—	—	—	—	(2,000)
Cash and cash equivalents, end of period	$99,392	25,734	11,833	10,665	—	$147,624

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$336,248	59,029	35,284	—	(24,450)	$406,111
Cash flows from investing activities
Capital expenditures	(217,276)	(47,609)	(69,612)	—	—	(334,497)
Advances to affiliates	—	4,500	21,700	—	(26,200)	—
Other	3,179	912	1,125	—	—	5,216
Net cash used in investing activities	(214,097)	(42,197)	(46,787)	—	(26,200)	(329,281)
Cash flows from financing activities
Common stock dividends	(96,750)	(13,425)	(11,025)	—	24,450	(96,750)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of long-term debt	300,000	25,000	25,000	—	—	350,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(114,167)	—	—	—	26,200	(87,967)
Payments of obligations under finance leases	(1,914)	(248)	—	—	—	(2,162)
Other	(571)	(135)	(137)	—	—	(843)
Net cash provided by financing activities	85,788	10,792	13,552	—	50,650	160,782
Net increase in cash, cash equivalents and restricted cash	207,939	27,624	2,049	—	—	237,612
Cash and cash equivalents, beginning of period	27,579	5,092	6,494	77	—	39,242
Cash, cash equivalents and restricted cash, end of period	235,518	32,716	8,543	77	—	276,854
Less: Restricted cash	(2,000)	—	—	—	—	(2,000)
Cash and cash equivalents, end of period	$233,518	32,716	8,543	77	—	$274,854

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 5 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2024	2023	2024	2023
Interest and dividend income
Interest and fees on loans	$73,654	$71,540	$219,585	$204,348
Interest and dividends on investment securities	14,001	14,096	42,183	42,508
Total interest and dividend income	87,655	85,636	261,768	246,856
Interest expense
Interest on deposit liabilities	19,018	14,446	54,465	30,944
Interest on other borrowings	6,403	8,598	21,036	25,171
Total interest expense	25,421	23,044	75,501	56,115
Net interest income	62,234	62,592	186,267	190,741
Provision for credit losses	248	8,835	(3,821)	10,053
Net interest income after provision for credit losses	61,986	53,757	190,088	180,688
Noninterest income
Fees from other financial services	5,188	4,703	15,195	14,391
Fee income on deposit liabilities	5,156	4,924	14,684	14,027
Fee income on other financial products	3,131	2,440	8,834	7,952
Bank-owned life insurance	2,993	2,303	8,832	5,683
Mortgage banking income	363	341	1,151	701
Gain on sale of real estate	—	—	—	495
Other income, net	658	627	1,767	2,106
Total noninterest income	17,489	15,338	50,463	45,355
Noninterest expense
Compensation and employee benefits	31,485	29,902	93,746	89,500
Occupancy	5,630	5,154	15,913	16,281
Data processing	4,974	5,133	14,780	15,240
Services	3,816	3,627	12,217	8,911
Equipment	2,436	3,125	7,562	8,728
Office supplies, printing and postage	1,014	1,022	3,038	3,296
Marketing	885	984	2,408	2,834
Goodwill impairment	—	—	82,190	—
Other expense	5,806	7,399	16,561	19,742
Total noninterest expense	56,046	56,346	248,415	164,532
Income (loss) before income taxes	23,429	12,749	(7,864)	61,511
Income tax (benefit)	4,651	1,384	(1,789)	11,380
Net income (loss)	18,778	11,365	(6,075)	50,131
Other comprehensive income (loss), net of taxes	40,204	(34,231)	32,069	(23,011)
Comprehensive income (loss)	$58,982	$(22,866)	$25,994	$27,120

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2024	2023	2024	2023
Interest and dividend income	$87,655	$85,636	$261,768	$246,856
Noninterest income	17,489	15,338	50,463	45,355
Less: Gain on sale of real estate	—	—	—	495
*Revenues-Bank	105,144	100,974	312,231	291,716
Total interest expense	25,421	23,044	75,501	56,115
Provision for credit losses	248	8,835	(3,821)	10,053
Noninterest expense	56,046	56,346	248,415	164,532
Less: Gain on sale of real estate	—	—	—	495
Less: Retirement defined benefits credit—other than service costs	(257)	(190)	(818)	(564)
*Expenses-Bank	81,972	88,415	320,913	230,769
*Operating income (loss)-Bank	23,172	12,559	(8,682)	60,947
Add back: Retirement defined benefits credit—other than service costs	(257)	(190)	(818)	(564)
Income (loss) before income taxes	$23,429	$12,749	$(7,864)	$61,511
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
HEI and ASB have been undertaking a comprehensive review of strategic options for ASB. During the course of this process, HEI and ASB had determined it is more-likely-than-not that the fair value of ASB is less than its carrying value. In light of this, as part of its on-going goodwill evaluation and the change in circumstances, after performing the goodwill impairment test as of June 30, 2024, HEI and ASB determined the full amount of its goodwill was impaired. As a result of the June 30, 2024 impairment test ASB recorded a pretax goodwill impairment charge of $82.2 million in the second quarter 2024. The impairment charge is recorded in “Total Noninterest Expense” in ASB’s Statements of Income and Comprehensive Income Data, and recorded in “Bank Expenses” in the Company’s Condensed Consolidated Statements of Income. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, cash flows or any debt covenants under the Company’s existing credit agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2024		December 31, 2023
Assets
Cash and due from banks		$155,869		$184,383
Interest-bearing deposits		176,784		251,072
Cash and cash equivalents		332,653		435,455
Investment securities
Available-for-sale, at fair value		1,084,083		1,136,439
Held-to-maturity, at amortized cost (fair value of $1,086,205 and $1,103,668, at September 30, 2024 and December 31, 2023, respectively)		1,159,229		1,201,314
Stock in Federal Home Loan Bank, at cost		29,204		14,728
Loans held for investment		6,037,410		6,180,810
Allowance for credit losses		(64,796)		(74,372)
Net loans		5,972,614		6,106,438
Loans held for sale, at lower of cost or fair value		2,704		15,168
Other		687,359		681,460
Goodwill		—		82,190
Total assets		$9,267,846		$9,673,192
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,486,717		$2,599,762
Deposit liabilities—interest-bearing		5,512,493		5,546,016
Other borrowings		520,000		750,000
Other		191,512		247,563
Total liabilities		8,710,722		9,143,341

Common stock		1		1
Additional paid-in capital		359,346		358,067
Retained earnings		457,980		464,055
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(251,703)		$(282,963)
Retirement benefit plans	(8,500)	(260,203)	(9,309)	(292,272)
Total shareholder’s equity		557,124		529,851
Total liabilities and shareholder’s equity		$9,267,846		$9,673,192

Other assets
Bank-owned life insurance		$199,741		$187,857
Premises and equipment, net		180,073		187,042
Accrued interest receivable		28,764		28,472
Mortgage-servicing rights		7,722		8,169
Low-income housing investments		100,499		112,234
Deferred tax asset		108,338		104,292
Other		62,222		53,394
Total other assets		$687,359		$681,460
Other liabilities
Accrued expenses		$80,788		$115,231
Cashier’s checks		35,625		40,479
Advance payments by borrowers		4,373		10,107
Other		70,726		81,746
Total other liabilities		$191,512		$247,563

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of FHLB advances and borrowings from the Federal Reserve Bank.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
September 30, 2024
Available-for-sale
U.S. Treasury and federal agency obligations	$7,789	$—	$(192)	$7,597	—	$—	$—	6	$7,597	$(192)
Mortgage-backed securities*	1,203,271	31	(174,675)	1,028,627	—	—	—	108	1,025,897	(174,675)
Corporate bonds	35,137	—	(1,213)	33,924	—	—	—	3	33,924	(1,213)
Mortgage revenue bonds	13,935	—	—	13,935	—	—	—	—	—	—
	$1,260,132	$31	$(176,080)	$1,084,083	—	$—	$—	117	$1,067,418	$(176,080)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,935	$—	$(5,686)	$54,249	—	$—	$—	3	$54,249	$(5,686)
Mortgage-backed securities*	1,099,294	6,355	(73,693)	1,031,956	—	—	—	65	648,634	(73,693)
	$1,159,229	$6,355	$(79,379)	$1,086,205	—	$—	$—	68	$702,883	$(79,379)
December 31, 2023
Available-for-sale
U.S. Treasury and federal agency obligations	$12,437	$—	$(427)	$12,010	—	$—	$—	9	$12,010	$(427)
Mortgage-backed securities*	1,279,852	—	(202,684)	1,077,168	3	1,649	(22)	116	1,075,519	(202,662)
Corporate bonds	35,239	—	(2,336)	32,903	—	—	—	3	32,903	(2,336)
Mortgage revenue bonds	14,358	—	—	14,358	—	—	—	—	—	—
	$1,341,886	$—	$(205,447)	$1,136,439	3	$1,649	$(22)	128	$1,120,432	$(205,425)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,917	$—	$(7,135)	$52,782	—	$—	$—	3	$52,782	$(7,135)
Mortgage-backed securities*	1,141,397	2,221	(92,732)	1,050,886	37	378,326	(7,610)	43	432,082	(85,122)
	$1,201,314	$2,221	$(99,867)	$1,103,668	37	$378,326	$(7,610)	46	$484,864	$(92,257)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at September 30, 2024 and December 31, 2023, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be rated investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government, an agency of the government or a government-sponsored entity. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at September 30, 2024 and December 31, 2023.
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
The contractual maturities of investment securities were as follows:

September 30, 2024	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$370	$364
Due after one year through five years	42,557	41,157
Due after five years through ten years	13,934	13,935
Due after ten years	—	—
	56,861	55,456
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,203,271	1,028,627
Total available-for-sale securities	$1,260,132	$1,084,083
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	39,858	36,634
Due after five years through ten years	20,077	17,615
Due after ten years	—	—
	59,935	54,249
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,099,294	1,031,956
Total held-to-maturity securities	$1,159,229	$1,086,205
There were no sales of available-for-sale securities for the three and nine months ended September 30, 2024 and 2023.
The components of loans were summarized as follows:

	September 30, 2024	December 31, 2023
(in thousands)
Real estate:
Residential 1-4 family	$2,608,281	$2,595,162
Commercial real estate	1,366,214	1,374,038
Home equity line of credit	959,607	1,017,207
Residential land	19,900	18,364
Commercial construction	208,867	172,405
Residential construction	16,998	17,843
Total real estate	5,179,867	5,195,019
Commercial	645,571	743,303
Consumer	239,410	272,256
Total loans	6,064,848	6,210,578
Less: Deferred fees and discounts	(27,438)	(29,768)
Allowance for credit losses	(64,796)	(74,372)
Total loans, net	$5,972,614	$6,106,438
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination.
As of September 30, 2024, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion, of which, commitments to lend to borrowers experiencing financial difficulty whose loan terms have been modified were nil.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$6,219	$18,656	$9,552	$759	$3,369	$38	$6,317	$21,903	$66,813
Charge-offs	(8)	—	—	—	—	—	(120)	(2,999)	(3,127)
Recoveries	9	—	12	—	—	—	100	741	862
Provision	(211)	96	(443)	(147)	(278)	(1)	(292)	1,524	248
Ending balance	$6,009	$18,752	$9,121	$612	$3,091	$37	$6,005	$21,169	$64,796
Three months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$4,708	$20,278	$7,139	$653	$2,549	$26	$11,358	$22,357	$69,068
Charge-offs	—	—	—	—	—	—	(125)	(2,667)	(2,792)
Recoveries	57	—	131	1	—	—	725	841	1,755
Provision	1,702	2,180	505	(33)	1,075	16	(1,175)	4,065	8,335
Ending balance	$6,467	$22,458	$7,775	$621	$3,624	$42	$10,783	$24,596	$76,366
Nine months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$7,435	$22,185	$7,778	$621	$3,603	$43	$9,122	$23,585	$74,372
Charge-offs	(850)	—	—	—	—	—	(360)	(8,718)	(9,928)
Recoveries	202	—	259	—	—	—	385	2,427	3,273
Provision	(778)	(3,433)	1,084	(9)	(512)	(6)	(3,142)	3,875	(2,921)
Ending balance	$6,009	$18,752	$9,121	$612	$3,091	$37	$6,005	$21,169	$64,796
Nine months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$6,270	$21,898	$6,125	$717	$1,195	$46	$12,426	$23,539	$72,216
Charge-offs	(990)	—	(360)	—	—	—	(509)	(7,558)	(9,417)
Recoveries	63	—	165	4	—	—	1,329	2,653	4,214
Provision	1,124	560	1,845	(100)	2,429	(4)	(2,463)	5,962	9,353
Ending balance	$6,467	$22,458	$7,775	$621	$3,624	$42	$10,783	$24,596	$76,366

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended September 30, 2024
Allowance for loan commitments:
Beginning balance	$700	$3,100	$400	$4,200
Provision	—	—	—	—
Ending balance	$700	$3,100	$400	$4,200
Three months ended September 30, 2023
Allowance for loan commitments:
Beginning balance	$600	$3,800	$200	$4,600
Provision	—	500	—	500
Ending balance	$600	$4,300	$200	$5,100
Nine months ended September 30, 2024
Allowance for loan commitments:
Beginning balance	$600	$4,300	$200	$5,100
Provision	100	(1,200)	200	(900)
Ending balance	$700	$3,100	$400	$4,200
Nine months ended September 30, 2023
Allowance for loan commitments:
Beginning balance	$400	$2,600	$1,400	$4,400
Provision	200	1,700	(1,200)	700
Ending balance	$600	$4,300	$200	$5,100
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Converted to term loans	Total
September 30, 2024
Residential 1-4 family
Current	$131,347	$253,155	$397,855	$706,189	$385,208	$726,220	$—	$—	$2,599,974
30-59 days past due	—	—	—	333	264	1,541	—	—	2,138
60-89 days past due	—	—	—	—	—	891	—	—	891
Greater than 89 days past due	—	—	727	543	—	4,008	—	—	5,278
	131,347	253,155	398,582	707,065	385,472	732,660	—	—	2,608,281
Home equity line of credit
Current	—	—	—	—	—	—	888,858	67,452	956,310
30-59 days past due	—	—	—	—	—	—	969	419	1,388
60-89 days past due	—	—	—	—	—	—	624	449	1,073
Greater than 89 days past due	—	—	—	—	—	—	732	104	836
	—	—	—	—	—	—	891,183	68,424	959,607
Residential land
Current	5,889	3,689	4,513	3,473	1,729	607	—	—	19,900
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,889	3,689	4,513	3,473	1,729	607	—	—	19,900
Residential construction
Current	831	9,640	6,527	—	—	—	—	—	16,998
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	831	9,640	6,527	—	—	—	—	—	16,998
Consumer
Current	31,632	63,848	120,783	5,061	648	280	9,635	1,790	233,677
30-59 days past due	503	566	1,387	101	4	—	67	96	2,724
60-89 days past due	111	402	990	61	8	—	21	40	1,633
Greater than 89 days past due	88	353	602	40	6	—	116	171	1,376
	32,334	65,169	123,762	5,263	666	280	9,839	2,097	239,410
Commercial real estate
Pass	35,630	104,725	376,087	188,549	256,108	368,171	15,482	—	1,344,752
Special Mention	—	—	1,208	1,455	—	1,106	—	—	3,769
Substandard	—	—	—	1,505	—	13,990	—	—	15,495
Doubtful	—	—	—	—	—	2,198	—	—	2,198
	35,630	104,725	377,295	191,509	256,108	385,465	15,482	—	1,366,214
Commercial construction
Pass	—	68,962	41,201	17,685	1,333	—	79,686	—	208,867
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	68,962	41,201	17,685	1,333	—	79,686	—	208,867
Commercial
Pass	90,529	80,793	171,002	71,410	44,575	75,689	95,912	7,074	636,984
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,058	—	3,812	158	—	2,635	799	51	8,513
Doubtful	—	—	—	—	74	—	—	—	74
	91,587	80,793	174,814	71,568	44,649	78,324	96,711	7,125	645,571
Total loans	$297,618	$586,133	$1,126,694	$996,563	$689,957	$1,197,336	$1,092,901	$77,646	$6,064,848

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Converted to term loans	Total
December 31, 2023
Residential 1-4 family
Current	$263,605	$407,304	$729,256	$399,766	$104,487	$672,408	$—	$—	$2,576,826
30-59 days past due	—	708	—	268	—	3,525	—	—	4,501
60-89 days past due	—	726	2,694	—	—	1,745	—	—	5,165
Greater than 89 days past due	—	2,519	871	1,129	489	3,662	—	—	8,670
	263,605	411,257	732,821	401,163	104,976	681,340	—	—	2,595,162
Home equity line of credit
Current	—	—	—	—	—	—	954,461	59,146	1,013,607
30-59 days past due	—	—	—	—	—	—	1,219	262	1,481
60-89 days past due	—	—	—	—	—	—	597	—	597
Greater than 89 days past due	—	—	—	—	—	—	1,111	411	1,522
	—	—	—	—	—	—	957,388	59,819	1,017,207
Residential land
Current	3,788	4,097	7,234	1,847	—	723	—	—	17,689
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	675	—	—	—	—	—	—	675
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	3,788	4,772	7,234	1,847	—	723	—	—	18,364
Residential construction
Current	5,369	10,984	1,490	—	—	—	—	—	17,843
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,369	10,984	1,490	—	—	—	—	—	17,843
Consumer
Current	87,686	153,239	9,852	1,654	451	200	10,663	2,779	266,524
30-59 days past due	805	1,314	176	29	24	—	56	163	2,567
60-89 days past due	385	886	114	41	21	—	60	69	1,576
Greater than 89 days past due	354	786	101	24	34	—	67	223	1,589
	89,230	156,225	10,243	1,748	530	200	10,846	3,234	272,256
Commercial real estate
Pass	104,368	384,144	180,986	267,458	65,625	307,367	15,482	—	1,325,430
Special Mention	—	1,975	11,159	—	14,110	3,008	—	—	30,252
Substandard	—	—	1,538	—	11,048	5,770	—	—	18,356
Doubtful	—	—	—	—	—	—	—	—	—
	104,368	386,119	193,683	267,458	90,783	316,145	15,482	—	1,374,038
Commercial construction
Pass	45,863	33,240	26,133	1,333	—	—	65,836	—	172,405
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	45,863	33,240	26,133	1,333	—	—	65,836	—	172,405
Commercial
Pass	124,667	199,796	106,669	73,976	37,580	80,012	87,206	6,250	716,156
Special Mention	1,860	6,989	951	—	250	—	7,352	—	17,402
Substandard	—	2,962	1,848	98	60	3,369	1,275	133	9,745
Doubtful	—	—	—	—	—	—	—	—	—
	126,527	209,747	109,468	74,074	37,890	83,381	95,833	6,383	743,303
Total loans	$638,750	$1,212,344	$1,081,072	$747,623	$234,179	$1,081,789	$1,145,385	$69,436	$6,210,578

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Gross charge-offs by portfolio segment and vintage were as follows:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Nine months ended September 30, 2024
Residential 1-4 family	$—	$—	$361	$277	$—	$212	$850
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—
Residential land	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	—	—	12	63	—	285	360
Consumer	733	2,853	4,329	481	102	220	8,718
Total	$733	$2,853	$4,702	$821	$102	$717	$9,928
Revolving loans converted to term loans during the nine months ended September 30, 2024 in the commercial, home equity line of credit and consumer portfolios were $2.6 million, $18.1 million and $0.5 million, respectively. Revolving loans converted to term loans during the nine months ended September 30, 2023 in the commercial, home equity line of credit and consumer portfolios were $6.1 million, $20.4 million and $1.1 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
September 30, 2024
Real estate:
Residential 1-4 family	$2,138	$891	$5,278	$8,307	$2,599,974	$2,608,281	$—
Commercial real estate	—	—	10,698	10,698	1,355,516	1,366,214	—
Home equity line of credit	1,388	1,073	836	3,297	956,310	959,607	—
Residential land	—	—	—	—	19,900	19,900	—
Commercial construction	—	—	—	—	208,867	208,867	—
Residential construction	—	—	—	—	16,998	16,998	—
Commercial	309	9	74	392	645,179	645,571	—
Consumer	2,724	1,633	1,376	5,733	233,677	239,410	—
Total loans	$6,559	$3,606	$18,262	$28,427	$6,036,421	$6,064,848	$—
December 31, 2023
Real estate:
Residential 1-4 family	$4,501	$5,165	$8,670	$18,336	$2,576,826	$2,595,162	$425
Commercial real estate	—	—	11,048	11,048	1,362,990	1,374,038	—
Home equity line of credit	1,481	597	1,522	3,600	1,013,607	1,017,207	—
Residential land	—	675	—	675	17,689	18,364	—
Commercial construction	—	—	—	—	172,405	172,405	—
Residential construction	—	—	—	—	17,843	17,843	—
Commercial	163	135	244	542	742,761	743,303	—
Consumer	2,567	1,576	1,589	5,732	266,524	272,256	—
Total loans	$8,712	$8,148	$23,073	$39,933	$6,170,645	$6,210,578	$425

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	September 30, 2024			December 31, 2023
	With a related ACL	Without a related ACL	Total	With a related ACL	Without a related ACL	Total
Real estate:
Residential 1-4 family	$4,335	$4,107	$8,442	$7,755	$2,190	$9,945
Commercial real estate	10,698	—	10,698	11,048	—	11,048
Home equity line of credit	3,346	553	3,899	2,626	1,135	3,761
Residential land	—	—	—	780	—	780
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	175	158	333	133	301	434
Consumer	2,273	—	2,273	2,458	—	2,458
Total	$20,827	$4,818	$25,645	$24,800	$3,626	$28,426
ASB did not recognize interest on nonaccrual loans for the nine months ended September 30, 2024 and 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 were as follows:

(in thousands)	Term extension	Interest Rate Reduction	Payment delay	Combination payment delay & term extension	Total	% of total class of loans
Three months ended September 30, 2024
Real estate loans
Residential 1-4 family	$153	$—	$1,850	$—	$2,003	0.08%
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	153	—	—	153	0.02
Residential land	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$153	$153	$1,850	$—	$2,156	0.04%
Nine months ended September 30, 2024
Real estate loans
Residential 1-4 family	$468	$—	$6,764	$—	$7,232	0.28%
Commercial real estate	—	—	—	1,208	1,208	0.09%
Home equity line of credit	—	153	447	—	600	0.06%
Residential land	—	—	675	—	675	3.39%
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$468	$153	$7,886	$1,208	$9,715	0.16%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Financial effect of loan modifications during the three and nine months ended September 30, 2024 for borrowers experiencing financial difficulty were as follows:

	Weighted average
	Term extension (in months)	Interest Rate Reduction (in percent)	Payment delay (in months)
Three months ended September 30, 2024
Real estate loans
Residential 1-4 family	329	—	6
Commercial real estate	—	—	—
Home equity line of credit	—	3.00%	—
Residential land	—	—	—
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Nine months ended September 30, 2024
Real estate loans
Residential 1-4 family	208	—	9
Commercial real estate	9	—	9
Home equity line of credit	—	3.00%	11
Residential land	—	—	9
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Credit risk profile based on payment activity for loans modified during the nine months ended September 30, 2024 were as follows:

(in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Real estate loans
Residential 1-4 family	$4,867	$264	$—	$2,101	$7,232
Commercial real estate	1,208	—	—	—	1,208
Home equity line of credit	447	—	153	—	600
Residential land	675	—	—	—	675
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$7,197	$264	$153	$2,101	$9,715
During the nine months ended September 30, 2024, there were no loan modifications made to borrowers experiencing financial difficulty that defaulted.
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	September 30, 2024	December 31, 2023	Collateral type
Real estate:
Residential 1-4 family	$4,184	$2,272	Residential real estate property
Commercial real estate	10,698	11,048	Commercial real estate property
Home equity line of credit	662	1,135	Residential real estate property
Total real estate	15,544	14,455
Commercial	232	301	Business assets
Total	$15,776	$14,756
ASB had $2.7 million and $3.4 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2024 and December 31, 2023, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $28.1 million and $21.5 million for the three months ended September 30, 2024 and 2023, respectively, and recognized gains on such sales of $0.4 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. ASB received proceeds from the sale of residential mortgages of $85.4 million and $36.1 million for the nine months ended September 30, 2024 and 2023, respectively, and recognized gains on such sales of $1.2 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.
There were no repurchased mortgage loans for the nine months ended September 30, 2024 and 2023.
Mortgage servicing fees, a component of other income, net, were $0.9 million for the three months ended September 30, 2024 and 2023. Mortgage servicing fees, a component of other income, net, were $2.6 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
September 30, 2024	$18,284	$(10,562)	$—	$7,722
December 31, 2023	18,241	(10,072)	—	8,169
Changes related to MSRs were as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2024	2023	2024	2023
Mortgage servicing rights
Beginning balance	$7,906	$8,495	$8,169	$9,047
Amount capitalized	171	184	548	319
Amortization	(355)	(303)	(995)	(990)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	7,722	8,376	7,722	8,376
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$7,722	$8,376	$7,722	$8,376

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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Unpaid principal balance	$1,392,423	$1,402,736
Weighted average note rate	3.61%	3.47%
Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed	7.47%	5.71%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Prepayment rate:
25 basis points adverse rate change	$(232)	$(90)
50 basis points adverse rate change	(494)	(204)
Discount rate:
25 basis points adverse rate change	(171)	(203)
50 basis points adverse rate change	(340)	(402)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.

Other borrowings.  As of September 30, 2024 and December 31, 2023, ASB had $520.0 million and $200.0 million of FHLB advances outstanding, respectively, and borrowings with the Federal Reserve Bank of nil and $550.0 million, respectively. As of September 30, 2024, ASB was in compliance with all FHLB Advances, Pledge and Security Agreement requirements and all requirements to borrow at the Federal Reserve Discount Window Primary Credit Facility under 12 CFR 201.4(a) guidelines.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	September 30, 2024		December 31, 2023
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$4,672	$68	$6,246	$86
Forward commitments	4,250	10	5,500	(18)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2024		December 31, 2023
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$68	$—	$86	$—
Forward commitments	10	—	—	18
	$78	$—	$86	$18
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended September 30		Nine months ended September 30
(in thousands)		2024	2023	2024	2023
Interest rate lock commitments	Mortgage banking income	$(21)	$(34)	$(18)	$45
Forward commitments	Mortgage banking income	5	(36)	28	(3)
		$(16)	$(70)	$10	$42
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $54.4 million and $87.9 million at September 30, 2024 and December 31, 2023, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of September 30, 2024, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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
In August 2023, HEI and Hawaiian Electric drew the full committed capacity on their respective existing revolving credit facilities, totaling $175 million and $200 million, respectively. The draws were made to provide access to liquidity and support the Company’s restoration efforts on Maui. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
Asset-backed lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an asset-based lending facility (ABL Facility) credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one additional year, subject to the consent of the lenders. Hawaiian Electric received the first and second approvals from the PUC for the ABL Credit Facility Agreement that allows short-term and long-term borrowings of up to $250 million on June 27, 2024 and October 11, 2024, respectively, subject to the availability of a sufficient borrowing base of eligible receivables. The ABL Facility became effective on July 24, 2024. The ABL Facility remains undrawn as of September 30, 2024; however, the amount that could be drawn is temporarily limited due to the accrual of the wildfire tort-related claims, which reduces the amount of additional debt that could be incurred before exceeding certain financial covenants. The amount that could be drawn as of September 30, 2024 was approximately $90 million and will increase over time as earnings are generated and when HEI contributes equity related to the settlement payments or for capital expenditures.
Changes in debt. As of September 30, 2024, the Company and Hawaiian Electric were in compliance with all applicable financial covenants.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 7 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2023	$(282,963)	$1,638	$(8,025)	$(289,350)	$2,849
Current period other comprehensive income (loss)	31,260	(220)	113	31,153	(93)
Balance, September 30, 2024	$(251,703)	$1,418	$(7,912)	$(258,197)	$2,756
Balance, December 31, 2022	$(328,904)	$1,991	$(9,115)	$(336,028)	$2,861
Current period other comprehensive income (loss)	(21,330)	(827)	161	(21,996)	(166)
Balance, September 30, 2023	$(350,234)	$1,164	$(8,954)	$(358,024)	$2,695

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended September 30		Nine months ended September 30
(in thousands)	2024	2023	2024	2023
HEI consolidated
Amortization of unrealized holding losses on held-to-maturity securities	$3,366	$3,699	$9,740	$11,065	Bank revenues
Net realized gains on derivatives qualifying as cash flow hedges	(52)	(47)	(151)	(143)	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net gains recognized during the period in net periodic benefit cost	(1,244)	(446)	(2,138)	(1,160)	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	1,333	470	2,251	1,321	See Note 9 for additional details
Total reclassifications	$3,403	$3,676	$9,702	$11,083
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net gains recognized during the period in net periodic benefit cost	$(1,331)	$(547)	$(2,344)	$(1,487)	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	1,333	470	2,251	1,321	See Note 9 for additional details
Total reclassifications	$2	$(77)	$(93)	$(166)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 8 · Revenues
The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended September 30, 2024				Nine months ended September 30, 2024
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$272,541	$—	$—	$272,541	$758,602	$—	$—	$758,602
Electric energy sales - commercial	268,538	—	—	268,538	761,788	—	—	761,788
Electric energy sales - large light and power	294,421	—	—	294,421	846,448	—	—	846,448
Electric energy sales - other	4,532	—	—	4,532	14,087	—	—	14,087
Bank fees	—	13,475	—	13,475	—	38,713	—	38,713
Other sales	—	—	2,897	2,897	—	—	9,167	9,167
Total revenues from contracts with customers	840,032	13,475	2,897	856,404	2,380,925	38,713	9,167	2,428,805
Revenues from other sources
Regulatory revenue	(19,924)	—	—	(19,924)	780	—	—	780
Bank interest and dividend income	—	87,655	—	87,655	—	261,768	—	261,768
Other bank noninterest income	—	4,014	—	4,014	—	11,750	—	11,750
Other	9,509	—	725	10,234	28,821	—	977	29,798
Total revenues from other sources	(10,415)	91,669	725	81,979	29,601	273,518	977	304,096
Total revenues	$829,617	$105,144	$3,622	$938,383	$2,410,526	$312,231	$10,144	$2,732,901
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$13,475	$—	$13,475	$—	$38,713	$—	$38,713
Services/goods transferred over time	840,032	—	2,897	842,929	2,380,925	—	9,167	2,390,092
Total revenues from contracts with customers	$840,032	$13,475	$2,897	$856,404	$2,380,925	$38,713	$9,167	$2,428,805

	Three months ended September 30, 2023				Nine months ended September 30, 2023
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$257,790	$—	$—	$257,790	$753,207	$—	$—	$753,207
Electric energy sales - commercial	257,876	—	—	257,876	762,454	—	—	762,454
Electric energy sales - large light and power	284,607	—	—	284,607	855,396	—	—	855,396
Electric energy sales - other	4,688	—	—	4,688	14,628	—	—	14,628
Bank fees	—	12,067	—	12,067	—	36,370	—	36,370
Other sales	—	—	5,016	5,016	—	—	13,361	13,361
Total revenues from contracts with customers	804,961	12,067	5,016	822,044	2,385,685	36,370	13,361	2,435,416
Revenues from other sources
Regulatory revenue	(20,927)	—	—	(20,927)	3,716	—	—	3,716
Bank interest and dividend income	—	85,636	—	85,636	—	246,856	—	246,856
Other bank noninterest income	—	3,271	—	3,271	—	8,490	—	8,490
Other	10,953	—	896	11,849	30,138	—	1,179	31,317
Total revenues from other sources	(9,974)	88,907	896	79,829	33,854	255,346	1,179	290,379
Total revenues	$794,987	$100,974	$5,912	$901,873	$2,419,539	$291,716	$14,540	$2,725,795
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,067	$—	$12,067	$—	$36,370	$—	$36,370
Services/goods transferred over time	804,961	—	5,016	809,977	2,385,685	—	13,361	2,399,046
Total revenues from contracts with customers	$804,961	$12,067	$5,016	$822,044	$2,385,685	$36,370	$13,361	$2,435,416
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2023 or as of September 30, 2024. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
As of September 30, 2024, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 9 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  The Company contributed $5 million ($5 million by the Utilities) to its pension and other postretirement benefit plans during the first nine months of 2024, compared to $6 million ($6 million by the Utilities) in the first nine months of 2023. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2024 is $9 million ($9 million by the Utilities), compared to $8 million ($8 million by the Utilities) in 2023. In addition, in 2024, comparable to 2023, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
HEI consolidated
Service cost	$12,061	$11,418	$270	$385	$34,590	$34,210	$833	$1,072
Interest cost	26,542	26,022	1,808	2,075	79,554	77,265	5,542	6,389
Expected return on plan assets	(35,993)	(35,238)	(3,490)	(3,426)	(107,957)	(105,630)	(10,462)	(10,236)
Amortization of net prior period gain	—	—	—	(218)	—	—	—	(656)
Amortization of net actuarial (gain)/losses	188	138	(763)	(518)	410	515	(2,188)	(1,416)
Net periodic pension/benefit cost (return)	2,798	2,340	(2,175)	(1,702)	6,597	6,360	(6,275)	(4,847)
Impact of PUC D&Os	17,406	17,663	2,052	1,536	53,585	53,929	5,827	4,385
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,204	$20,003	$(123)	$(166)	$60,182	$60,289	$(448)	$(462)
Hawaiian Electric consolidated
Service cost	$11,670	$11,071	$266	$380	$33,502	$33,108	$822	$1,060
Interest cost	24,615	24,116	1,721	1,981	73,869	71,513	5,279	6,107
Expected return on plan assets	(33,769)	(33,029)	(3,438)	(3,374)	(101,321)	(98,972)	(10,306)	(10,081)
Amortization of net prior period gain	—	—	—	(218)	—	—	—	(654)
Amortization of net actuarial (gain)/losses	51	(16)	(742)	(503)	74	21	(2,130)	(1,370)
Net periodic pension/benefit cost (return)	2,567	2,142	(2,193)	(1,734)	6,124	5,670	(6,335)	(4,938)
Impact of PUC D&Os	17,406	17,663	2,052	1,536	53,585	53,929	5,827	4,385
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,973	$19,805	$(141)	$(198)	$59,709	$59,599	$(508)	$(553)
HEI consolidated recorded retirement benefits expense of $34 million ($34 million by the Utilities) in the first nine months of 2024 and $33 million ($32 million by the Utilities) in the first nine months of 2023 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2024 and 2023, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $8.9 million and $7.0 million, respectively, and cash contributions were $8.9 million and $7.6 million, respectively. For the first nine months of 2024 and 2023, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $5.5 million and $4.3 million, respectively.

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
As of September 30, 2024, approximately 2.5 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.9 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of September 30, 2024, there were 168,177 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2024	2023	2024	2023
HEI consolidated
Share-based compensation expense [1]	$0.1	$2.4	$3.2	$8.3
Income tax benefit	—	0.5	0.3	1.6
Hawaiian Electric consolidated
Share-based compensation expense (benefit) [1]	(0.1)	0.7	1.1	2.5
Income tax benefit (expense)	(0.1)	0.1	0.1	0.5
1    For the three and nine months ended September 30, 2024 and 2023, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in millions)	2024	2023	2024	2023
Shares granted	—	—	—	40,450
Fair value	$—	$—	$—	$1.5
Income tax benefit	—	—	—	0.4
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2024		2023		2024		2023
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	89,869	$42.08	199,130	$41.22	189,024	$41.23	182,528	$39.75
Granted	—	—	—	—	—	—	100,088	42.41
Vested	—	—	—	—	(98,084)	40.43	(81,112)	39.37
Forfeited	—	—	—	—	(1,071)	41.97	(2,374)	41.79
Outstanding, end of period	89,869	$42.08	199,130	$41.22	89,869	$42.08	199,130	$41.22
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$—		$4.2
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
For the nine months ended September 30, 2024 and 2023, total restricted stock units and related dividends that vested had a fair value of $1.4 million and $3.7 million, respectively, and the related tax benefits were $0.3 million and $0.8 million, respectively.
As of September 30, 2024, there was $2.2 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.2 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended September 30				Nine months ended September 30
	2024		2023		2024		2023
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	109,262	$33.75	79,284	$50.28	76,477	$50.11	71,574	$47.67
Granted	—	—	—	—	62,152	17.28	27,123	55.98
Vested (issued or unissued and cancelled)	—	—	—	—	(28,577)	41.12	(18,691)	48.62
Forfeited	—	—	—	—	(790)	55.64	(722)	48.92
Outstanding, end of period	109,262	$33.75	79,284	$50.28	109,262	$33.75	79,284	$50.28
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$1.1		$1.5
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
As of September 30, 2024, there was $1.5 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2024		2023		2024		2023
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	561,812	$23.25	357,477	$38.78	327,085	$39.44	309,589	$39.50
Granted	—	—	—	—	362,963	13.09	108,499	42.41
Vested	—	—	—	—	(113,118)	34.93	(62,778)	48.07
Increase above target (cancelled)	(49,603)	41.32	4,277	38.02	(61,556)	41.52	10,278	37.77
Forfeited	—	—	—	—	(3,165)	42.06	(3,834)	43.53
Outstanding, end of period	512,209	$21.50	361,754	$39.17	512,209	$21.50	361,754	$39.17
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—		$4.8		$4.6
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2024 and 2023, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and $2.9 million, respectively, and the related tax benefits were $0.4 million and $0.6 million, respectively.
As of September 30, 2024, there was $5.3 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.8 years.
Note 11 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) for the nine months ended September 30, 2024 were 26% tax benefit. These rates differed from the combined statutory rates, primarily due to the substantial pretax loss, Utilities’ amortization of excess deferred income taxes related to the provision in the 2017 Tax Cuts and Jobs Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments and the non-taxability of the bank-owned life insurance income.
In August 2020, the Internal Revenue Service notified the Company that its 2017 and 2018 income tax returns would be examined. The Company was previously audited every year through 2011, at which time the IRS changed their internal policies regarding audit frequency. In May 2024, the IRS proposed a disallowance of $8.5 million from the $12.9 million of additional R&D tax credits claimed for the 2016 to 2018 tax years. The Company accepted the proposed adjustment in September 2024 which resulted in an additional $1 million of 2016-2018 R&D tax credits and release of the related previously recorded uncertain tax position reserve. Total additional tax benefit recognized in September 2024 was $1.6 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 12 · Cash flows

Nine months ended September 30	2024	2023
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$175	$104
Income taxes paid (including refundable credits)	34	28
Income taxes refunded (including refundable credits)	—	1
Hawaiian Electric consolidated
Interest paid to non-affiliates	59	45
Income taxes paid (including refundable credits)	53	38
Income taxes refunded (including refundable credits)	—	2
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	9	9
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	33	45
Right-of-use assets obtained in exchange for finance lease obligations (financing)	108	76
Right-of-use assets obtained in exchange for operating lease obligations (investing)	4	1
Common stock issued (gross) for director and executive/management compensation (financing)[1]	3	8
Obligations to fund low income housing investments (investing)	—	7
Loans transferred from held for investment to held for sale (investing)	29	95
Transfer of retail repurchase agreements to deposit liabilities (financing)	—	98
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	9	9
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	33	43
Right-of-use assets obtained in exchange for finance lease obligations (financing)	107	76
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2024
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,084,083	$—	$1,070,148	$13,935	$1,084,083
Held-to-maturity investment securities	1,159,229	—	1,086,205	—	1,086,205
Stock in Federal Home Loan Bank	29,204	—	29,204	—	29,204
Loans, net	5,975,318	—	2,698	5,669,632	5,672,330
Mortgage servicing rights	7,722	—	—	17,046	17,046
Derivative assets	16,991	10	792	—	802
Financial liabilities
HEI consolidated
Deposit liabilities - time certificates	1,064,978	—	1,058,464	—	1,058,464
Other bank borrowings	520,000	—	520,677	—	520,677
Long-term debt, net—other than bank	2,836,539	—	2,289,207	—	2,289,207
Derivative liabilities	21,867	—	116	—	116
Hawaiian Electric consolidated
Long-term debt, net	1,934,980	—	1,519,620	—	1,519,620
December 31, 2023
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,136,439	$—	$1,122,081	$14,358	$1,136,439
Held-to-maturity investment securities	1,201,314	—	1,103,668	—	1,103,668
Stock in Federal Home Loan Bank	14,728	—	14,728	—	14,728
Loans, net	6,121,606	—	15,176	5,723,823	5,738,999
Mortgage servicing rights	8,169	—	—	18,722	18,722
Derivative assets	16,880	—	1,058	—	1,058
Financial liabilities
HEI consolidated
Deposit liabilities - time certificates	1,063,907	—	1,053,101	—	1,053,101
Other bank borrowings	750,000	—	747,508	—	747,508
Long-term debt, net—other than bank	2,842,429	—	2,133,225	—	2,133,225
Derivative liabilities	28,449	18	303	—	321
Hawaiian Electric consolidated
Long-term debt, net	1,934,277	—	1,385,025	—	1,385,025

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2024			December 31, 2023
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,028,627	$—	$—	$1,077,168	$—
U.S. Treasury and federal agency obligations	—	7,597	—	—	12,010	—
Corporate bonds	—	33,924	—	—	32,903	—
Mortgage revenue bonds	—	—	13,935	—	—	14,358
	$—	$1,070,148	$13,935	$—	$1,122,081	$14,358
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$68	$—	$—	$86	$—
Forward commitments (bank segment)[1]	10	—	—	—	—	—
Interest rate swap (Other segment)[2]	—	724	—	—	972	—
	$10	$792	$—	$—	$1,058	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$—	$—	$—	$18	$—	$—
Interest rate swap (Other segment)[2]	—	116	—	—	303	—
	$—	$116	$—	$18	$303	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2024 and 2023.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended September 30		Nine months ended September 30
Mortgage revenue bonds	2024	2023	2024	2023
(in thousands)
Beginning balance	$14,076	$14,630	$14,358	$14,902
Principal payments received	(141)	(136)	(423)	(408)
Purchases	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$13,935	$14,494	$13,935	$14,494
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of September 30, 2024, the weighted average discount rate was 5.49%, which was derived by incorporating a credit spread over the one month SOFR. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of September 30, 2024 and December 31, 2023, there were no financial instruments measured at fair value on a nonrecurring basis.
For the nine months ended September 30, 2024 and 2023, there were no adjustments to fair value for ASB’s loans held for sale.

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
As of November 4, 2024, HEI and the Utilities have each been named in approximately 750 lawsuits related to the Maui windstorm and wildfires. These civil and class action lawsuits are pending in the Maui Circuit Court against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively, tort-related legal claims). One class action is also pending in federal court. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, one lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. Defendants have asserted cross-claims against one another for indemnification, contribution, and subrogation. In addition to the tort-related legal claims, the Company is also involved in a securities class action and six shareholder lawsuits. See Note 2 of the Condensed Consolidated Financial Statements.
Effective November 1, 2024, HEI and Hawaiian Electric entered into two definitive settlement agreements (collectively, the Settlement Agreements) to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires (expressly excluding securities and derivative actions) on a global basis without any admission of liability. Under the Settlement Agreements, subject to certain conditions (including those described below), HEI and Hawaiian Electric, along with other defendants (the State of Hawaii, the County of Maui, Kamehameha Schools, entities affiliated with the West Maui Land Co., Hawaiian Telcom, and Spectrum/Charter Communications) have agreed to settle the claims of those who filed lawsuits in state and federal courts, or who may have claims but have not yet filed lawsuits, in connection with the Maui windstorm and wildfires. One Settlement Agreement is between the defendants, class counsel, and class plaintiffs (the Class Settlement Agreement), and the other is between the defendants and over 30 lawyers representing numerous individual plaintiffs who have brought their own lawsuits (the Individual Settlement Agreement). The Settlement Agreements do not resolve claims with insurers who have asserted or could assert subrogation claims in separate lawsuits and such insurers are not parties to the Settlement Agreements, but resolving such claims in the manner set forth in the Settlement Agreements (described below) is a condition that must be satisfied before any payment is due from the defendants. Both Settlement Agreements remain subject to court approval and other conditions, including those set out below.
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes $75 million previously contributed for the One ‘Ohana Initiative, which is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. HEI and Hawaiian Electric must pay such amounts in four equal annual installments of $479 million, with the first installment expected to be made in late 2025. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. HEI has agreed to transfer the amount of the first payment, $479 million, into a new subsidiary, which is restricted from disbursing such funds except in connection with the initial payments to the settlement funds. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which, $3.5 million was accrued as of September 30, 2024 based on the best estimate at this time.
The Settlement Agreements are intended to resolve all of the tort-related legal claims related to the Maui windstorm and wildfires. The Class Settlement Agreement provides releases by plaintiffs to the defendants, and among defendants, for acts and omissions relating to the Maui windstorm and wildfires. The Individual Settlement Agreement provides that individual plaintiffs who elect to accept the settlement will sign releases. The releases in the Settlement Agreements, including those among defendants (subject to certain conditions), are effective on the initial payment due date. The Settlement Agreements also provide that $500 million of the total settlement payments will be reserved and made available to defendants to defray the cost to resolve any claims brought by nonparticipating plaintiffs. Defendants have the right to terminate the Settlement Agreements under certain circumstances, including if more than specified thresholds of plaintiffs choose not to participate in the settlement.
The Settlement Agreements contain multiple conditions that must be met before any payment from HEI and Hawaiian Electric to the settlement funds are due. Those conditions include, among others, resolving claims of the insurers (either through agreement or a final court order stating that the insurers cannot maintain independent lawsuits against the defendants), legislation appropriating money from the state, and court approval of the Settlement Agreements.
The Settlement Agreements do not resolve claims with insurers who have asserted subrogation claims in separate lawsuits, and such insurers are not parties to the Settlement Agreements. However, the Settlement Agreements provide that all subrogation claims by insurers that have been or could be brought against defendants arising out of the Maui windstorm and wildfires must be resolved in order for HEI and Hawaiian Electric’s payment obligation to arise. The Settlement Agreements include a condition to the defendants’ obligations providing that by May 19, 2025, either (a) insurers that have brought claims arising out of the Maui windstorm and wildfires enter into a written agreement that provides for releases of all claims against the defendants, or (b) that there is a final and unappealable court order providing that if the final definitive agreement between the plaintiffs and the defendants becomes effective, then those same insurers’ exclusive remedy for any claims against the defendants would be limited to asserting liens against the settlement amounts obtained by the individual plaintiffs. The Supreme Court of Hawaii is currently considering three reserved questions regarding the scope of Hawaii subrogation law that may resolve the condition described in this paragraph in the manner described in (b) above. The parties’ briefing on these questions is expected to conclude in December 2024. No date for oral argument has been set.
The foregoing descriptions of the Settlement Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Settlement Agreements attached as exhibits to the Form 8-K that was filed with the SEC on November 5, 2024.
In the third quarter of 2024, HEI and Hawaiian Electric evaluated various financing plans to pay the proposed settlement in a lump sum and determined that paying in four equal annual installments is the most viable option as of September 30, 2024 and aligns with the Companies’ expectations of how the settlement amount will be paid. Therefore, the Utilities revised their total settlement accrual to $1.92 billion, classifying the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a non-current liability on the Utilities’ Condensed Consolidated Balance Sheet as of September 30, 2024. The Settlement Agreements contain no admission of any liability by HEI or the Utilities and reflects the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities have recorded an additional $40 million in other accounts receivable, net on the Utilities’ Condensed Consolidated Balance Sheet as of September 30, 2024, based on the amounts expected to be remaining under the applicate insurance policies at time of settlement payment.
In an effort to finance the first settlement payment, on September 25, 2024, HEI completed the sale of 62.2 million shares of common stock. The shares were issued under a registration statement registering up to $575 million of common stock. The net proceeds from the sale of common stock amounted to approximately $557.7 million. In addition, on September 19, 2024, HEI filed with the SEC an at-the-market (ATM) offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program. HEI is working with its financial advisors on additional financing plans to raise capital necessary to fund the remaining settlement amount.
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
On September 13, 2024, the Hawaii Attorney General released the second of three reports, concerning the timeline and facts of the Maui windstorm and wildfires (the second AG report). The second AG report focused on the events that occurred prior to, during, and immediately following the fire in Lahaina in the afternoon of August 8, 2023, including preparedness efforts, weather and its impact to infrastructure, and other fires occurring on Maui. It did not address the cause or origin of the fires. The third planned report is expected to provide recommendations to address future events.
On October 2, 2024, the MFD released its Origin and Cause Report on the fires in Lahaina on August 8, 2023, incorporating the investigative report by the Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF). The MFD/ATF reports conclude that the afternoon Lahaina fire on August 8, 2023 was a rekindle of the morning fire, and that the morning fire was caused by a damaged powerline that emitted sparks that ignited overgrown vegetation. The MFD/ATF reports classified the cause of the fire as “accidental.”
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
In the third quarter of 2024, economic conditions in Hawaii remained stable with seasonally adjusted unemployment rate at 2.9% for September 2024 and the average daily passenger count was 3.9% higher than the comparable period in the prior year. While economic conditions remained stable during the quarter, the Utility’s kWh sales in the third quarter of 2024 were down by 1.6%, compared to the third quarter of 2023 due to a decrease in Maui sales from the Maui windstorm and wildfires and the continued adoption of energy efficiency measures and distributed energy resources. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 4 of the Condensed Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, net interest margin for the third quarter of 2024 was 2.82% as compared to 2.79% and 2.70% for the prior quarters ended June 30, 2024 and September 30, 2023, respectively. The increase in net interest margin was primarily due to the continued benefit from the sale of investment securities in the fourth quarter 2023 which was used to pay down maturing higher costing liabilities during the first quarter 2024. In addition, yields from earning assets increased primarily due to higher loan yields.
ASB’s funding cost, which impacts its net interest margin, is driven by the mix of its funding sources, with the lowest cost source of funding provided by its core deposits. At September 30, 2024, core deposits were down approximately 2.1% from year end 2023, resulting in an increase in its overall cost of funds. Looking forward, ASB expects that its deposit base will remain relatively flat to down, given the higher interest rate environment, as well as inflationary pressures on customers that may drive increased spending. ASB also expects that the higher interest rate environment will continue to pressure funding costs and its deposit mix as customers move funds into higher costing certificate of deposits, which in turn will affect net interest income and net interest margin.
Since its peak in June 2022, monthly inflation rates have decreased as reflected in the U.S. Consumer Price Index (CPI) to a moderate level of 2.4% as of September 30, 2024. Inflationary pressures have not dissipated, which may result in additional Federal Reserve interest rate cuts going forward.
Short-term interest rates still remain elevated as a result of the Federal Reserve’s rate increases to the federal funds target rate from March 2022 through July 2023. Although the Federal Reserve lowered interest rates in September 2024 by 1/2 percentage point, the higher interest rate environment has impacted the fair value of the Bank’s investment portfolio, which declined and was recorded as an other comprehensive loss. Unrealized losses on held-to-maturity (HTM) securities are not recorded to other comprehensive loss because ASB has the intent and ability to hold the securities till maturity and recover its full investment. At September 30, 2024, the unrealized losses on HTM securities not recorded to other comprehensive losses was approximately $53 million after tax.
In September 2024, Pacific Current recorded a pretax long-lived asset impairment charge of $35.2 million after determining it was more-likely-than-not that the long-lived assets of Pacific Current will be sold significantly before the end of their previously estimated useful life and that the fair value of certain long-lived assets of Pacific Current were less than its carrying value. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, cash flows or any debt covenants under the Company’s existing credit agreements. See Note 3 of the Condensed Consolidated Financial Statements for additional discussion.
For further discussion of the impacts of inflation and other macro-economic factors impacting the Utilities and the Bank, see “Recent Developments” in the Electric utility and Bank sections below.
RESULTS OF OPERATIONS

	Three months ended September 30		%
(in thousands)	2024	2023	change	Primary reason(s)*
Revenues	$938,383	$901,873	4	Increase for the electric utility and bank segments, partly offset by decreases for the “other” segment.
Operating income (loss)	(126,548)	75,111	(268)
Decrease for the electric utility segment due to an adjustment to the wildfire tort-related claims, net of insurance, amounting to $163.0 million and higher operating loss for the “other” segment due to the $35.2 million impairment charge at Pacific Current, partly offset by increase for the bank segment. See below for HEI Consolidated Maui windstorm and wildfires costs, net.

Net income (loss) for common stock	(104,402)	41,118	(354)
Lower net income for the electric utility segment and higher net loss for the “other” segment, partly offset by higher net income for the bank segment primarily due to the reasons above. See below for HEI Consolidated Maui windstorm and wildfires costs, net and effective tax rate explanation.

	Nine months ended September 30		%
(in thousands)	2024	2023	change	Primary reason(s)*
Revenues	$2,732,901	$2,725,795	—	Increase for the bank segment, partly offset by decreases for the electric utility and “other” segments.
Operating income (loss)	(1,769,104)	261,608	NM
Decrease for the electric utility (includes second quarter of 2024 wildfire tort-related claims of $1.71 billion and third quarter of 2024 adjustment to the wildfire tort-related claims, net of insurance, amounting to $163.0 million) and bank (includes second quarter of 2024 goodwill impairment of $82.2 million) segments and higher operating loss for the “other” segment due to the $35.2 million impairment charge at Pacific Current. See below for HEI Consolidated Maui windstorm and wildfires costs, net.

Net income (loss) for common stock	(1,357,764)	150,449	NM
Lower net income for the electric utility and bank segments and higher net loss for the “other” segment primarily due to the reasons above. See below for HEI Consolidated Maui windstorm and wildfires costs, net and effective tax rate explanation.

*  Also, see segment discussions which follow.
NM - Not meaningful.
The Company’s effective tax rates for the third quarters of 2024 and 2023 were 30% tax benefit and 15% tax expense, respectively. The Company’s effective tax rates for the first nine months of 2024 and 2023 were 26% tax benefit and 20% tax expense, respectively. The effective tax rates for the third quarter and the first nine months of 2024 were higher than the comparable periods in 2023 primarily due to the substantial pretax loss and the smaller impact of permanent items on the effective tax rates including higher non-taxable bank-owned life insurance, higher tax-exempt interest, and federal research and development tax credit claims in 2024, partially offset by an increase in excess taxes related to vesting of share-based awards, no dividend deduction due to suspension of dividends, and lower amortization in 2024 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.

For the three and nine months ended September 30, 2024 and 2023, the Company’s incremental expenses related to the Maui windstorm and wildfires described in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

	Three months ended September 30, 2024
(in thousands)	Electric utility		Bank	Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$11,821		$758	$5,384	$17,963
Outside services expense	639		376	316	1,331
Provision for credit losses	—		(200)	—	(200)
Wildfire tort-related claims	203,000	[2]	—	—	203,000
Other expense	10,257	[3]	(42)	649	10,864
Interest expense	2,533		—	905	3,438
Total Maui windstorm and wildfires related expenses	228,250		892	7,254	236,396
Insurance recoveries	(49,625)		—	(2,533)	(52,158)
Deferral treatment approved by the PUC[1]	(8,589)		—	—	(8,589)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$170,036		$892	$4,721	$175,649

	Nine months ended September 30, 2024
(in thousands)	Electric utility		Bank	Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$40,169		$1,660	$16,161	$57,990
Outside services expense	2,420		2,383	1,053	5,856
Provision for credit losses	—		(2,500)	—	(2,500)
Wildfire tort-related claims	1,915,000	[2]	—	—	1,915,000
Other expense	25,139	[3]	(308)	1,983	26,814
Interest expense	8,964		—	2,685	11,649
Total Maui windstorm and wildfires related expenses	1,991,692		1,235	21,882	2,014,809
Insurance recoveries	(75,973)		—	(7,637)	(83,610)
Deferral treatment approved by the PUC[1]	(24,143)		—	—	(24,143)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,891,576		$1,235	$14,245	$1,907,056

	Three and nine months ended September 30, 2023
(in thousands)	Electric utility	Bank	Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$6,251	$550	$3,950	$10,751
Outside services expense	4,706	750	678	6,134
Provision for credit losses	—	5,900	—	5,900
Wildfire tort-related claims	75,000	—	—	75,000
Other expense	2,482	1,357	3	3,842
Interest expense	503	—	452	955
Total Maui windstorm and wildfires related expenses	88,942	8,557	5,083	102,582
Insurance recoveries	(75,000)	—	—	(75,000)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries	$13,942	$8,557	$5,083	$27,582
1    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires. Amounts were reclassified to a regulatory asset. See Note 2 of the Condensed Consolidated Financial Statements.
2    Represents the provision to record the Utilities’ settlement of all wildfire tort-related legal claims and cross claims as of September 30, 2024. See Note 2 of the Condensed Consolidated Financial Statements.
3    Includes $3.5 million and $13.1 million pursuant to an agreement to settle indemnification claims asserted by the State of Hawaii, for the three and nine months ended September 30, 2024, respectively, also includes $3.5 million accrual related to the Utilities’ share of settlement administration fees for both three and nine months ended September 30, 2024. See Note 2 of the Condensed Consolidated Financial Statements.
Note: Other segment Maui windstorm and wildfires related expenses - legal, outside services and other are included in “Expenses-Other” and interest expense is included “Interest expense, net—other than on deposit liabilities and other bank borrowings” on the HEI and subsidiaries Condensed Consolidated Statements of Income. See Electric utility and Bank sections below for more detail.
Since the Maui windstorm and wildfires on August 8, 2023 through September 30, 2024, HEI and its subsidiaries have incurred approximately $2.2 billion of Maui windstorm and wildfires expenses, including the Utilities’ estimate of the losses related to a settlement of all wildfire tort-related legal claims and cross claims and the One ‘Ohana Initiative contribution. Certain of these costs are reimbursable under excess liability insurance, professional liability and directors and officers liability insurance policies. As of September 30, 2024, HEI and its subsidiaries have approximately $16 million, nil and $130 million of insurance coverage remaining under the excess liability, professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts and estimated insurance recoveries, including the One ‘Ohana Initiative contribution.
With the Company accruing its losses related to a settlement of all wildfire tort-related legal claims and cross claims as of September 30, 2024, the Company still expects the Electric utility and HEI to continue to incur primarily legal expenditures in connection with the Maui windstorm and wildfires; however, the Company has partially mitigated the financial impact through insurance recoveries as well as the Utilities obtaining deferral treatment for incremental non-labor expense. At ASB, the lessening of loss uncertainties related to the Maui windstorm and wildfires have had a positive impact on its provision for credit losses, improving loss rates and lower loan portfolio balances.
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
In the third quarter, the average daily passenger count was 3.9% higher than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, including Japanese travelers, remaining at lower levels. In the third quarter, international visitor arrivals (excluding Japan) remained 22.8% below 2019 levels. Due to the weak yen, Japanese visitors are 40.5% below 2019 levels.
Hawaii’s seasonally adjusted unemployment rate in September 2024 was 2.9%, which was slightly lower compared to the September 2023 rate of 3.0%. The national unemployment rate in September 2024 was 4.1% compared to 3.8% in September 2023. According to the most recent forecast by UHERO, issued on September 20, 2024, job growth in the state will decrease to 0.7% for 2024 and 0.8% for 2025. Although visitor recovery after the wildfires was somewhat stronger than expected, that recovery has now stalled as Maui hotels are seeing falling occupancy rates. Similarly, employment on Maui remains on a slow, delayed path to recovery, and remains more than 4,000 jobs below pre-wildfire levels. Unemployment in Maui County is predicted to average 4.0% in 2024, slightly receding to 3.5% by 2026.
Hawaii real estate activity through September 2024, as indicated by Oahu’s home resale market, resulted in an increase in the median sales price of 1.0% for condominiums and an increase of 4.8% for single-family homes compared to the same period in 2023, with the September median single-family home price of $1,112,722, below the record $1,153,500 set in May 2022. The number of closed sales through September 2024 decreased 5.6% for condominiums and increased 5.8% for single-family residential homes compared to the same period in 2023.
Hawaii’s petroleum product prices relate to the crude oil in international markets. The price of crude oil has decreased about 7.9% over the same quarter in the prior year.
At its September 18, 2024 meeting, the Federal Open Market Committee (FOMC) decided to lower the federal funds rate target range by 1/2 percentage point to 4.75% - 5.0%. The FOMC’s decision reflects a greater confidence that inflation is moving sustainably toward 2 percent. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities, agency debt, and agency mortgage-backed securities.

UHERO forecasts full year 2024 real GDP growth of 1.0%, an increase in total visitor arrivals of 0.9%, an increase in real personal income of 1.4%, and an unemployment rate of 3.0% for the state. The post-wildfire recovery of the Maui visitor industry has stalled, while tourism across the rest of the state has remained strong amongst favorable economic conditions. Although the 2024 U.S. economy continues to expand supported by strong consumer spending and business investment there are signs of economic weakening, including in the labor markets. While this may result in a slowing of the U.S. economy, a recession is not expected in the coming months.
See also “Recent Developments” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact of recent events.
“Other” segment.

	Three months ended September 30
(in thousands)	2024	2023	Primary reason(s)
Revenues	$3,622	$5,912	The revenues for the third quarter of 2024 were lower than the comparable period in 2023 primarily due to lower sales at Pacific Current[1] subsidiaries.
Operating loss	(45,156)	(8,806)
The higher operating loss is due to a $35.2 million impairment loss on certain long-lived assets at Pacific Current. Corporate expenses for the third quarter of 2024 were $1.4 million higher than the same period in 2023.

Net loss	(40,595)	(13,708)	Increase in net loss due to the same factors cited for the change in operating loss above. Also see effective tax rate explanations above.

	Nine months ended September 30
(in thousands)	2024	2023	Primary reason(s)
Revenues	$10,144	$14,540	The revenues for the first nine months of 2024 were lower than the comparable period in 2023 primarily due to lower sales at Pacific Current[1] subsidiaries.
Operating loss	(74,773)	(20,197)
The first nine months of 2024 and 2023 include $45.7 million and $1.8 million of operating loss, respectively, from Pacific Current[1]. The higher operating loss is primarily due to a $35.2 million impairment loss on certain long-lived assets at Pacific Current in the third quarter of 2024, $3.5 million impairment loss on assets damaged in a March 2024 fire at Mahipapa and lower Pacific Current asset performances mainly at Hamakua Energy and Mahipapa due to unexpected plant shut downs in the first quarter of 2024 as compared to the prior year period. Corporate expenses for the first nine months of 2024 were $10.7 million higher than the same period in 2023, primarily due to $6.9 million of higher Maui windstorm and wildfires related costs, net of insurance recovery for the first nine months of 2024 than the same period in 2023.

Net loss	(78,931)	(35,451)	Increase in net loss due to the same factors cited for the change in operating loss above. Also see effective tax rate explanations above.
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
In September 2024, Pacific Current recorded a pretax long-lived asset impairment charge of $35.2 million after determining it was more-likely-than-not that the long-lived assets of Pacific Current will be sold significantly before the end of their previously estimated useful life and that the fair value of certain long-lived assets of Pacific Current were less than its carrying value. In addition, HEI forgave its intercompany loan receivable from Mahipapa, including accrued interest, amounting to $9.6 million. Concurrently, Mahipapa classified its intercompany loan payable to HEI, including accrued interest, of an equivalent amount as an equity contribution. These transactions were accounted for as equity transactions and offset in the Company’s Condensed Consolidated Balance Sheets.
The impairment charge and intercompany loan transactions were non-cash in nature and did not affect the Company’s current liquidity, cash flows or any debt covenants under the Company’s existing credit agreements.
In late February 2024, Hamakua Energy’s first combustion turbine (CT1) and its leased combustion turbine (leased CT) unexpectedly sustained damages resulting in a plant shut down on Hawaii Island. The Company is currently conducting an investigation into the root cause of the damages. Upon inspection of CT1, it was determined that the unit was not serviceable. Due to the generation capacity shortfall on Hawaii Island (refer to “System reliability” in “Recent developments” of Hawaiian Electric’s MD&A below), and the extensive timeline and cost to overhaul CT1, management decided to retire and replace CT1. Due to the age of the unit, the net book value is immaterial. In April 2024, Hamakua Energy purchased a new combustion turbine and installed the unit in May 2024 at a total cost of approximately $8.3 million. The new CT1 was placed into service in June 2024. Pursuant to the lease pool program agreement, the leased CT was returned to the lessor and a new leased CT had been delivered and placed into service in September 2024 bringing Hamakua Energy back to full capacity. Hamakua Energy’s second combustion turbine (CT2) is currently in a scheduled overhaul which has incurred delays due to supply shortages. The CT2 overhaul is expected to be completed and the unit placed back into service in the first quarter of 2025. Hamakua Energy is currently working with its legal counsel and insurance company on seeking recovery of its losses related to damages sustained to its plant facilities.
In March 2024, a fire destroyed the cooling tower at the Mahipapa facility on Kauai. The fire was ignited from a vendor’s welding activities being performed on the cooling tower during its scheduled maintenance. As a result, the plant is currently shut down while repairs are being performed. Mahipapa recorded an impairment loss of $3.5 million in March 2024. The Company expects to complete its repairs and bring the facility back online in the fourth quarter of 2024. Mahipapa is currently working with its legal counsel and insurance company on seeking reimbursement of its losses related to damages sustained to its plant facilities.
FINANCIAL CONDITION
Liquidity and capital resources.  See “Credit and Capital Market Risk” in Item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2023 Form 10-K and in Item 1A. Risk Factors below.
As of September 30 2024, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax), related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). For the three and nine months ended September 30, 2024, HEI and its subsidiaries incurred net losses of approximately $104 million and $1.36 billion, respectively.
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
Management believes HEI’s and the Utilities’ current combined cash balance, excluding ASB, at September 30, 2024 of $825.3 million and the available capacity on Hawaiian Electric’s ABL facility (see Note 6 of the Condensed Consolidated Financial Statements), additional liquidity under HEI’s recently registered ATM program as well as expenditure reduction efforts have effectively alleviated the conditions that caused substantial doubt regarding HEI’s and Utilities’ ability to continue as a going concern, as the Company has available sufficient liquidity to fund the first installment of the settlement of wildfire tort claims expected to be made in late 2025 and the Company’s other cash obligations for the next 12 months following the issuance of its financial statements. The plans that have been implemented have mitigated the conditions that previously caused the substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern as of the date of filing its 2024 second quarter financial statements. HEI is working with its financial advisors on additional financing plans to raise capital necessary to fund the remaining settlement amount. See Note 1 of the Condensed Consolidated Financial Statements for additional discussion. If the financing plans are unsuccessful, the Company may need to consider other strategic alternatives. See further discussion in Part II. Other Information—Item 1A. Risk Factors.
At the end of the quarter, HEI and Hawaiian Electric had no commercial paper outstanding. As of September 30, 2024, ASB’s unused FHLB borrowing capacity was approximately $1.5 billion and ASB had unpledged investment securities of $1.1 billion that were available to be used as collateral for additional borrowing capacity. At both September 30, 2024 and December 31, 2023, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was nil. As of September 30, 2024, HEI consolidated has $2.8 billion of long-term debt, net - other than bank, of which $60 million is due within 12 months and $284 million is due within 24 months.

As of September 30, 2024, HEI’s cash and cash equivalents balance, excluding its subsidiaries, was $677.7 million, compared to $137 million as of December 31, 2023. The increase in cash and cash equivalents balance was primarily the result of the sale of common stock in September 2024. The Company believes that its cash and cash equivalents, including the additional liquidity under its $250 million ATM program, would be sufficient to meet the Company’s cash requirements in the next 12 months following the issuance of the financial statements. However, the Company expects that liquidity will continue to be impacted in the long-term primarily due to the remaining liability payments to settle wildfire claims; the result of the August 2023 downgrades of their credit ratings to below investment grade which prevents the Company from accessing unsecured, short-term borrowings and continues to restrict access to the capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms; extended plant shutdowns at Pacific Current’s Mahipapa facility; and higher working capital requirements resulting from inflation and elevated fuel prices. Although the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims, the Company is currently working with its financial advisors on a financing plan to raise the additional capital necessary to fund the remaining settlement of wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful.
For the Utilities, while fuel prices have moderated from their highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and higher customer accounts receivable balances as fuel is consumed and billed to customers. While the accounts receivable balance has decreased since December 2023, it remains elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2023 and year-to-date 2024, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic accounts receivable balances, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, however, it has and will continue to lead to higher bad debt expense. As of September 30, 2024, approximately $16.3 million of the Utilities’ accounts receivables were over 30 days past due, which is a decrease of approximately 26% since December 2023. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below).
If further liquidity is deemed necessary in the short term, Hawaiian Electric could also use its available capacity on its $250 million ABL facility, reduce the pace of capital spending related to non-essential projects, manage O&M expenses, seek borrowings on a secured basis, and explore asset sales.
At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $333 million as of September 30, 2024, compared to $435 million as of December 31, 2023. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the Hawaii economic outlook remains stable, there are emerging risks from potential continued turmoil in the banking industry, inflation, higher interest rates and the tightening of monetary policy that increase the risk of a recession, which could create increased uncertainty regarding the impact on loan performance and the allowance for credit losses (see “Recent Developments” in the Bank section below).
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
The Company’s credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms. Through the sale of common stock in September 2024, the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims expected to be made in late 2025. The Company is currently working with its financial advisors on a financing plan to raise the additional capital required to fund its remaining wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), the suspension of dividends from its subsidiaries, the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy and geopolitical situations, create significant uncertainty, and the Company cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Company’s financing plan, cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows.

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2024		December 31, 2023
Long-term debt, net—other than bank	$2,837	64%	$2,842	54%
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,577	35	2,345	45
	$4,448	100%	$5,221	100%
On August 26, 2024, S&P revised HEI’s outlook to “Watch Negative” from “Negative” and affirmed the “B-” issuer credit rating. On October 25, 2024, Fitch updated HEI’s outlook to “Stable” from “Watch Negative”, while affirming the “B” issuer credit rating. The downgrades of HEI’s credit ratings will continue to adversely impact its ability to access capital markets and other sources of debt financing, if at all, in a timely manner and on acceptable terms.
On September 25, 2024, HEI completed the sale of 62.2 million shares of common stock. The shares were issued under a registration statement registering up to $575 million of common stock. The net proceeds from the sale of common stock amounted to approximately $557.7 million and will be used to fund the Company’s contribution to the expected Maui wildfire tort litigation settlement and for general corporate purposes.
On September 19, 2024, HEI filed with the SEC an at-the-market (ATM) offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program.
There were no new issuances of common stock through the Dividend Reinvestment Program (DRIP), HEIRSP or the ASB 401(k) Plan in the nine months ended September 30, 2024 and 2023.
For the first nine months of 2024, net cash provided by operating activities of HEI consolidated was $351 million. Net cash used by investing activities for the same period was $24 million, primarily due to capital expenditures and ASB’s contributions to low income housing investments and purchase of FHLB stock, net of redemption, partly offset by ASB’s net decrease in loans held for investment, receipt of investment security repayments and maturities and sale of commercial loans. Net cash provided by financing activities during this period was $152 million primarily due to net proceeds from issuance of common stock, partly offset by net decreases in ASB’s other bank borrowings and deposit liabilities.
Dividends.  The payout ratios for the first nine months of 2024 and full year 2023 were nil and 59%, respectively. The HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives. In August 2023, due to the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter dividend. This action is intended to allow the Company to provide additional liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utilities and Bank. The ASB Board of Directors determined to suspend its quarterly cash dividends to HEI, starting after the second quarter 2023 dividend, to help ensure maximum possible Bank liquidity and capital. The Hawaiian Electric Board of Directors determined it would suspend its quarterly dividends to HEI, starting with the second quarter 2024 dividend, which would have been paid in the third quarter of 2024. The decision of the Hawaiian Electric Board of Directors to suspend its dividend to HEI was based upon the size of the proposed settlement of wildfire tort litigation and the fact that, although HEI and the Utilities have sufficient liquidity to fund the first settlement payment, no definitive funding plan currently exists for the remaining settlement payment liability.
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
In 2024, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax) related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). For the three and nine months ended September 30, 2024, the Utilities incurred net losses of approximately $83 million and $1.27 billion, respectively.
In the third quarter of 2024, operation and maintenance expenses were higher by approximately $20 million, or 14%, as compared to the same period in 2023. The increase was mainly due to more generation maintenance work performed, wildfire mitigation program expenditures related to inspections, higher property and general liability insurance costs, and an agreement to settle indemnification claims asserted by the State of Hawaii, partially offset by costs incurred associated with the Maui windstorm and wildfires in 2023.
In the third quarter of 2024, kWh sales volume increased 1.6% compared to the same period in 2023. The increase reflects the recovery since the Maui windstorm and wildfires as Maui consumption increased 3.8% in the third quarter of 2024 compared to the same period in 2023. Additionally, increased tourism, especially on Oahu, in 2024 further contributed to the increase of kWh sales.
The price of crude oil has decreased about 7.9% over the same quarter in the prior year. The Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum exposure annually).
In September 2024, the consumer price index increased 2.4% over the last 12 months. In Hawaii, the September 2024 Urban Hawaii (Honolulu) Consumer Price Index (CPI) increased 4.2% over the last 12 months. Under the PBR framework, inflation risk for the Utilities is partially mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA adjustment includes an adjustment for the annual change in inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the RAM Revenue adjustments in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA adjustment. The inflation factor percentage is the consensus projection of annual percentage change in GDPPI for the following calendar year published by Blue Chip Economic Indicators each October. For the 2024 calendar year, the forecasted 2024 GDPPI was 2.18% (net of the 0.22% customer dividend), measured in October 2023, and became effective in rates on January 1, 2024. For the 2025 calendar year, the forecasted 2025 GDPPI was 1.98% (net of the 0.22% customer dividend), measured in October 2024, and is scheduled to become effective in rates on January 1, 2025, pending PUC approval.
•The non-compounded portion of the ARA adjustment includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC for the years 2021 through 2025.
Customer accounts receivable decreased in 2024 by $36 million, or 15% with the number of accounts past due greater than 90 days decreasing by 43% since December 31, 2023. The decrease in accounts receivables was primarily driven by receipt of government and other program assistance, higher cash receipts associated with increased disconnection efforts and a change in bill due date from 19 days to 15 days in March 2024, along with lower customer bills resulting from lower fuel prices. At this time, while accounts receivable balances continue to remain elevated compared to pre-pandemic levels, with the exception for Maui County, which has been trending down closer to pre-pandemic levels, the decrease in accounts receivable balances since the beginning of the year has reduced working capital requirements and benefited the Utilities’ liquidity. See “Financial Condition—Liquidity and capital resources” for additional information.
System reliability. On March 25, 2024, the Utilities called on Hawaii Island customers to reduce or shift their electricity usage, and in certain instances initiated rolling outages due to a generation capacity shortfall. The situation was due to Hamakua Energy’s unexpected plant shutdown in late February 2024 and also due to the unavailability of generators that have experienced mechanical problems, were at reduced output, or were undergoing maintenance. During that time, generation margins were below targeted levels, especially when wind, solar and hydroelectric output were lower than forecasted. On April 24, 2024, the Utilities lifted their request to conserve electricity as several of the Utilities’ large generators returned to service and on June 3, 2024 Hamakua Energy completed replacement of one combustion turbine and returned it to service. The second combustion turbine returned to service on September 9, 2024. See above in “HEI MD&A-“Other” segment” for discussion relating to Hamakua Energy’s unexpected plant shutdown.
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
Regulatory developments. On November 15, 2021, President Biden signed into law the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending to be allocated over the next five years through various programs. The funding will help the State of Hawaii achieve its sustainability goals, including renewable energy, resilience, and decarbonization, while also prioritizing economic development, equity and affordability. The Utilities are pursuing potential grant funding of projects under various programs as primary applicant as well as in partnership with other organizations. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that their application for $95 million in federal funds under IIJA has been awarded. The Utilities had submitted two full applications that if awarded, would allow for reduction up to $112 million in the Utilities’ recovery under the Exceptional Project Recovery Mechanism (EPRM) and cost to customers. In October 2024, the Utilities were notified that they were not selected in this second round of IIJA funding opportunities. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements for additional discussions.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA) that provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize clean energy investment and promote reductions in carbon emissions. The Utilities are exploring clean energy tax incentives included in the IRA that may further reduce the Utilities’ recovery under the EPRM and cost to customers. See Note 11 of the Condensed Consolidated Financial Statements for additional information.
The Utilities cannot predict the ultimate timing and success of securing funding from any federal government programs.
For a discussion regarding the impact of the Maui windstorm and wildfires on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”

RESULTS OF OPERATIONS

Three months ended September 30		Increase
2024	2023	(decrease)		(dollars in millions, except per barrel amounts)
$830	$795	$35		Revenues. Net increase largely due to:
			$14	higher fuel oil prices and higher kWh generated[1]
			13	higher PPAC revenues and higher kWh purchased, partially offset by lower purchased power energy prices[2]
			6	higher revenue from ARA adjustments
			2	higher DSM revenue
			2	higher MPIR revenue
279	267	12
Fuel oil expense[1]. Net increase largely due to higher fuel oil prices and higher kWh generated, offset in part by better heat rate performance due to greater availability and use of more efficient reheat units on Oahu

189	178	11		Purchased power expense[1,2]. Net increase largely due to higher kWh purchased, along with the addition of Stage 1 and Stage 2 renewable projects, offset in part by lower purchased power energy prices
162	143	19		Operation and maintenance expenses. Net increase largely due to:
			4	more generation maintenance work performed
			4	wildfire mitigation program related to inspections
			4	higher property and general liability insurance costs
			4	the settlement of indemnification claims asserted by the State of Hawaii[3]
			4	accrual for settlement administration fees
			3	write-off of preliminary engineering costs
			3	higher outside services for legal, engineering and grant management
			2	higher claim and liability reserves
			1	higher Demand Response cost
			1	higher scope of generating facility overhauls performed
			1	higher employee benefits costs
			(13)	incremental Maui windstorm and wildfires costs incurred in 2023
163	—	163		Wildfire tort-related claims. Increase due to the accrual of estimated wildfire liabilities related to the settlement of the Maui windstorm and wildfire tort-related legal claims, net of insurance
141	136	5
Other expenses. Increase due to higher revenue taxes, and higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

(105)	71	(176)
Operating income (loss). Decrease largely due higher operation and maintenance expenses, wildfire tort-related claims along with higher depreciation expenses, offset in part by higher ARA and MPIR revenue

(118)	55	(173)		Income (loss) before income taxes. Decrease largely due to operating loss and lower AFUDC due to lower AFUDC equity rate, partially offset by lower interest expense and higher interest income earned
(83)	43	(126)		Net income (loss) for common stock. Decrease due to loss before income taxes. See below for effective tax rate explanation
2,191	2,157	34		Kilowatthour sales (millions)[4]
$114.61	$111.51	$3.10		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2024	2023	(decrease)		(dollars in millions, except per barrel amounts)
$2,411	$2,420	$(9)		Revenues. Net decrease largely due to:
			$(71)	lower fuel oil prices and lower kWh generated[1]
			5	higher DSM revenue
			5	higher MPIR revenue
			18	higher revenue from ARA adjustments
			35	higher kWh purchased and higher PPAC revenues, partially offset by lower purchased power energy prices[2]
822	882	(60)
Fuel oil expense[1]. Net decrease largely due to lower fuel oil prices and lower kWh generated, offset in part by worse heat rate performance, impacted by battery storage round trip efficiency loss and the loss of more efficient generator units on Oahu and Hawaii Island

530	499	31
Purchased power expense[1,2]. Net increase largely due to higher kWh purchased, along with the addition of Stage 1 and Stage 2 renewable projects, offset in part by lower purchased power energy prices and the recovery of compensable curtailment energy payments in 2023

454	407	47		Operation and maintenance expenses. Net increase largely due to:
			13	the settlement of indemnification claims asserted by the State of Hawaii[3]
			11	higher property and general liability insurance costs
			10	wildfire mitigation program related to inspections
			4	higher Demand Response cost
			4	accrual for settlement administration fees
			3	higher outside services for legal, engineering and grant management
			3	write-off of preliminary engineering costs
			3	higher employee benefits costs
			2	higher claim and liability reserves
			2	higher transmission and distribution operation and maintenance expense
			2	amortization of Honolulu generating units 8 and 9 net book value at retirement
			1	higher scope of generating facility overhauls performed
			1	higher audit fees
			(13)	incremental Maui windstorm and wildfires costs incurred in 2023
1,875	—	1,875		Wildfire tort-related claims. Increase due to the accrual of estimated wildfire liabilities related to the settlement of the Maui windstorm and wildfire tort-related legal claims, net of insurance
415	411	4
Other expenses. Increase due to higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency, partially offset by lower revenue and payroll taxes

(1,686)	221	(1,907)
Operating income (loss). Decrease largely due to wildfire tort-related claims, higher operation and maintenance expenses along with higher depreciation expenses, offset in part by higher ARA and MPIR revenue

(1,725)	175	(1,900)		Income (loss) before income taxes. Decrease largely due to operating loss and lower AFUDC due to lower AFUDC equity rate, partially offset by lower interest expense and higher interest income earned
(1,273)	136	(1,409)		Net income (loss) for common stock. Decrease due to loss before income taxes. See below for effective tax rate explanation
6,068	6,087	(19)		Kilowatthour sales (millions)
$118.76	$124.70	$(5.94)		Average fuel oil cost per barrel
471,790	471,372	418		Customer accounts (end of period)
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
4 kWh sales were higher compared to the same quarter in prior year. The increase in sales can be attributed to increased tourism on Oahu and the recovery from the Maui windstorm and wildfires.
The Utilities’ effective tax rates for the third quarters of 2024 and 2023 were 30% tax benefit and 21% tax expense, respectively. The Utilities’ effective tax rates for the first nine months of 2024 and 2023 were 26% tax benefit and 22% tax expense, respectively. The effective tax rates for the third quarter and the first nine months of 2024, were higher than the comparable periods in 2023 primarily due to the substantial pretax loss resulting from the accrual of the loss contingencies related to the wildfire tort-related claims and the smaller impact of permanent items on the effective tax rates including federal research and development tax credit claims in 2024, partially offset by an increase in excess taxes related to vesting of share-based awards, and lower amortization in 2024 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.
Hawaiian Electric’s consolidated ROACE was not meaningful and 7.9% for the twelve months ended September 30, 2024 and September 30, 2023, respectively.
For more information of the Utilities’ incremental expenses related to the Maui windstorm and wildfires for the nine months ended September 30, 2024 and 2023, see “Results of operations—Maui windstorm and wildfires related expenses” in HEI’s MD&A.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2024 amounted to $5.6 billion, of which approximately 20% related to generation PPE, 64% related to transmission and distribution PPE, and 16% related to other PPE. Approximately 6% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission by 2046.
See “Economic conditions” in the “HEI Consolidated” section above.
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, to approximately 95% of the state’s population, and operate five separate grids. The Utilities’ mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with affordable, reliable and clean energy. The goal is to create a safe, modern, resilient, flexible, and dynamic electric grid that protects Hawaii from impacts of climate change and enables an optimal mix of distributed energy resources, such as private rooftop solar, demand response, and grid-scale resources to enable the creation of smart, sustainable, resilient communities and achieve their decarbonization goals that are aligned with the statutory goal of 100% renewable energy by 2045.
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
The Utilities are fully aligned with, and supportive of, state policy to achieve a decarbonized future and have made significant progress in reducing emissions through renewable energy and electrification. This alignment with state policy is reflected in management compensation programs and the Utilities’ long-range plans, which include aspirational targets in order to catalyze action and accelerate the transition away from fossil fuels throughout their operations at a pace more rapid than dictated by current law. The long-range plans, including aspirational targets, serve as guiding principles in the Utilities’ continued transformation, and are updated regularly to adapt to changing technology, costs, and other factors. While there is no financial penalty for failure to achieve the Utilities’ long-range aspirational objectives, the Utilities recognize that there are environmental and social costs from the continued use of fossil fuels.
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
On June 28, 2024, the Utilities filed their annual update of the Action Plan described in their 2023 final Integrated Grid Plan.
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
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. The Battery Bonus on Oahu is officially closed to new applications. As of September 30, 2024, the Utilities have received and approved applications totaling 46.45 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge. As of September 30, 2024, the Battery Bonus program on Maui has officially closed to new applications, and the Utilities have received and approved the applications totaling approximately 10.6 MW on Maui.
On September 20, 2024, the Utilities notified customers (approximately 1,200) participating in the Home Battery Rewards Program operated by certain third party service provider that the service provider has gone out of business. The Utilities notified the customers that they will halt the monthly grid service operation along with the monthly incentive payment. The Utilities are committed to the customers that an alternate solution is being worked on and will migrate the existing customers to the new pathway as soon as possible.

Grid modernization. The overall goal of the Grid Modernization Strategy (GMS) is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. On March 25, 2019, the PUC approved a plan for the Utilities to implement GMS Phase 1, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of September 30, 2024, approximately $129 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. As of September 30, 2024, the Utilities have completed the formal GMS Phase 1 project and deployed about 448,000 advanced meters, servicing approximately 95% of total customers.
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
The second phase, which commenced on April 9, 2020 and subsequently expanded on July 27, 2021, allows over 250 MW across all Hawaiian Electric service territories in two tranches for small (under 250 kW), mid-tier and large system sizes to encourage a variety of system sizes. To provide opportunities for low-to-moderate income (LMI) customers to participate in the program, 23 MW of capacity for dedicated-LMI projects were awarded on November 15, 2022 through three island specific RFPs for Oahu, Maui and Hawaii Island. LMI projects do not have a size cap nor do they decrease the 250 MW capacity available to other projects. Three projects have since been withdrawn by the selected CBRE developers and the remaining 14 MW of dedicated-LMI projects are expected to become operational in 2026.
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
One CBRE proposal for Lanai was selected but negotiations were terminated on June 15, 2022. With the concurrence of the independent observer, a replacement proposal was selected on July 1, 2022. On July 25, 2022, the Utilities announced the selection of a new developer for the Lanai CBRE RFP. On September 21, 2022, the Utilities were informed by Pulama Lanai of a project being planned on Lanai to remove the two large resorts from the grid, which represent approximately 40% of the load of the island and raises great uncertainty around the future energy needs for Lanai. On September 28, 2022, the Utilities notified the PUC that ongoing negotiations for the Lanai CBRE project would continue, but the Utilities did not execute a PPA at this time given the uncertainty due to the Pulama Lanai notification. Unfortunately, due to the lapse in time from selection, the parties were unable to reach an agreement on a PPA and on October 23, 2024, the developer submitted a withdrawal letter to the Utilities. The Utilities are considering options for procuring renewable energy on Lanai. On Molokai, proposals were only received from a single community co-op group. After evaluation of these proposals and with concurrence of the independent observer, the Utilities filed a letter on September 9, 2022, proposing to close the Molokai CBRE RFP and to work with the lone bidder to improve certain aspects of their two proposed projects outside of the RFP process for the benefit of the residents of Molokai. After successful negotiations, two contracts for solar plus storage facilities were executed and on September 29, 2023, the Utilities filed two applications with the PUC requesting approval of the contracts. On January 8, 2024, the PUC approved the two contracts.
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
Actual and PUC-allowed returns, as of September 30, 2024, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2024	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	NM	NM	NM	NM	NM	NM	NM	NM	NM
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
NM - Not meaningful.
The Utility’s actual and allowed rates of return are not meaningful due to the accrual of estimated wildfire liabilities of approximately $1.92 billion (see Note 2 of the Condensed Consolidated Financial Statements).
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
New renewable PPAs.
•On December 31, 2019, Hawaii Electric Light and Puna Geothermal Ventures entered into an Amended and Restated Power Purchase Agreement (PGV ARPPA). The PGV ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 16, 2022, the PUC issued a D&O, approving the PGV ARPPA, subject to conditions, that include requiring completion of a final environmental review prior to construction. On March 28, 2022, Puna Pono Alliance filed a Motion for Reconsideration seeking reconsideration, modification and/or vacation of the D&O. On June 6, the PUC denied Puna Pono’s Motion for Reconsideration. PGV notified the Utilities that changes in market conditions that transpired since the terms of the PGV ARPPA were negotiated impacted the financial viability of the Project, and that an amendment to the PGV ARPPA was necessary to mitigate the impacts. On March 27, 2023, the Utilities and PGV executed the First Amendment to the PGV ARPPA which increases the capacity payment and extends the GCOD. An application requesting approval of the First Amendment to the PGV ARPPA was filed on April 4, 2023. On June 13, 2023, PGV notified the Utilities of concerns of its ability to timely deliver on the terms of the ARPPA. PGV has been working to re-establish its capacity generation and has continued drilling and plans to drill additional wells, however, this process has taken longer than anticipated and PGV has become increasingly concerned about timely achieving the Contract Firm Capacity of 46 MW. In light of receiving this information and to allow the Utilities and PGV to determine the best path forward, on July 6, 2023 the Utilities asked the PUC to put the procedural schedule on hold for approval of the First Amendment to the PGV ARPPA. In order to address PGV’s concerns, the parties executed a Second Amendment to the PGV ARPPA, which among other things lowered the capacity needed to reach commercial operations and preserves the full contract capacity, effectuating a partial commissioning. On October 2, 2023 the Utilities filed a letter requesting the docket be reopened and seeking approval of the First and Second Amendments to the PGV ARPPA by the end of 2023. On December 29, 2023, the PUC issued a D&O conditionally approving the First and Second Amendments to the PGV ARPPA. As directed, on January 12, 2024, the Utilities filed a supplemental brief explaining their request for cost recovery. On September 30, 2024, the PUC approved the Utilities’ request for cost recovery.
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
A summary of the remaining seven PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 1/11/23, 3/28/24 & 10/31/24*	20 & 25	$34.0
Hawaii Electric Light	2	60	60/240	4/21/23 & 10/11/24*	25	19.2
Maui Electric	1	60	60/240	5/31/24	25	13.2
Total	7	259.5	259.5/1038			$66.4
* Project delays have resulted in Guaranteed Commercial Operations Date being missed.
The Utilities have received PUC approvals to recover the total projected annual payment of $66.4 million for the seven PPAs through the PPAC to the extent such costs are not included in base rates.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. To date, the Utilities had filed 11 PPAs. Of the 11 filed PPAs, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. To date, the Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all three amendments. The Kupono Solar project on Oahu reached commercial operations on June 7, 2024. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. To date, two projects reached commercial operations. Additionally, two GSPAs and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. The two GSPAs were approved by the PUC in December 2020. As of September 30, 2024, the GSPA contracts have not yet achieved the contractual target. One of the aggregators has had financial difficulties where continuing the GSPA contract is now difficult. The Utilities are working towards planning and implementing an alternative solution for the two GSPA contracts.

A summary of the remaining four approved Stage 2 PPAs, is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	3	79	79	/	443	5/17/24*, 6/7/24 & 9/1/24*	20 & 25	$31.4
Hawaiian Electric	1	N/A	185	/	565	12/19/23	20	24.0
Total	4	79	264	/	1,008			$55.4
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
Tariffed renewable resources.
•As of September 30, 2024, there were approximately 639 MW, 145 MW and 152 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of September 30, 2024, an estimated 43% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 24% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2024, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•On August 23, 2024, the Utilities issued an RFP for biodiesel fuel supply commencing February 1, 2026. Proposals were due on September 30, 2024 and are currently being reviewed.
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
•Hawaiian Electric has a contingency supply contract with REG Marketing & Logistics Group, LLC to also supply biodiesel to any generating unit on Oahu in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2025, and will continue with no volume purchase requirements.
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
•The Hawaii Island Stage 3 RFP, seeking 325 gigawatt-hours (GWh) per year of energy and 65 MW of renewable firm capacity, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. For the Oahu and Hawaii Island RFPs, as well as for the variable generation portion of the Maui RFP. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. 15 proposals were selected to the Final Award Group on December 8, 2023. Seven projects were selected on Oahu (three solar plus storage and four firm renewable) totaling 413 GWh of variable generation, 594 MW of firm generation, and 990 MWh of storage; four projects were selected on Maui (three solar plus storage and one wind) totaling 324 GWh of variable generation, and 320 MWh of storage; and four projects were selected on Hawaii Island (three solar plus storage and one firm renewable) totaling 512 GWh of variable generation, 60 MW of firm generation, and 834 MWh of storage. One project totaling 40 MW of firm renewable generation was selected to the Maui Firm Final Award Group on February 2, 2024. On May 24, 2024, a 20 MW / 80 MWh solar-plus storage project on Maui was withdrawn by the developer. On October 7, 2024, an 80 MW / 320 MWh solar-plus storage project on Oahu and two solar-plus storage projects on Hawaii Island totaling 115 MW / 460 MWh were withdrawn by the developer. Negotiations for the remaining projects are ongoing.
•On August 19, 2024, the PUC opened a docket for the Utilities’ Integrated Grid Planning RFP (IGP RFP). On August 26, 2024, the Utilities filed their draft IGP RFP for Oahu and Hawaii Island. The Oahu portion of the IGP RFP seeks 589 GWh per year of energy and 270 MW of grid forming resources by December 2029, and 50 MW of renewable firm capacity by December 2032. The Hawaii Island portion of the IGP RFP seeks 134 GWh per year of energy by December 2029 and 60 MW of renewable firm capacity by December 2031.
Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 4 of the Condensed Consolidated Financial Statements.
Fuel contracts. On June 30, 2021, the Utilities issued two RFPs for all fuels for supply commencing January 1, 2023. On February 1, 2022, the Utilities and PAR Hawaii Refining, LLC (PAR Hawaii) entered into a fuel supply contract (Supply Agreement) commencing January 1, 2023. On December 1, 2022, the PUC issued a decision and order (D&O) approving the PAR Hawaii fuels contract and recovery of associated costs through ECRC. On August 14, 2024, the Utilities entered into a second amendment of the Supply Agreement. The second amendment extends the term of the Supply Agreement by additional three years and create savings in fuel costs. The second amendment must be approved by the PUC to become effective. On August 23, 2024, the Utilities issued an RFP for biodiesel fuel supply commencing February 1, 2026. Proposals were due on September 30, 2024 and are currently being reviewed.
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
FINANCIAL CONDITION
Liquidity and capital resources.
As of September 30, 2024, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax) related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). For the three and nine months ended September 30, 2024, the Utilities incurred net losses of approximately $83 million and $1.27 billion, respectively.
When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern within one year after the date that the financial statements are issued. In making their evaluation, the Utilities consider, among other things, risks and/or uncertainties related to their results of operations, contractual obligations, including near-term debt maturities, dividend requirements, debt covenant compliance, or other factors impacting the Utilities’ liquidity and capital resources.
The Company previously concluded that as of June 30, 2024, conditions existed that raised substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern, and that while HEI and the Utilities were working with their financial advisors on a financing plan to raise the capital necessary to mitigate those conditions, there was no assurance that management’s plans would be successful. As a result, HEI and the Utilities disclosed in the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2024 there was substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern.
As a discussed in Note 2 of the Condensed Consolidated Financial Statements, in the third quarter of 2024, after working with its financial advisors on various financing plans, the Company determined it would pay the proposed settlement in four equal annual installments. The Utilities revised their total settlement accrual to $1.92 billion, classifying the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a non-current liability on the Utilities’ Condensed Consolidated Balance Sheet as of September 30, 2024. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock in a registered offering, raising net proceeds of approximately $557.7 million. In addition, HEI filed with the SEC an at-the-market (ATM) offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program.
Management believes that HEI’s and the Utilities’ current cash balances, excluding ASB, as of September 30, 2024, amounting to $677.7 million and $147.6 million, respectively, the available capacity on Hawaiian Electric’s ABL facility (see Note 6 of the Condensed Consolidated Financial Statements), the additional liquidity from HEI’s recently registered ATM program, and expenditure reduction efforts, provide sufficient liquidity to alleviate the conditions that caused the substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern. As discussed in Note 2 of the Condensed Consolidated Financial Statements, HEI has agreed to transfer the amount of the first payment, $479 million, into a new subsidiary, which is restricted from disbursing such funds except in connection with the initial payments to the settlement funds. HEI expects to make this initial payment in late 2025 and HEI and the Utilities have sufficient resources to fund their operations and satisfy their other obligations for the next 12 months following the issuances of their financial statements. The plans that have been implemented have mitigated the conditions that previously caused the substantial doubt about HEI and the Utilities’ ability to continue as a going concern as of the date of filing their 2024 second quarter financial statements.
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
As of September 30, 2024, Hawaiian Electric had no commercial paper outstanding, $200 million outstanding on its revolving credit facility and no remaining available borrowing capacity under the Utilities’ committed line of credit. The cash proceeds were invested in highly liquid short-term investments, and as of September 30, 2024, the Utilities’ cash and cash equivalents balance was $147.6 million, compared to $106.1 million as of December 31, 2023.
Additionally, at September 30, 2024, Hawaii Electric had no borrowing from HEI with remaining available borrowing capacity of $75 million, pursuant to a standing commitment letter from HEI. See Note 6 of the Condensed Consolidated Financial Statements for additional information. At September 30, 2024, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $46.2 million, respectively, which intercompany borrowings are eliminated in consolidation.
Hawaiian Electric’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of their business remain strong, the Utilities took prudent and measured actions to strengthen their financial position while continuing to provide reliable service to their customers and reinforcing their commitment to serving the community for the long term. In August 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. Longer term, the Utilities are evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing secured debt, and conducting asset sales, among others.
Accounts receivable balances remain elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2023 and year-to-date 2024, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic accounts receivable balances, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, however, it has and will continue to lead to higher bad debt expense. As of September 30, 2024, approximately $16.3 million of the Utilities’ accounts receivables were over 30 days past due, which is a decrease of approximately 26% since December 2023. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements.
With the exception of Maui, the Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to reduce delinquent accounts receivable balances and accelerate cash collections. Service disconnections on Maui have been suspended through December 7, 2024, in accordance with the extension of Governor Josh Green’s emergency proclamation; however, efforts are ongoing to educate and inform customers impacted by the Maui windstorm and wildfires on the availability of financial assistance to manage delinquencies accordingly. See also “Regulatory assets and liabilities” in Note 4 of the Condensed Consolidated Financial Statements.
The rebuilding of Lahaina will be a community-led effort and will occur over an extended period of time. The cost of rebuilding the electric utility infrastructure is not yet known, but could be significant because the infrastructure that may be required is expected to be different than what previously existed. For example, to mitigate wildfire risk, grid hardening strategies, such as undergrounding of lines in high-risk locations will be significantly more expensive than using overhead lines and will thus result in increased costs.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2024		December 31, 2023
Long-term debt, net	$1,935	63%	$1,934	44%
Preferred stock	34	1	34	1
Common stock equity	1,110	36	2,409	55
	$3,079	100%	$4,377	100%
As of September 30, 2024, the Utilities are in compliance with all applicable financial covenants. For the nine months ended September 30, 2024, the Utilities accrued liabilities related to wildfire tort-related claims totaling $1.92 billion. As a result, as of September 30, 2024, the amount of additional debt that the Utilities could incur will be temporarily limited to approximately $90 million due to certain financial covenants. The amount of additional debt that could be incurred by the Utilities will increase over time as earnings are generated or when HEI contributes equity related to the settlement payments or for capital expenditures. The Utilities believe that with the cash on hand, availability on the ABL facility, and potential equity contributions from HEI, they have sufficient financial flexibility to continue to be in compliance with all the financial covenants in the next 12 months. However, the Utilities cannot predict the future effects on the Utilities’ ability to access additional capital or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
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
Credit ratings. On August 26, 2024, S&P revised Hawaiian Electric’s outlook to “Watch Negative” from “Negative” and affirmed the “B-” issuer credit rating. On October 25, 2024, Fitch revised Hawaiian Electric’s outlook to “Stable” from “Watch Negative” and affirmed the “B” issuer credit rating.
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
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an asset-based lending facility (ABL Facility) credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one additional year, subject to the consent of the lenders. Hawaiian Electric received the first and second approvals from the PUC for the ABL Credit Facility Agreement that allows short-term and long-term borrowings of up to $250 million on June 27, 2024 and October 11, 2024, respectively, subject to the availability of a sufficient borrowing base of eligible receivables. The ABL Facility became effective on July 24, 2024. The ABL Facility remains undrawn as of September 30, 2024; however, the amount that could be drawn is temporarily limited due to the accrual of the wildfire tort-related claims, which reduces the amount of additional debt that could be incurred before exceeding certain financial covenants. The amount that could be drawn as of September 30, 2024 was approximately $90 million and will increase over time as earnings are generated and when HEI contributes equity related to the settlement payments or for capital expenditures.
Credit agreement. On August 23, 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were invested in highly liquid short-term investments and will be used for general corporate purposes. The $200 million line of credit facility remained fully drawn as of September 30, 2024. See Note 6 of the Condensed Consolidated Financial Statements for additional information.
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
Taxable debt. On December 20, 2022, the Utilities received PUC approval to issue, over a four-year period from January 1, 2023 to December 31, 2026, unsecured obligations bearing taxable interest (Hawaiian Electric up to $230 million, Hawaii Electric Light up to $65 million and Maui Electric up to $105 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on January 10, 2023, the Utilities executed through a private placement, $150 million in unsecured senior notes (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023. See summary table below for remaining authorized amounts as of September 30, 2024 for each respective utility.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2023 through 2026	$230	$65	$105
Less: taxable debt executed on January 10, 2023, but issued on February 9, 2023	100	25	25
Remaining authorized amounts	$130	$40	$80
As of September 30, 2024, the Utilities have $1.9 billion of long-term debt, net, of which $47.0 million and $145.3 million are due within 12 and 24 months, respectively.
Equity. On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026. As of September 30, 2024, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $75 million, $25 million, and nil, respectively, of unused common stock authorization.
Cash flows. The following table reflects the changes in cash flows for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine months ended September 30
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$322,648	$406,111	$(83,463)
Net cash used in investing activities	(241,603)	(329,281)	87,678
Net cash provided by (used in) financing activities	(39,498)	160,782	(200,280)
Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by higher vendor payments, higher income taxes paid, partially offset by higher insurance proceeds received in 2024.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash used in financing activities. The decrease in net cash used in financing activities was driven by lower net cash from long-term and short-term borrowings due to fully drawing on the $200 million revolving credit facilities in August 2023.
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
The Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact their ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms. Through the sale of common stock in September 2024, the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims expected to be made in late 2025. The Company is currently working with its financial advisors on a financing plan to raise the additional capital required to fund their remaining wildfire tort claims. While management believes that the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ financing plan, cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.

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
In August 2023, ASB was impacted by wildfires on Maui which caused widespread property damage and fatalities. ASB’s outstanding credit exposure in Maui and the fire impacted zone of Lahaina as of September 30, 2024 was 12.3% and 0.6%, respectively, of the Bank’s total loan portfolio.
For the quarter ended September 30, 2024, ASB incurred additional expenses as a result of the Maui wildfires of $0.9 million, pretax, primarily consisting of professional services, partially offset by negative provision for credit losses of $0.2 million.
The Hawaii economy remained stable in the third quarter of 2024 with average daily passenger counts 3.9% higher than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020 is largely due to domestic travelers. International visitors (excluding Japan) have gradually increased although still below pre-pandemic levels. The weak yen continues to be a key contributing factor to the low Japan visitor counts as compared to other international visitors. Hawaii’s seasonally adjusted unemployment rate of 2.9% in September 2024 was slightly lower compared to the September 2023 rate of 3.0%. Despite higher interest rates, Hawaii’s real estate market, as indicated by Oahu’s residential real estate market, has remained relatively stable. Single-family home sales grew 5.8% through September 2024 compared to the same period in 2023, while condo sales declined 5.6%.
At its September 18, 2024 meeting, the Federal Open Market Committee decided to lower the federal funds rate target range by 1/2 percentage point to 4.75% - 5.0% reflecting its confidence that inflation is moving sustainably toward 2 percent. The interest rate environment has impacted ASB’s net interest margin as higher yields on earning assets were offset by an increase in yields on deposits and other borrowings. The higher interest rate environment has also reduced mortgage refinance and purchase activity, negatively impacting mortgage banking income. Additionally, the tight labor market and inflationary pressures have increased compensation and benefit expenses.
ASB’s loan portfolio decreased $146 million in 2024 as compared to the end of 2023 primarily due to payoffs and sale of commercial loans as well as reduced demand for home equity line of credit and consumer loan products.
For the quarter ended September 30, 2024, ASB recorded a provision for credit losses of $0.2 million primarily based on strong credit quality of the loan portfolio, the healthy Hawaii economy, lower loan portfolio balances and the release of $0.2 million of credit loss reserves for loans that were impacted by Maui wildfires. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
At September 30, 2024, the investment securities portfolio balance decreased approximately $94 million from year end 2023 due to repayments and no purchases of investment securities in 2024.
At September 30, 2024, ASB’s regulatory capital ratios were above the “well-capitalized” and regulatory requirements, including the conservation buffers. Approximately 83% of the Bank’s deposits are FDIC insured or fully collateralized. ASB has access to approximately $3.1 billion in funding sources to meet its liquidity needs.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended September 30		Increase
(in millions)	2024	2023	(decrease)	Primary reason(s)
Interest and dividend income	$88	$86	$2
				Average loan portfolio yields were 26 basis points higher—yield benefited from the rising interest rate environment as adjustable rate yields repriced upward.

Average loan portfolio balances decreased $137 million—commercial, home equity line of credit and consumer loan portfolio average balances decreased $105 million, $68 million and $43 million, respectively, due to payoffs and decreased demand for these loan products. Residential and commercial real estate loan average balances increased $46 million and $32 million, respectively.

Average investment securities portfolio balances decreased $372 million—investment security portfolio repayments were used to pay down maturing higher costing liabilities. Average investment securities portfolio yields were 2 basis points lower.

				Average other investments increased $89 million—increase due to higher interest-earning deposits being held.
Noninterest income	17	15	2
				Higher fee income from other financial products - higher revenues from Investment Services.
				Higher bank-owned life insurance income - higher returns from insurance policies.
Revenues	105	101	4	The increase in revenues for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to higher interest and dividend income and higher noninterest income.
Interest expense	25	23	2

Increase in interest expense due to an increase in interest expense on deposits offset by a decrease in interest expense on other borrowings due to the increase in the interest rate environment and a shift in costing liability mix.

				Average core deposit balances decreased $366 million; average term certificate balances increased $150 million.
				Average deposit yields increased from 70 basis points to 95 basis points due to a shift in mix of deposits and higher yields from the increase in the interest rate environment.
				Average other borrowings decreased $249 million and average yields increased 40 basis points.
				Average cost of funds increased from 102 basis points to 118 basis points due to a shift in funding from low cost core deposits to higher costing term certificates and other borrowings.
Provision for credit losses	—	9	(9)

No provision for credit losses for the three months ended September 30, 2024 reflects strong credit quality, the healthy Hawaii economy, lower loan portfolio balances as well as the reversal of $0.2 million credit loss reserves for loans impacted by the Maui wildfires.

				Delinquency rates have increased—from 0.24% at September 30, 2023 to 0.47% at September 30, 2024 primarily due to Maui-related loan accommodations and one commercial real estate loan in foreclosure.
				Net charge-off to average loans increased 8 basis points from 0.07% at September 30, 2023 to 0.15% at September 30, 2024 primarily due to an increase in consumer loan net charge-offs.
Noninterest expense	56	56	—
Expenses	81	88	(7)
The decrease in expenses for the three months ended September 30, 2024 compared to the same period in 2023 was due to a decrease in provision for credit losses, partially offset by an increase in interest expense.

Operating income	24	13	11
The increase in operating income for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower provision for credit losses, higher interest and dividend income and higher noninterest income, partially offset by higher interest expense.

Net income	$19	$11	$8	Net income for the three months ended September 30, 2024 was higher as compared to the same period in 2023 due to higher operating income.

.

	Nine months ended September 30		Increase
(in millions)	2024	2023	(decrease)	Primary reason(s)
Interest and dividend income	$262	$247	$15

Average loan portfolio yields were 34 basis points higher—loan yields continued to increase in 2024 due to the interest rate environment as adjustable rate loan yields repriced with rising interest rates.

Average loan portfolio balances decreased $3 million—commercial, home equity line of credit and consumer loan portfolio average balances decreased $85 million, $41 million and $24 million, respectively, due to payoffs and decreased demand for these loan products. Residential and commercial real estate loan average balances increased $87 million and $61 million, respectively.

				Average investment securities portfolio balances decreased $388 million primarily due to repayments, no purchases in 2024 and sale of investment securities in the quarter ended December 31, 2023.
				Average investment securities portfolio yields decreased 5 basis points.
Noninterest income	50	45	5
				Higher bank-owned life insurance income—higher returns from insurance policies.
				Higher fee income from other financial products - higher revenues from Investment Services.
Revenues	312	292	20	The increase in revenues for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to higher interest and dividend income and higher noninterest income.
Interest expense	76	56	20
				Increase in interest expense due to an increase in core deposit and term certificate yields, partially offset by lower other borrowing balances.
				Average core deposit balances decreased $375 million; average term certificate balances increased $226 million.

Average deposit yields increased from 51 to 91 basis points primarily due to the increase in term certificate yields of 52 basis points and the shift in mix of deposits from low cost core deposits to term certificates.

				Average other borrowings decreased $172 million and average yields increased 29 basis points.
Provision for credit losses	(4)	10	(14)
				2024 negative provision for credit losses included reversal of $2.5 million credit loss reserves for loans impacted by the Maui wildfires, improving loan loss rates and lower loan portfolio balances.
				2024 negative provision for credit losses also included the release of $0.9 million of credit loss reserves for unfunded loan commitments.
				Delinquency rates have increased—from 0.24% at September 30, 2023 to 0.47% at September 30, 2024 primarily due to Maui-related loan accommodations and one commercial real estate loan in foreclosure.
				Net charge-off to average loans increased 4 basis points from 0.11% as of September 30, 2023 to 0.15% at September 30, 2024 primarily due to an increase in consumer loan net charge-offs.
Noninterest expense	248	165	83

The increase in noninterest expenses was primarily due to a goodwill impairment charge of $82.2 million as a result of HEI’s comprehensive review of strategic options for ASB, expenses related to the Maui wildfires and higher compensation and benefits expenses.

Expenses	320	231	89
The increase in expenses for the nine months ended September 30, 2024 compared to the same period in 2023 was due to higher noninterest expense and interest expense, partially offset by lower provision for credit losses.

Operating income (loss)	(8)	61	(69)
The decrease in operating income (loss) for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to higher noninterest expense and interest expense, partially offset by higher interest and dividend income, lower provision for credit losses and higher noninterest income.

Net income (loss)	$(6)	$50	$(56)	Net income (loss) for the nine months ended September 30, 2024 was lower than the same period in 2023 due to lower operating income.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(Annualized %)	2024	2023	2024	2023
Return on average assets	0.81	0.47	(0.09)	0.70
Return on average equity	14.28	9.19	(1.52)	13.62
Net interest margin	2.82	2.70	2.78	2.77
For the three and nine months ended September 30, 2024 and 2023 the Bank’s costs related to the Maui wildfires is as follows:

(in thousands)	Three months ended September 30, 2024	Nine months ended September 30, 2024	Three and nine months ended September 30, 2023
Bank Maui wildfires related cost:
Provision for credit losses	$(200)	$(2,500)	$5,900
Professional services expenses	1,134	4,043	1,300
Other expenses[1]	(42)	(308)	1,357
Total Bank Maui wildfires related cost	$892	$1,235	$8,557
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

	Three months ended September 30
	2024			2023
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$180,021	$2,458	5.34	$91,499	$1,246	5.33
FHLB stock	29,204	662	9.02	18,769	253	5.35
Investment securities
Taxable	2,554,707	10,476	1.64	2,925,474	12,183	1.67
Non-taxable	66,122	513	3.07	67,552	525	3.07
Total investment securities	2,620,829	10,989	1.68	2,993,026	12,708	1.70
Loans
Residential 1-4 family	2,615,001	26,128	4.00	2,569,148	24,350	3.79
Commercial real estate	1,560,935	20,949	5.28	1,528,448	19,931	5.12
Home equity line of credit	969,373	11,451	4.70	1,037,147	10,289	3.94
Residential land	19,966	323	6.46	20,553	286	5.58
Commercial	630,001	9,737	6.11	734,545	10,794	5.79
Consumer	223,221	5,331	9.52	265,801	6,104	9.13
Total loans [1,2]	6,018,497	73,919	4.88	6,155,642	71,754	4.62
Total interest-earning assets [3]	8,848,551	88,028	3.95	9,258,936	85,961	3.68
Allowance for credit losses	(66,247)			(69,165)
Noninterest-earning assets	444,553			478,529
Total assets	$9,226,857			$9,668,300
Liabilities and shareholder’s equity:
Savings	$2,645,994	$1,853	0.28	$2,917,408	$687	0.09
Interest-bearing checking	1,374,092	2,755	0.80	1,372,670	2,157	0.62
Money market	423,061	4,089	3.83	358,512	3,121	3.45
Time certificates	1,058,503	10,321	3.87	908,392	8,481	3.70
Total interest-bearing deposits	5,501,650	19,018	1.37	5,556,982	14,446	1.03
Advances from Federal Home Loan Bank	520,000	6,403	4.82	219,228	2,535	4.53
Borrowings from Federal Reserve Bank	—	—	—	550,000	6,063	4.37
Securities sold under agreements to repurchase and federal funds purchased	—	—	—	—	—	—
Total interest-bearing liabilities	6,021,650	25,421	1.67	6,326,210	23,044	1.44
Noninterest bearing liabilities:
Deposits	2,468,368			2,628,869
Other	210,952			218,435
Shareholder’s equity	525,887			494,786
Total liabilities and shareholder’s equity	$9,226,857			$9,668,300
Net interest income		$62,607			$62,917
Net interest margin (%) [4]			2.82			2.70

	Nine months ended September 30
	2024			2023
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$165,039	$6,754	5.38	$46,499	$1,855	5.26
FHLB stock	25,429	1,672	8.79	21,465	916	5.70
Investment securities
Taxable	2,598,384	32,536	1.67	2,984,976	38,524	1.72
Non-taxable	66,485	1,546	3.08	67,911	1,536	3.00
Total investment securities	2,664,869	34,082	1.70	3,052,887	40,060	1.75
Loans
Residential 1-4 family	2,611,793	77,212	3.94	2,524,994	70,076	3.70
Commercial real estate	1,551,834	61,591	5.23	1,490,412	55,551	4.93
Home equity line of credit	990,158	33,295	4.49	1,031,133	28,974	3.76
Residential land	19,199	887	6.16	20,362	832	5.45
Commercial	680,106	30,735	5.99	765,251	32,045	5.56
Consumer	232,829	16,579	9.51	257,237	17,340	9.01
Total loans [1,2]	6,085,919	220,299	4.81	6,089,389	204,818	4.47
Total interest-earning assets [3]	8,941,256	262,807	3.91	9,210,240	247,649	3.58
Allowance for credit losses	(70,387)			(70,812)
Noninterest-earning assets	474,103			472,184
Total assets	$9,344,972			$9,611,612
Liabilities and shareholder’s equity:
Savings	$2,681,499	$4,335	0.22	$3,021,660	$1,222	0.05
Interest-bearing checking	1,388,039	8,808	0.85	1,334,576	3,556	0.36
Money market	376,250	10,698	3.79	275,352	5,445	2.64
Time certificates	1,048,037	30,624	3.89	822,234	20,721	3.37
Total interest-bearing deposits	5,493,825	54,465	1.32	5,453,822	30,944	0.76
Advances from Federal Home Loan Bank	436,664	15,843	4.77	286,615	10,010	4.61
Borrowings from Federal Reserve Bank	158,212	5,193	4.37	396,630	12,989	4.38
Securities sold under agreements to repurchase	—	—	—	83,484	2,172	3.48
Total interest-bearing liabilities	6,088,701	75,501	1.65	6,220,551	56,115	1.20
Noninterest bearing liabilities:
Deposits	2,497,320			2,686,245
Other	225,530			214,070
Shareholder’s equity	533,421			490,746
Total liabilities and shareholder’s equity	$9,344,972			$9,611,612
Net interest income		$187,306			$191,534
Net interest margin (%) [4]			2.78			2.77
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $0.9 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $2.0 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the three and nine months ended September 30, 2024 and 2023, the taxable-equivalent basis adjustments made to the table above were not material.
4   Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. At its September 18, 2024 meeting, the Federal Open Market Committee decided to lower the federal funds rate target range by 1/2 percentage point to 4.75% - 5.0%. ASB’s net interest income and net interest margin has been impacted by the higher interest rates as the Bank has used higher costing other borrowings and term certificates to fund its loan growth.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 5 of the Condensed Consolidated Financial Statements for a composition of ASB’s loan portfolio.
Home equity — key credit statistics. The home equity line of credit (HELOC) portfolio makes up 16% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of September 30, 2024, approximately 36% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 51% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  See Note 5 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$67,532	3%	$71,927	3%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,127,921	95	2,218,565	95
Corporate bonds	33,924	1	32,903	1
Mortgage revenue bonds	13,935	1	14,358	1
Total investment securities	$2,243,312	100%	$2,337,753	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. In 2024, deposits decreased by $147 million due to an outflow of core deposits and reduction of public certificates of deposits, partially offset by an increase in time certificates. Core deposit retention will remain challenging in the current interest rate environment. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase, borrowings from the Federal Reserve Bank and federal funds purchased continue to be additional sources of funds. As of September 30, 2024, ASB’s costing liabilities consisted of 94% deposits and 6% borrowings as compared to 92% deposits and 8% borrowings as of December 31, 2023. The weighted average cost of interest-bearing deposits for the first nine months of 2024 and 2023 was 1.32% and 0.76%, respectively. As of September 30, 2024 and December 31, 2023, ASB had approximately $1.7 billion and $1.6 billion of deposits that were uninsured or not collateralized, respectively.
Federal Home Loan Bank of Des Moines and Federal Reserve Bank. As of September 30, 2024 and December 31, 2023, ASB had $520 million and $200 million of advances outstanding at the FHLB of Des Moines, respectively. As of September 30, 2024, the unused borrowing capacity with the FHLB of Des Moines was $1.5 billion. As of September 30, 2024 and December 31, 2023, ASB had nil and $550 million of borrowings from the Federal Reserve Bank, respectively. The FHLB of Des Moines and Federal Reserve Bank are important sources of liquidity for ASB.
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
As of September 30, 2024, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities in AOCI of $128.9 million compared to an unrealized loss, net of taxes, of $150.4 million as of December 31, 2023. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first nine months of 2024, ASB recorded a negative provision for credit losses of $2.9 million in the allowance for credit losses primarily due to the release of $2.5 million of credit loss reserves related to the Maui wildfires, improving credit loss rates and lower loan balances. During the first nine months of 2023, ASB recorded a provision for credit losses of $9.4 million in the allowance for credit losses for growth in the loan portfolio, credit loss reserves related to the Maui wildfires and additional credit loss reserves to cover net charge-offs, partly offset by the release of credit loss reserves for improved credit trends and lower credit loss rates.

	Nine months ended September 30		Year ended December 31, 2023
(in thousands)	2024	2023
Allowance for credit losses, beginning of period	$74,372	$72,216	$72,216
Provision for credit losses	(2,921)	9,353	9,657
Less: net charge-offs	6,655	5,203	7,501
Allowance for credit losses, end of period	$64,796	$76,366	$74,372
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.15%	0.11%	0.12%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the nine months ended September 30, 2024, ASB recorded a negative provision for credit losses for unfunded commitments of $0.9 million as compared to a provision for credit losses for unfunded commitments of $0.7 million for the nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, the reserve for unfunded loan commitments was $4.2 million and $5.1 million, respectively.
Legislation and regulation.  ASB is subject to extensive regulation, principally by the OCC and the FDIC. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.”
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2024	December 31, 2023	% change
Total assets	$9,268	$9,673	(4)
Investment securities	2,243	2,338	(4)
Loans held for investment, net	5,973	6,106	(2)
Deposit liabilities	7,999	8,146	(2)
Other bank borrowings	520	750	(31)
As of September 30, 2024, ASB was one of Hawaii’s largest financial institutions based on assets of $9.3 billion and deposits of $8.0 billion.
As of September 30, 2024, ASB’s unused FHLB borrowing capacity was approximately $1.5 billion. As of September 30, 2024, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion, of which, commitments to lend to borrowers experiencing financial difficulty whose loan terms have been modified were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the nine months ended September 30, 2024, net cash provided by ASB’s operating activities was $49 million. Net cash provided by ASB’s investing activities during the same period was $231 million, primarily due to the receipt of investment security repayments and maturities of $133 million, a net decrease in loans receivable of $111 million and proceeds from the sale of commercial loans of $40 million partly offset by contributions to low income housing investments of $34 million and a net increase in FHLB stock of $14 million. Net cash used in financing activities during this period was $382 million, primarily due to a net decrease in other borrowings of $230 million, a decrease in deposit liabilities of $147 million and a net decrease in mortgage escrow deposits of $6 million.
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
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2024, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 8.6% (5.0%), common equity Tier-1 ratio of 13.5% (6.5%), Tier-1 capital ratio of 13.5% (8.0%) and total capital ratio of 14.6% (10.0%). As of December 31, 2023, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.7% (5.0%), common equity Tier-1 ratio of 12.3% (6.5%), Tier-1 capital ratio of 12.3% (8.0%) and total capital ratio of 13.4% (10.0%). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii). As of September 30, 2024, ASB did not request a dividend distribution from the OCC and FRB and will reevaluate its ability to distribute excess capital next quarter.

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
ASB’s interest-rate risk sensitivity measures as of September 30, 2024 and December 31, 2023 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
+300	(0.9%)	2.1%	1.6%	2.7%
+200	(0.6)	1.4	1.7	2.5
+100	(0.3)	0.7	1.3	1.7
-100	(0.1)	(1.0)	(2.2)	(2.3)
-200	(0.3)	(2.2)	(5.2)	(5.4)
-300	(0.8)	(3.5)	(10.2)	(10.3)
ASB’s net interest income (NII) sensitivity profile shifted to a more neutral position as of September 30, 2024 compared to December 31, 2023 primarily driven by lower cash balances and higher rate sensitive deposit balances.
Economic value of equity (EVE) sensitivity decreased as of September 30, 2024 compared to December 31, 2023 due to lower core deposit duration, partially offset by decrease in duration of mortgage-related investments and loans.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
There may be future conditions or events that raise substantial doubt about our ability to continue as a going concern, and it is possible that any plan developed to alleviate such doubt may be unsuccessful. In addition, any capital raised may result in dilution to our current shareholders.
As described more fully in Note 1 of the Condensed Consolidated Financial Statements included herein, for the three and nine months ended September 30, 2024, the Company incurred net losses of approximately $104 million and $1.36 billion, respectively. For the three and nine months ended September 30, 2024, the Utilities incurred net losses of approximately $83 million and $1.27 billion, respectively. The net losses for the nine months ended September 30, 2024 were primarily due to the accruals of estimated wildfire liabilities in the second and third quarters of 2024, totaling approximately $1.92 billion related to the Maui windstorm and wildfire tort-related legal claims. The Company previously disclosed in its Quarterly Report on Form 10-Q for the quarter ending June 30, 2024, that based on its financial and liquidity condition, and because it had not yet implemented a capital financing plan to address proposed wildfire settlement payments, there was substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern.
Management believes that HEI’s and the Utilities’ current cash balances, excluding ASB, as of September 30, 2024, amounting to $677.7 million and $147.6 million, respectively, the available capacity on Hawaiian Electric’s ABL facility (see Note 6 of the Condensed Consolidated Financial Statements), the additional liquidity from HEI’s recently registered ATM program, and expenditure reduction efforts, provide sufficient liquidity to alleviate the conditions that caused the substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern. As discussed in Note 2 of the Condensed Consolidated Financial Statements, HEI has agreed to transfer the amount of the first payment, $479 million, into a new subsidiary, which is restricted from disbursing such funds except in connection with the initial payments to the settlement funds. HEI expects to make this initial payment in late 2025 and HEI and the Utilities have sufficient resources to fund their operations and satisfy their other obligations for the next 12 months following the issuances of their financial statements. The plans that have been implemented have mitigated the conditions that previously caused the substantial doubt about HEI and the Utilities’ ability to continue as a going concern as of the date of filing their 2024 second quarter financial statements. Although the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims, the Company is currently working with its financial advisors on a financing plan to raise the additional capital necessary to fund the remaining payment installments of the settlement of wildfire tort claims. There is no assurance that future financing will be available in sufficient amounts on a timely basis or on reasonable terms acceptable to us, if at all. If we raise funds by issuing equity or equity-linked securities, our shareholders may experience dilution. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful.
The recurrence of any substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern may affect the price of our common stock, may impact our relationship with third parties with whom we do business, including our vendors, lenders and employees, may impact our ability to raise additional capital or refinance existing debt and may impact our ability to comply, going forward, with certain covenants in our debt agreements and/or satisfy conditions to draw thereunder, which could significantly and materially restrict our operations.
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
As described more fully in Note 2 of the Condensed Consolidated Financial Statements included herein, the Company entered into Settlement Agreements effective November 1, 2024, to resolve all Maui windstorm and wildfire tort-related legal claims, including all claims among the defendants. Such Settlement Agreements are subject to court approval, and other conditions including resolution of the claims of the insurance companies that have paid claims for property loss and other damages. If all conditions of the Settlement Agreements are satisfied, the Company has agreed to make substantial payments to settle all Maui windstorm and wildfire tort-related legal claims. As described more fully in Note 2 of the Condensed Consolidated Financial Statements included herein, if the conditions of the Settlement Agreements are not satisfied or the agreements are otherwise terminated, the Company intends to vigorously defend against the litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance proceeds will be available to fund any potential settlements, judgments, or costs associated with the litigation.
If all conditions of the Settlement Agreements are satisfied, the Company expects to finance the settlement payments through a mix of debt, common equity, equity-linked securities or other potential options. While management believes the Company will be able to raise the capital necessary to finance the settlement payments, there is no assurance that future financing will be available in sufficient amounts, on a timely basis or on reasonable terms acceptable to us, if at all.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of HEI common shares were made on the open market during the third quarter of 2024 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2024	42,321	$12.03	—	NA
August 1 to 31, 2024	21,144	$13.34	—	NA
September 1 to 30, 2024	34,911	$10.87	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 23,204 of the 42,321 shares, 4,943 of the 21,144 shares and 6,934 of the 34,911 shares were purchased for the DRIP; 13,969 of the 42,321 shares, 14,209 of the 21,144 shares and 25,350 of the 34,911 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
On November 7, 2024, the Company’s Board of Directors approved the extension of Scott DeGhetto’s term as the Company’s Executive Vice President, Chief Financial Officer and Treasurer through April 1, 2026, and, if he remains with the Company until April 1, 2026, his appointment as a consultant through March 1, 2027. In connection therewith, the Board also approved the compensatory arrangement recommended by the Compensation and Human Capital Management Committee pursuant to which, for the period of January 1, 2025, through April 1, 2026, Mr. DeGhetto will be paid an annualized base salary of $800,000, plus an additional $500,000 for special projects to be assigned to him by the Company’s Compensation and Human Capital Management Committee and HEI Board during 2025. Mr. DeGhetto will also be eligible to receive an annual bonus through the Company’s Executive Incentive Compensation Plan for the 2025 performance period at the rate of 150% of base salary based on target performance, 100% at threshold and 200% at maximum. In addition, in 2025, Mr. DeGhetto will be granted $450,000 in restricted stock units through the Company’s Equity and Incentive Plan to vest in two equal installments in each of February of 2026 and 2027. For consulting services for the period from April 2, 2026, to March 1, 2027, Mr. DeGhetto will be paid $800,000.
Paul Ito will remain Senior Vice President and Chief Financial Officer of the Company’s wholly owned subsidiary Hawaiian Electric Company, Inc. (Hawaiian Electric).
The Company originally reported the appointment of Mr. DeGhetto as the Company’s Executive Vice President, Chief Financial Officer and Treasurer, and the appointment of Mr. Ito as Senior Vice President and Chief Financial Officer of Hawaiian Electric, on a Form 8-K filed with the SEC on September 18, 2023.

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

Hawaiian Electric Exhibit 10.1
Second Amendment dated August 14, 2024 to Supply Contract for Low Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated February 1, 2022 (certain confidential information has been omitted)

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Scott T. DeGhetto	By	/s/ Paul K. Ito
	Scott T. DeGhetto		Paul K. Ito
	Executive Vice President,		Senior Vice President,
	Chief Financial Officer and Treasurer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: November 8, 2024		Date: November 8, 2024