Form 10-K
period 2024-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2025-02-24
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
to §240.10D-1(b).

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒

	Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2024	June 30, 2024	February 14, 2025
Hawaiian Electric Industries, Inc. (Without Par Value)	$994,937,083	110,303,446	172,465,608
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	None	17,854,278	17,854,278

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

Selected sections of Proxy Statement of HEI for the 2025 Annual Meeting of Shareholders to be filed-Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Hawaiian Electric makes no representations as to any information not relating to it or its subsidiaries.

i

GLOSSARY OF TERMS
Defined below are certain terms used in this report:

Terms	Definitions

ABL Facility	Asset-based lending facility
ABOs	Accumulated benefit obligations
ABR	Alternate Base Rate
AES Hawaii	AES Hawaii, Inc.
AFS	Available-for-sale
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
APBO	Accumulated postretirement benefit obligation
ARA	Annual revenue adjustment
AROs	Asset retirement obligations
ASB	American Savings Bank, F.S.B., previously a wholly-owned subsidiary of ASB Hawaii Inc.
ASB Hawaii
ASB Hawaii, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and previously the parent company of American Savings Bank, F.S.B. On December 31, 2024, American Savings Bank, F.S.B. was sold.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATF	Bureau of Alcohol, Tobacco, Firearms and Explosives
ATM	At-the-market
BESS	Battery Energy Storage System
Btu	British thermal unit
CAT	Climate Advisory Team
CBRE	Community-based renewable energy
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Company
When used in Hawaiian Electric Industries, Inc. sections and in the Notes to Consolidated Financial Statements, “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc.; GLST1, LLC; and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). On December 31, 2024, American Savings Bank, F.S.B. was sold.
When used in Hawaiian Electric Company, Inc. sections, “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consolidated Financial Statements	HEI’s or Hawaiian Electric’s Consolidated Financial Statements, including notes, in Item 8 of this Form 10-K
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CSSM	Collective Shared Savings Mechanism
D&O	Decision and order from the PUC
DBF	State of Hawaii Department of Budget and Finance
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended
EO	Executive Order
EPA	Environmental Protection Agency - federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERL	Environmental Response Law of the State of Hawaii
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
ESM	Earnings Sharing Mechanism
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
federal	U.S. Government
FERC	Federal Energy Regulatory Commission

GLOSSARY OF TERMS (continued)

Terms	Definitions

Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GCOD	Guaranteed commercial operation date
GHG	Greenhouse gas
GLST1	GLST1, LLC, a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
Gramm Act	Gramm-Leach-Bliley Act of 1999
GSPA	Grid Services Purchase Agreement
GWh	Gigawatt-hour/s (as applicable)
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of Pacific Current
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, Renewable Hawaii, Inc. and HE AR INTER LLC

Hawaiian Electric’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HE AR BRWR	HE AR BRWR LLC, a direct subsidiary of HE AR INTER LLC
HE AR INTER	HE AR INTER LLC, a direct subsidiary of Hawaiian Electric Company, Inc., and parent company of HE AR BRWR LLC
HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., GLST1, LLC, and Pacific Current, LLC. On December 31, 2024, American Savings Bank, F.S.B. was sold.

HEI’s 2025 Proxy Statement
Selected sections of Proxy Statement for the 2025 Annual Meeting of Shareholders of Hawaiian Electric Industries, Inc. to be filed after the date of this Form 10-K and not later than 120 days after December 31, 2024, which are incorporated in this Form 10-K by reference

HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
HSFO	High sulfur fuel oil
HTM	Held-to-maturity
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
IRLCs	Interest rate lock commitments
IWSM	Interim Wildfire Safety Measures
Kaʻieʻie Waho	Kaʻieʻie Waho Company, LLC, a subsidiary of Pacific Current
Kalaeloa	Kalaeloa Partners, L.P.
kW	Kilowatt/s (as applicable)
kWh	Kilowatt-hour/s (as applicable)
LIBOR	London Inter-Bank Offered Rate
LMI	Low-to-moderate income
LSFO	Low sulfur fuel oil
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MFD	County of Maui Department of Fire and Public Safety
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MW	Megawatt/s (as applicable)
MWh	Megawatt-hour/s (as applicable)

GLOSSARY OF TERMS (continued)

Terms	Definitions

NA	Not applicable
NPBC	Net periodic benefits costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OPEB	Postretirement benefits other than pension
OTS	Office of Thrift Supervision, Department of Treasury
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
•international, national and local economic and political conditions—including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets; decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of future federal government shutdowns, including the impact to the Utilities’ customers’ ability to pay their electric bills and the impact on the State of Hawaii economy; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; the potential impacts of global and local developments (including global economic conditions and uncertainties, unrest, terrorist acts, wars, conflicts, political protests, deadly virus epidemic or other crisis); the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; and pandemics;
•the ability to adequately address risks and capitalize on opportunities related to the Company’s and the Utilities environmental, social and governance priority areas, which include safety, reliability and resilience, including relating to wildfires and other extreme weather events, decarbonization, economic health and affordability, secure digitalization, human capital management, employee engagement, and climate-related risks and opportunities;
v

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
•the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling or budget funding, monetary policy, trade policy and tariffs, energy and environmental policy, and other policy and regulatory changes advanced or proposed by President Trump and former President Biden, and their respective administrations;
•weather, natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the increasing effects of climate change, such as more severe storms, flooding, droughts, heat waves, and rising sea levels) and wildfires, including their impact on the resilience and reliability and cost of the Company’s and Utilities’ operations, and the economy;
•the timing, speed and extent of changes in interest rates and the shape of the yield curve, which could result in higher borrowing costs and changes in market liquidity;
•the continued ability of the Company and the Utilities to access the credit and capital markets to fund necessary investments and expenditures (e.g., to obtain short-term and long-term debt financing, including lines of credit, and, in the case of HEI, to issue common stock) under volatile and challenging market conditions, and the potential higher cost of such financings, if available;
•the risks inherent in changes in the value of the Company’s pension and other retirement plan assets, and the risks inherent in changes in the value of the Company’s pension liabilities, including changes driven by interest rates and mortality improvements;
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
•the ability of the Utilities to develop, execute and recover the implementation costs of the Utilities’ action plans included in their Integrated Grid Plan, which was accepted by the PUC in 2024, due to the recent issuance of the PUC’s 2024 Inclinations on the Future of Energy in Hawaii, Governor Josh Green’s Executive Order No. 25-01, Accelerating Hawaii’s Transition Toward 100 Percent Renewable Energy, and the Hawaii State Energy Office’s Alternative Fuel, Repowering and Energy Transition Study on the aforementioned plans of the Utilities;
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
•the ability of the Utilities to recover increasing or additional costs (e.g., due to tariffs imposed by the Trump administration or other factors impacting prices) and earn a reasonable return on capital investments not covered by the ARA, while providing the customer dividend required by performance-based regulation (PBR);
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

•unfavorable changes in economic conditions, such as sustained inflation, higher interest rates or recession, may negatively impact the ability of the Company’s customers to pay their utility bills and increased operating costs of the Utilities that cannot be passed on to, or recovered, from customers;
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
•new technological developments that could affect the operations and prospects of the Utilities or their competitors such as the commercial development of energy storage and microgrids;
•cybersecurity risks and the potential for cyber incidents, including potential incidents at HEI, its subsidiaries (including at electric utility plants), its third-party service providers, contractors and customers with whom they have shared data (IPPs, distributed energy resources (DER) aggregators and customers enrolled under DER programs) and incidents at data processing centers used, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general IT controls;
•failure to achieve remaining cost savings commitment related to the management audit committed savings of $33 million over the 2021 to 2025 multi-year rate period (MRP);
•federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI and the Utilities (including changes in taxation and tax rates, increases in capital requirements, regulatory policy changes, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas emissions, governmental fees and assessments, and potential carbon pricing or “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);
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
~~•~~potential enforcement actions by the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (FRB), the Federal Deposit Insurance Corporation and/or other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under existing or new banking and consumer protection laws and regulations or with respect to capital adequacy) until HEI’s and ASB Hawaii’s process of deregistering themselves as “unitary savings and loan holding companies” is completed and final;
•the risks associated with the geographic concentration of HEI’s businesses;
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
•the ability to effectively utilize federal and state net operating loss carryforwards;
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
Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI, Hawaiian Electric, Pacific Current and their subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether written or oral and whether as a result of new information, future events or otherwise.

PART I
ITEM 1.    BUSINESS
HEI Consolidated
HEI and subsidiaries and lines of business.  HEI is a holding company with its subsidiaries principally engaged in electric utility and non-regulated renewable/sustainable infrastructure businesses operating in the State of Hawaii. As a holding company with no significant operations of its own, HEI’s sources of funds are dividends or other distributions from its operating subsidiaries, borrowings, and sales of equity. The rights of HEI and its creditors and shareholders to participate in any distribution of the assets of any of HEI’s subsidiaries are subject to the prior claims of the creditors and preferred shareholders of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized as primary. The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions (see Note 15 of the Consolidated Financial Statements). HEI is headquartered in Honolulu, Hawaii and has one reportable segment: Electric utility. HEI and its other subsidiaries which are not reportable segments are grouped and reported as an “All Other” non-reportable segment.
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
All Other. The All Other non-reportable segment is composed of HEI’s corporate-level operating, general and administrative expenses and the results of Pacific Current, LLC (Pacific Current). Pacific Current was formed in September 2017 to focus on investing in non-regulated clean energy and sustainable infrastructure in the State of Hawaii to help reach the state’s sustainability goals. See also “Electric utility—Hawaii Electric Light firm capacity PPAs” section below and Note 3 of the Consolidated Financial Statements for additional information on Pacific Current activities. The All Other segment also includes ASB Hawaii, Inc. (ASB Hawaii) (a holding company), which previously owned ASB.
Additional information.  Prior to December 31, 2024, ASB Hawaii owned ASB, a federally chartered, full-service Hawaii community bank. ASB was a reportable segment of HEI, until its sale on December 31, 2024. For additional information about HEI, see HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements.
The Company’s website address is www.hei.com, where annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports (last 10 years) are made available free of charge in the Investor Relations section as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC (and available at the SEC’s website at www.sec.gov). The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K unless, and except to the extent, specifically incorporated herein by reference. HEI and Hawaiian Electric intend to continue to use HEI’s website as a means of disclosing additional information. Accordingly, investors should routinely monitor such portions of HEI’s website, in addition to following HEI’s and Hawaiian Electric’s press releases, SEC filings and public conference calls and webcasts. Investors may also wish to refer to the PUC website at hpuc.my.site.com/cdms/s/ in order to review documents filed with and issued by the PUC. No information at the PUC website is incorporated herein by reference, and the Company has no control over its accuracy or completeness.
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
In October 2021, Pacific Current requested informal guidance from the PUC regarding application of the affiliate transaction requirements (ATRs) to certain investments. In response, in January 2022, the PUC issued guidance (Order No. 38186, Docket No. 2018-0065) providing that, if Pacific Current acquires or invests in an unaffiliated entity that has been awarded a power purchase agreement with the Utilities through the Stage 1 or 2 Request for proposals (RFPs), such entity would become an “Affiliate” or “Affiliate-Related Entity” under the ATRs, and any wholesale power transactions between the entity and the Utilities, including under the awarded power purchase agreement, would require PUC review and approval. Such a requirement may impact Pacific Current’s competitiveness in acquiring and investing in new utility-scale projects in the Utilities’ service territory and thereby impact the pace and extent of Pacific Current’s growth. As a result of the D&O, Pacific Current intended to focus its future growth activities on projects not subject to a power purchase agreement with the Utilities or projects outside of the Utilities’ service territory. However, subsequent to the Maui windstorm and wildfires, HEI and Pacific Current have suspended any new investments while undertaking a comprehensive review of strategic options for certain assets of Pacific Current.
On December 30, 2024, HEI, ASB and ASB Hawaii entered into investment agreements to sell 90.1% of the common stock of ASB to various investors, including certain ASB officers and directors of ASB, while retaining 9.9% of the common stock of ASB. The sale transaction closed on December 31, 2024 and no investor, including HEI, retains or owns more than 9.9% of the common stock of ASB. As HEI and ASB Hawaii no longer have a controlling interest in ASB, HEI and ASB Hawaii are in the process of deregistering themselves as “unitary savings and loan holding companies” and upon final deregistration approval, would no longer be subject to applicable federal and state regulation and supervision (including under the Federal Reserve Board and Office of the Comptroller of the Currency).
As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, on February 7, 2025, Pacific Current entered into a Securities Purchase Agreement to sell all the membership interests in Hamakua Holdings, LLC, a wholly owned subsidiary of Pacific Current, to an unaffiliated third party for cash consideration to be determined under the provisions of the agreement. Hamakua Holdings, LLC has two wholly-owned subsidiaries: Hamakua Energy, LLC, which owns a 60-MW combined cycle power plant that sells power to Hawaii Electric Light under an existing power purchase agreement, and HAESP, LLC (created in connection with the current on-going Stage 3 RFP process). Upon closing, both Hamakua Energy and HAESP, LLC as wholly-owned subsidiaries of Hamakua Holdings will no longer be owned by Pacific Current. The close of the transaction is subject to the satisfaction of certain customary closing conditions and is expected to be finalized in March 2025. The sale transaction is not expected to have a material impact to the Company’s consolidated financial statements.
Environmental regulation.  HEI and its subsidiaries are subject to federal and state statutes and governmental regulations pertaining to water quality, air quality and other environmental factors. See the “Environmental regulation” discussion in the “Electric utility” section below, and Note 1 of the Consolidated Financial Statements.
Human Capital Resources. The Company’s workforce and culture are critical to its ability to achieve its business strategies. As such, the Company seeks to attract, retain and develop a talented workforce and create a high-performing, inclusive and safety-driven culture.
Employees.  The Company had total and full-time employees as follows:

December 31	2024		2023		2022
	Total	Full-time	Total	Full-time	Total	Full-time
	employees	employees	employees	employees	employees	employees
HEI[1]	69	69	75	75	79	79
Hawaiian Electric and its subsidiaries	2,533	2,518	2,654	2,564	2,605	2,511
ASB[2]	—	—	977	958	1,072	1,050
	2,602	2,587	3,706	3,597	3,756	3,640
1 Includes consolidated Pacific Current employees. For 2024, 2023, and 2022, HEI corporate had 44, 45, and 41 employees, respectively.
2 Beginning December 31, 2024, as a result of the sale transaction, ASB was no longer a subsidiary of HEI.
The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. The Utilities target compensation at market rates, and due to the significant increase in competitive market pay for linemen over the past few years, provided an 11.4% market rate adjustment and a 4% annual incentive for linemen effective February 1, 2024. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement. On January 26, 2024, a new three-year contract was ratified and will be in effect from November 1, 2024 through October 31, 2027. The contract provides for a 3% general wage increase in each year of the three-year contract, double time for callouts, and a 1% incentive payment upon achievement of specified objectives.
Culture of inclusion and belonging. The Company views fostering an inclusive culture – where all employees can thrive and feel they belong – as key to its success. The Company believes such a culture promotes collaboration, trust, engagement, excellence and innovation, in turn enhancing problem-solving and decision-making. The Company believes that a workforce comprised of a diverse array of backgrounds, experiences, skills and perspectives strengthens the Company’s ability to meet the needs of its customers, communities and stakeholders. Operating exclusively in Hawaii, one of the most culturally diverse states in the U.S., the Company also recognizes the importance of having a workforce that understands its customer base, including Hawaii’s unique culture, history and demographics.
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
Hawaiian Electric is committed to maintaining a strong safety culture. Due to the intrinsic nature of its operations, safety is part of Hawaiian Electric’s DNA. Management proactively assumes the responsibility of providing visible leadership and strategic direction for the health and safety management system and programs in their area of oversight. This leadership and direction are instrumental to building and sustaining a resilient safety culture and drive continual safety improvement. Allocating adequate resources to enable seamless implementation of safety programs and holding leaders accountable for the implementation of safety programs and resulting health and safety performance are strategic requirements. This commitment is shown in executive compensation, which is tied to the achievement of recordable incidents and lost workdays targets. These targets reward improvements in workplace safety, promote employee well-being, and contribute to long-term expense reductions. Hawaiian Electric promotes a safety culture that aims for zero incidents, with every employee taking ownership of their own safety, as well as that of their co-workers, contractors, and the public. More information on such targets is available in HEI’s annual proxy statement.
Hawaiian Electric is creating a culture of total well-being to support its employees from hire to retire and beyond by instituting best practices and advancing wellness as a business strategy. Some of the programs and benefits that foster employees’ total well-being include emotional, physical, occupational, social, spiritual, intellectual, environmental and financial. These programs include access to an extensive Employee Assistance Program for employees and their family members, participation in various community charity walks, wellness related trainings and resources, onsite mental health support, a wide variety of corporate wellness activities, gym and group fitness discounts, and financial wellness classes.
Workforce Stability. The Company’s employees are its greatest asset and the Company strives to create a highly desirable place to work.
Hawaiian Electric seeks to provide compensation and benefits that are comprehensive, market-competitive, and internally equitable to attract, engage, and retain highly skilled employees. Hawaiian Electric believes that employee engagement is key to creating a desirable, inclusive, rewarding place to work and conducts employee engagement surveys on a regular cycle. Hawaiian Electric is expanding its strategic workforce planning initiative to build its workforce to support future transformation plans.
Properties.  HEI leases office space from a nonaffiliated lessor in downtown Honolulu under leases that expire in December 2027. See “Electric Utility” section for a description of properties owned and leased.
Hamakua Energy, LLC (Hamakua Energy), an indirect wholly owned subsidiary of Pacific Current, which is included in the “All Other” segment, owns a 60-MW dual-train combined-cycle facility and a total of approximately 93 acres located on the Hamakua coast on the island of Hawaii. Its power plant is situated on approximately 59 acres and the remaining 34 acres includes surrounding parcels of which 30 acres are located on the ocean front. On February 7, 2025, the parent company of Hamakua Holdings, LLC, an indirect subsidiary of HEI and parent company of Hamakua Energy, entered into a Securities Purchase Agreement to sell all of the membership interests in Hamakua Holdings, LLC to an unaffiliated third party. The sale is expected to close in March 2025. Kaʻieʻie Waho Company, LLC (Kaʻieʻie Waho), a wholly owned subsidiary of Pacific Current, owns a 6-MW solar photovoltaic facility located on approximately 20 acres on the southern coast of the island of Kauai.

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
    In 2024, the electric utilities’ revenues and net loss amounted to approximately 100% and 93% respectively, of HEI’s consolidated revenues and loss from continuing operations. The electric utilities’ revenues and net income amounted to approximately 99% and 133% in 2023 and approximately 100% and 117% in 2022, respectively, of HEI’s consolidated revenues and income from continuing operations.
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
•    Creating innovative programs that provide customers incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night

Since the time the 2030 goal was established, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies related to solar panel imports, have slowed the pace of progress toward reducing greenhouse gas (GHG) emissions. The downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires, which makes it more difficult for independent power producers to procure low-cost financing, has added an additional impediment to completion of new renewable energy and storage projects. As a result of these challenges, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s RPS goals.
After 2030, progress on elimination of carbon from power generation assumes continued use of proven resources, including wind, solar, geothermal, hydroelectric, biofuels and energy storage, along with the development of new and existing technologies. Those technologies may include offshore wind, green hydrogen, wave energy and carbon-capture—all currently under development around the world—as well as other solutions that will emerge. A diverse portfolio of resources will also enhance resilience to climate-related events.

Sales of electricity.

Years ended December 31	2024		2023		2022
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
Hawaiian Electric	310,336	$2,246,646	309,631	$2,324,044	306,978	$2,422,232
Hawaii Electric Light	90,522	475,556	89,477	458,157	88,757	479,566
Maui Electric	71,678	434,810	72,497	443,017	73,933	464,823
	472,536	$3,157,012	471,605	$3,225,218	469,668	$3,366,621
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

These regulatory mechanisms are summarized as follows:

Mechanism	Description
Sales decoupling	Provides predictable revenue stream by fixing net revenues at the level approved in last rate case (revenues not linked to kWh sales).
Annual Revenue Adjustment (ARA)
Annually adjusts revenue levels during a Multi-Year Rate Period, determined by formula which includes an inflation factor, a predetermined productivity adjustment (currently set at zero), adjustments for exceptional circumstances not in the Utilities’ control and a customer dividend component. The ARA replaced the Revenue Adjustment Mechanism (RAM) effective June 1, 2021.

Exceptional Project Recovery Mechanism (EPRM)
Reduces regulatory lag and permits recovery of revenues for net costs of approved eligible projects placed in service during the Multi-Year Rate Period through the revenue balancing account (RBA) that is not provided for by other effective tariffs, the ARA, Performance Incentive Mechanism (PIMS) or Shared Savings Mechanisms (SSMs). The EPRM was formerly known as the Major Project Interim Recovery (MPIR) adjustment mechanism.

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
Performance incentive mechanism (PIM) / Shared Savings Mechanism (SSM)
Annually adjusts revenue to recover from or credit customers for specific areas of the Utilities’ performance measured against the PUC’s approved targets. Adding a portfolio of SSMs and new PIMs is intended to encourage acceleration in renewables, grid services, interconnection of DERs, low-to-moderate income energy efficiency, advanced metering infrastructure, generation-based reliability (penalties only), interconnection of utility scale renewable projects, and cost control of non-ARA costs and allow for financial rewards for exemplary performance.

Pension and other post-employment benefit trackers	Allows tracking of pension and other post-employment benefit costs and contributions above or below the cost included in rates in a separate regulatory asset/liability account.
Renewable energy infrastructure program	Permits recovery of renewable energy infrastructure projects through a surcharge.
Pilot Process
Fosters innovation by establishing an expedited implementation process for pilots that test new technologies, programs, business models and other arrangements and allows for timely cost recovery of annual expenditures of approved pilot projects through an adjustment to target revenues. Proposed pilots are subject to PUC approval with a total annual cap of $10 million.

Earnings Sharing Mechanism (ESM)
Protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate making ROACE; reflecting a symmetrical ESM for achieved rate making ROACE outside of a 300 basis points dead band above or below the current authorized ROACE of 9.5% for each of the Utilities.

Seasonality.  kWh sales of the Utilities follow a seasonal pattern, but they do not experience extreme seasonal variations experienced by some electric utilities on the U.S. mainland. In Hawaii, kWh sales tend to increase in the warmer, more humid months as a result of increased demand for air conditioning and higher visitor arrivals. This is partially offset by the reduction of sales due to privately owned customer photovoltaic (PV) systems which generate the most energy during the aforementioned warmer months.
Significant customers.  The Utilities derived approximately 11%, 12% and 12% of their operating revenues in 2024, 2023 and 2022, respectively from the sale of electricity to various federal government agencies. Hawaiian Electric continues to work with various federal agencies to implement measures that will help them achieve their energy efficiency, resilience and clean energy objectives.

Selected consolidated electric utility operating statistics.

Years ended December 31	2024	2023	2022	2021	2020
MWh sales (thousands)
Residential	2,295.4	2,342.1	2,415.2	2,491.6	2,525.4
Commercial	2,597.8	2,586.7	2,628.8	2,572.5	2,456.0
Industrial	3,301.3	3,273.5	3,295.7	3,174.3	3,118.0
Other	24.4	24.4	14.3	22.7	20.8
	8,218.9	8,226.7	8,354.0	8,261.1	8,120.2
MWh net generated and purchased (thousands)
Net generated	5,251.6	5,343.0	5,011.9	4,501.0	4,629.2
Purchased	3,549.1	3,271.2	3,750.4	4,153.7	3,896.2
	8,800.7	8,614.2	8,762.3	8,654.7	8,525.4
MWh customer-sited solar (thousands)	1,691.2	1,585.5	1,522.4	1,418.0	1,325.8
RPS (%)[1]	35.8	33.3	31.8	38.4	34.5
Losses and system uses (%)	6.4	4.2	4.4	4.3	4.5
Energy supply (December 31)
Net generating capability—MW	1,647	1,739	1,738	1,738	1,737
Firm and other purchased capability—MW2	366	362	362	540	517
	2,013	2,101	2,100	2,278	2,254
Net peak demand—MW3	1,424	1,447	1,467	1,471	1,471
Btu per net kWh generated	11,074	11,102	10,941	10,988	10,834
Average fuel oil cost per MBtu (cents)	1,868.2	2,060.0	2,310.9	1,305.4	1,028.7
Customer accounts (December 31)
Residential	417,253	416,072	413,744	414,713	412,484
Commercial	53,810	54,060	54,416	54,373	54,035
Industrial	712	702	696	698	694
Other	761	771	812	828	826
	472,536	471,605	469,668	470,612	468,039
Electric revenues (thousands)
Residential	$1,011,289	$1,028,415	$1,069,974	$843,655	$770,135
Commercial	1,013,567	1,029,927	1,077,521	802,878	708,180
Industrial	1,122,152	1,156,909	1,211,242	853,293	754,775
Other	10,004	9,967	7,884	7,780	6,440
	$3,157,012	$3,225,218	$3,366,621	$2,507,606	$2,239,530
Average revenue per kWh sold (cents)	38.41	39.21	40.30	30.35	27.58
Residential	44.06	43.91	44.30	33.86	30.50
Commercial	39.02	39.82	40.99	31.21	28.83
Industrial	33.99	35.34	36.75	26.88	24.21
Other	41.05	40.79	55.24	34.19	31.01
Residential statistics
Average annual use per customer account (kWh)	5,512	5,628	5,821	6,022	6,145
Average annual revenue per customer account	$2,429	$2,471	$2,579	$2,039	$1,874
Average number of customer accounts	416,402	416,177	414,910	413,725	410,973
1.In July 2022, former Governor Ige signed Act 240 (H.B.2089), which amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology.
2 Puna Geothermal Venture (PGV) with 34.6 MW of firm capacity went offline due to lava flow on Hawaii Island in May 2018, but returned to service in the first quarter of 2021 and is currently providing 32.2 MW. Additionally, AES Hawaii provided 180 MW of firm capacity from its coal-fired cogeneration plant. The purchase power agreement expired on September 1, 2022 and was not renewed. The AES Hawaii coal plant has ceased operations.
3 Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.  The following table contains certain generation statistics as of and for the year ended December 31, 2024. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Hawaiian Electric	Hawaii Electric Light	Maui Electric
	Island of Oahu	Island of Hawaii	Island of Maui	Island of Lanai	Island of Molokai	Total
Net generating and firm purchased capability (MW) as of December 31, 2024[1]
Conventional oil-fired steam units	906.9	50.1	35.9	—	—	992.9
Diesel internal combustion engine	—	29.5	98.6	9.4	9.8	147.3
Simple-cycle combustion turbines	230.8	46.3	—	—	2.2	279.3
Dual train combined-cycle unit	—	56.2	113.6	—	—	169.8
Biodiesel internal combustion engine	57.4	—	—	—	—	57.4
Firm contract power[2]	276.5	90.0	—	—	—	366.5
	1,471.6	272.1	248.1	9.4	12.0	2,013.2
Net peak demand (MW)[3]	1,050.0	183.6	178.5	5.9	5.8	1,423.8
Reserve margin	40.0%	48.2%	39.0%	59.3%	106.9%	41.4%
Annual load factor	71.8%	68.9%	65.1%	67.9%	62.3%	70.6%
MWh net generated and purchased (thousands)	6,607.5	1,108.4	1,018.1	35.1	31.6	8,800.7
1Hawaiian Electric units at normal ratings; Hawaii Electric Light and Maui Electric units at reserve ratings.
2Nonutility generators - Hawaiian Electric: 208 MW (Kalaeloa Partners, L.P., oil-fired) and 68.5 MW (HPOWER, refuse-fired); Hawaii Electric Light: 60 MW (Hamakua Energy, oil-fired) and 34.6 MW (PGV, geothermal). PGV’s current limited capability of 32.2 MW has been incorporated into the utility’s firm contract power capability as of December 31, 2024.
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
In addition to the firm capacity PPAs described below, the electric utilities also purchase energy on an as-available basis directly from nonutility generators and through its Feed-In Tariff programs, as well as through renewable dispatchable generation power purchase agreements. The electric utilities also receive renewable energy from customers under its customer-sited DER programs.
The PUC has allowed rate recovery for the firm capacity and purchased energy costs for the electric utilities’ approved firm capacity and as-available energy PPAs.
Hawaiian Electric firm capacity PPAs.  Hawaiian Electric currently has two major firm capacity PPAs that provide a total of 276.5 MW of firm capacity, representing 19% of Hawaiian Electric’s total net generating and firm purchased capacity on the Island of Oahu as of December 31, 2024.
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
Hawaii Electric Light firm capacity PPAs.  Hawaii Electric Light has two major firm capacity PPAs that provide a total of 85.7 MW of firm capacity, representing 33% of Hawaii Electric Light’s total net generating and firm purchased capacity on the Island of Hawaii as of December 31, 2024.
In October 1997, Hawaii Electric Light entered into an agreement with Encogen, which was succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement requires Hawaii Electric Light to purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle facility consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines, which primarily burns naphtha (a mixture of liquid hydrocarbons) and, starting in late 2019, biodiesel (comprising approximately 41.8% of HEP’s fuel mix in 2024). In November 2017, Hamakua Energy, an indirect subsidiary of HEI, purchased the plant from HEP. On February 7, 2025, the parent company of Hamakua Holdings, LLC, an indirect subsidiary of HEI and parent company of Hamakua Energy, entered into a Securities Purchase Agreement to sell all the membership interests in Hamakua Holdings, LLC to an unaffiliated third party. The sale is expected to close in March 2025. See “Sale of Hamakua Holdings, LLC” in Note 3 of the Consolidated Financial Statements.
Hawaii Electric Light has a 35-year PPA, as amended, with Puna Geothermal Venture (PGV) for 34.6 MW of firm capacity from its geothermal steam facility, which will expire on December 31, 2027. However, the PGV facility went offline in May 2018 due to lava flow on Hawaii Island. In March 2019, Hawaii Electric Light entered into a Rebuild Agreement with PGV, which sets forth the parties’ respective responsibilities associated with restoration of the facility. The Rebuild Agreement shall govern the terms until PGV becomes fully operational. PGV returned to service at a level providing limited output without firm capacity in the fourth quarter of 2020 and is currently providing 32.2 MW of capacity. In December 2019, Hawaii Electric Light entered into an Amended and Restated PPA (ARPPA) with PGV to, among other things, extend the term by 25 years to 2052 and expand the firm capacity capable of being delivered to 46 MW. The ARPPA was approved by the PUC subject to certain conditions on December 29, 2023. See “New renewable PPAs” in the “Developments in renewable energy efforts” section in Hawaiian Electric’s MD&A.
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
See “Fuel contracts” in Hawaiian Electric’s MD&A.

The following table sets forth the average cost of fuel oil used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to generate electricity in 2024, 2023 and 2022:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2024	114.42	1,839.5	117.55	1,960.3	115.93	1,945.6	115.00	1,868.2
2023	127.45	2,051.1	124.04	2,063.7	124.86	2,101.1	126.73	2,060.0
2022	144.63	2,339.5	131.36	2,183.4	135.39	2,274.5	141.49	2,310.9
The average per-unit cost of fuel oil consumed to generate electricity for Hawaiian Electric, Hawaii Electric Light and Maui Electric reflects a different volume mix of fuel types and grades as follows:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric
	% LSFO	% Biodiesel/Diesel	% HSFO	% Diesel	% HSFO	% Diesel
2024	93	7	32	68	26	74
2023	92	8	35	65	22	78
2022	93	7	36	64	24	76
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
The Utilities estimate that 69% of the net energy they generate will come from fossil fuel oil in 2025 compared to 74% in 2024. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaii Electric Light and Maui Electric generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both HSFO and diesel. The PPA with Hamakua Energy requires that it maintains certain minimum fuel inventory levels.
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
Electrification of Transportation. In June 2018, the PUC initiated a proceeding to review the Utilities’ Electrification of Transportation (EoT) Strategic Roadmap, which provided an economic analysis for light duty electric vehicles on the island of Oahu, Maui and Hawaii. The Utilities subsequently filed an update in May 2024, called the EoT Strategic Roadmap 2.0 to reflect changes to market conditions since 2018 and identifies potential utility EoT actions through 2030, through input from community and industry experts.
In October 2019, the Utilities filed their EoT Workplan, establishing a schedule to continue implementation of the EoT roadmap with a focus on EV rate design and make ready charging infrastructure in the near term. The Utilities followed through on the EoT Workplan, with three filings: the electric bus make ready infrastructure pilot, Charge Ready Hawaii commercial infrastructure pilot, and two commercial EV rates, EV-J and EV-P. The Utilities completed the 18-month Smart Charge Hawaii Telematics pilot in December 2024.
The Utilities operate 32 public DC fast chargers (DCFC) as part of the EV-U pilot and EV-MAUI tariff. They filed a request in the fourth quarter of 2021 to expand and make permanent the public charging pilot with an additional 150 DCFCs and 150 level 2 charging stations at 75 locations. On August 20, 2024, the PUC suspended the docket effective September 6, 2024, in line with the Utilities request for suspension filed on August 13, 2024. On January 10, 2025, the Utilities learned they were not awarded federal funding as part of the Federal Joint Office and Fueling Infrastructure grant. On January 15, 2025, the Utilities filed an update to the PUC responding to their December 10, 2024 letter with a status update on changes to the priority, timing, and ability to commit funds to the application once they hear back from the Department of Energy Loan Program Office.
In August 2020, the Utilities committed to electrifying 100% of its class 1 vehicles (sedans, SUVs and light trucks) by 2035.
Renewable Portfolio Standards. In 2015, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS since 2014 (only electrical generation using renewable energy as a source counts). In July 2022, former Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. For example, the 2022 RPS achieved under the revised RPS calculation would have been 39.1% under the prior method versus 31.8% under the revised method. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones; however, the Utilities expect to continue to meet the RPS milestones under the amended RPS law to exceed the 2030 RPS requirement of 40%. The ability of the Utilities to meet RPS milestones after 2030 may be impacted by the Utilities’ current credit ratings, which may impact independent power producers’ ability to secure low-cost financing. In 2024, the Utilities’ RPS was 35.8%.
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
In December 2018, the PUC established a set of requirements governing transactions and sharing of information between the Utilities and its affiliates (Affiliate Transaction Requirements, ATRs), which was subsequently modified and clarified in January 2019 following the Utilities’ motion for reconsideration. The PUC stated the intent of the ATRs is to establish safeguards to avoid potential market power benefits and cross-subsidization between regulated and unregulated activities. The requirements include rules on interactions with affiliates, information handling, business development, political activities, promotional activities, sales of products and services, and employee sharing restrictions. The ATRs include implementing an internal code of conduct, a compliance plan, including policies and procedures to comply with the requirements, and having an audit conducted every three years that examines the compliance with the requirements. Penalties for non-compliance depend on the severity of the violation, and can range from daily fines to divestiture of the Utilities by the holding company. The second external audit is anticipated to commence in the second quarter of 2025 and the selection of the external auditor is pending PUC review and approval.
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
See also “HEI Consolidated–Regulation” above.
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
Hazardous waste and toxic substances controls.  The operations of the electric utility are subject to EPA regulations that implement provisions of the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, also known as Superfund), the Superfund Amendments and Reauthorization Act (SARA), and the Toxic Substances Control Act (TSCA) as well as equivalent State laws and regulations.
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
State and Federal Endangered Species Act. Under the State and Federal Endangered Species Acts species that are listed as threatened or endangered are to be protected from harm. Various activities of the Utilities including vegetation management, operations, construction, and the presence of infrastructure in sensitive areas may have the potential to affect such species. The Utilities have developed best management practices, protocols and in some areas are developing habitat conservation plans and obtaining related permits to help protect these species.
Additional information.  For additional information about Hawaiian Electric, see Hawaiian Electric’s MD&A, Hawaiian Electric’s “Quantitative and Qualitative Disclosures about Market Risk” and Hawaiian Electric’s Consolidated Financial Statements, including the Notes thereto.
Properties. As of December 31, 2024, the Utilities’ ownership in generating assets was as follows:

Property	Location (island)	Principal Fuel Type	Generating Capacity (MW)	Status
Hawaiian Electric:
Waiau[1,2]	Oahu	LSFO / Diesel	388.2	Active
Kahe[1]	Oahu	LSFO	620.5	Active
Campbell Industrial Park (CIP)[1]	Oahu	Diesel	129.0	Active
Honolulu Power Plant[1]	Oahu	N/A	—	Retired in 2023
Schofield Generating Station[3]	Oahu	Biodiesel / ULSD	49.4	Active
West Loch PV Project[4]	Oahu	Renewable (Solar)	20.0	Active
Hawaii Electric Light[5]:
Shipman	Hawaii	N/A	—	Retired in 2015
Waimea	Hawaii	ULSD	7.5	Active
Keahole	Hawaii	Diesel / ULSD	77.6	Active
Puna	Hawaii	HSFO / Diesel	36.7	Active
Hill/Kanoelehua	Hawaii	HSFO / ULSD	55.4	Active
Distributed generators at substation sites[6]	Hawaii	ULSD	3.8	Active
Maui Electric[7]:
Kahului	Maui	HSFO	35.9	Active
Maalaea	Maui	Diesel / ULSD	208.4	Active
Miki Basin	Lanai	ULSD	9.4	Active
Palaau	Molokai	ULSD	12.0	Active
Distributed generators at substation sites	Maui	ULSD	3.8	Active
1 The four plants are situated on Hawaiian Electric-owned land having a combined area of 542 acres.
2 Waiau Units 3 and 4 were retired on December 31, 2024.
3 Hawaiian Electric has a 35-year land lease on 8.13 acres, effective September 1, 2016 (with an option to extend an additional 10 years), with the Department of the Army.
4    Hawaiian Electric has a 37-year land lease on 102 acres, effective July 1, 2017, with the Secretary of the Navy.
5 The plants are situated on Hawaii Electric Light-owned land having a combined area of approximately 44 acres. The distributed generators are located within Hawaii Electric Light-owned substation sites having a combined area of approximately four acres.
6    One of the four distributed generators (Panaewa D24, 1.25 MW) was damaged in a substation fire in January 2024.
7    The four plants are situated on Maui Electric-owned land having a combined area of 60.7 acres. The distributed generators are located within Maui Electric-owned substation sites having a combined area of approximately three acres.

As of December 31, 2024, the Utilities’ ownership in fuel storage facilities was as follows:

Facility	Location (island)	Fuel Type	Capacity (barrels in thousands)	Generation Serviced
Hawaiian Electric:
Barbers Point Tank Farm	Oahu	LSFO	1,025	Kahe, Waiau
Generation sites - various (in aggregate)	Oahu	LSFO	771	Various
Generation sites - various (in aggregate)	Oahu	Diesel	147	Various
Generation sites - various (in aggregate)	Oahu	Biodiesel	11	Various
Hawaii Electric Light[1]:
Generation sites - various (in aggregate)	Hawaii	HSFO	57	Various
Generation sites - various (in aggregate)	Hawaii	Diesel	87	Various
Maui Electric[2]:
Generation sites - various (in aggregate)	Maui	HSFO	84	Various
Generation sites - various (in aggregate)	Maui	Diesel	109	Various
1 There are an additional 19,249 barrels of diesel and 24,675 barrels of HSFO storage capacity for Hawaii Electric Light-owned fuel off-site at Island Energy Services, LLC-owned terminalling facilities.
2    There are an additional 56,358 barrels of diesel oil storage capacity off-site at Aloha Petroleum, Ltd-owned terminalling facilities.

Other properties.  The Utilities own overhead transmission and distribution lines, underground cables, pole (some jointly) and metal high voltage towers. Electric lines are located over or under public and nonpublic properties.
Hawaiian Electric owns a total of 126.5 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located. Hawaiian Electric also owns buildings and approximately 11.6 acres of land located in Honolulu, which house its operating and engineering departments. It also leases an office building and certain office spaces in Honolulu, land for office spaces and storage in Pearl City, and a warehousing center in Kapolei.
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

Holding company and company-wide risks.
Potential losses resulting from the Maui windstorm and wildfires could have a material adverse effect on HEI’s and Hawaiian Electric’s financial condition, liquidity, cash flows and results of operations. On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas caused widespread property damage, including damage to property of the Utilities, and 102 confirmed fatalities in Lahaina (the Maui windstorm and wildfires). The Maui Department of Fire and Public Safety (MFD) and Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF) reports classified the cause of the fire as “accidental.”
Multiple lawsuits have been filed against the Utilities and HEI alleging, among other things, that they were negligent in failing to prevent the wildfires that led to the property destruction and loss of life. The amount of any liability arising from the Maui windstorm and wildfires (which could exceed amounts currently reserved for the settlement liability), whether determined at trial or through a negotiated settlement, could have a material adverse impact on HEI’s and Hawaiian Electric’s financial condition, liquidity, cash flows and results of operations. As of December 31, 2024, HEI and the Utilities have approximately $13 million, nil and $122 million of insurance coverage remaining under the excess liability, professional liability, and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable as of year-end.
HEI’s and Hawaiian Electric’s access to capital markets and other sources of debt and equity financings in a timely manner and on acceptable terms will continue to be negatively impacted as a result of the downgrades in their debt credit ratings to below investment grade. In August 2023, HEI and Hawaiian Electric received multiple downgrades to their debt, including to ratings below investment grade, by Fitch, Moody’s and S&P. As of February 14, 2025, the Fitch, Moody’s and S&P ratings of HEI and Hawaiian Electric were as follows:

	Fitch	Moody’s	S&P
HEI:
Long-term issuer default, long-term corporate family and issuer credit, respectively	B	B1	B-
Short-term issuer default, commercial paper and commercial paper, respectively	B	NP	B
Outlook	Stable	Stable	Negative

Hawaiian Electric:
Long-term issuer default, long-term and issuer credit, respectively	B	Ba3	B-
Short-term issuer default, commercial paper and commercial paper, respectively	B	NP	B
Senior unsecured debt/special purpose revenue bonds	B+	Ba3	*
Cumulative preferred stock (selected series)	*	B3	*
Outlook	Stable	Stable	Negative
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
Unless and until these debt ratings are upgraded to investment grade, the Company will continue to have restricted access to capital markets and other sources of debt and equity financings, if at all, in a timely manner and on acceptable terms. Recent projects, such as, wildfire mitigation plan, grid modernization, reliability and resilience all require significant capital expenditures to implement. The Company may not be able to obtain the necessary financing to achieve its business objectives as a result of the downgrades. Accordingly, the Company’s financial condition, liquidity, cash flows and results of operations may be adversely impacted if debt credit ratings are maintained at below investment grade for an extended period of time.
HEI’s and Hawaiian Electric’s credit ratings only reflect the view, at the time the ratings are issued, of the applicable rating agency. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency’s judgment, circumstances, such as current, past or future effects or events so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the availability of capital to the Company or the market price or marketability of HEI’s and/or Hawaiian Electric’s securities, which could increase the cost of capital of HEI and Hawaiian Electric, and such increased costs, including interest charges, under HEI’s and/or Hawaiian Electric’s debt securities and credit facilities, would result in reductions in HEI’s consolidated net income in future periods. Because HEI’s and Hawaiian Electric’s credit ratings were downgraded, HEI and Hawaiian Electric are unable to sell commercial paper and were required to draw on more expensive bank lines of credit and prioritize capital and other expenditures. Neither HEI nor Hawaiian Electric management can predict the duration of the downgrades and future rating agency actions or their effects on the future cost of capital of HEI or Hawaiian Electric. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.
Extreme weather events and other natural disasters, particularly those exacerbated by climate change such as the Maui windstorm and wildfires, could materially affect Hawaiian Electric’s assets and infrastructure, particularly if such infrastructure is damaged or is found to have contributed to other catastrophic events such as a wildfire. Extreme weather-related incidents and other natural disasters, including volcanic eruptions, mudslides, hurricanes, tsunamis and other storms, can interfere with the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver electricity to customers. Damage to Hawaiian Electric’s infrastructure can also cause or contribute to additional loss through events such as wildfires. These risks are increasing, as climate change has exacerbated some of the conditions that lead to these extreme weather events and natural disasters. Such an event can result in lost revenue and increased expenses for the Utilities, but it also can result in regulatory penalties and disallowances if Hawaiian Electric is unable to restore power on a timely basis. Also, an extreme event can lead to significant claims for damages, including for loss of life and property, and has been the case with the Maui windstorm and wildfires. Therefore, these events could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations.
Holding Company Risk—HEI is a holding company that derives its income from its principal operating subsidiary, Hawaiian Electric, and depends on the ability of Hawaiian Electric to pay dividends or make other distributions to HEI and on its own ability to raise capital.  HEI is a legal entity separate and distinct from its subsidiaries. As a holding company with no significant operations of its own, HEI’s cash flows and consequent ability to service its obligations and pay dividends on its common stock is dependent upon its receipt of dividends or other distributions from Hawaiian Electric and its ability to issue common stock or other equity securities and to incur additional debt. A material reduction or delay in dividends or other distributions by Hawaiian Electric for an extended period of time, such as a continuation or expansion of the reduction in dividends that HEI currently is experiencing due to the Maui windstorm and wildfires, could have a material adverse effect on the Company’s business, financial condition and results of operations. The ability of HEI’s subsidiaries to pay dividends or make other distributions to HEI, in turn, is subject to the risks associated with their operations and to contractual and regulatory restrictions, including:
•the provisions of an HEI agreement with the PUC (PUC Agreement), which could limit the ability of HEI’s principal electric public utility subsidiary, Hawaiian Electric, to pay dividends to HEI in the event that the consolidated common stock equity of the Utilities falls below 35% of total capitalization of the electric utilities. As of December 31, 2024, the consolidated common stock equity of HEI’s electric utility subsidiaries was 33% of their total capitalization based on the current definition under the PUC Agreement and, as a result, the Utilities are restricted in cash payment of their dividend to HEI at this time (see Note 15 of the Consolidated Financial Statements.);
•the provisions of preferred stock resolutions and debt instruments of HEI and its subsidiaries.
Credit and Capital Market Risk—The Company, and its lowered credit rating, is subject to risks associated with the Hawaii economy, including catastrophic events such as the Maui windstorm and wildfire (in the aggregate and on an individual island basis), volatile U.S. capital markets and changes in the interest rate and credit market environment that have or could result in higher retirement benefit plan funding requirements and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.  The two largest components of Hawaii’s economy are tourism and the federal government (including the military). Because the core businesses of HEI’s subsidiaries are providing local public electric utility services (through Hawaiian Electric and its subsidiaries), the Company’s operating results are significantly influenced by: Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism; by the impact of interest rates on the construction and real estate industries and by the impact of federal government spending in Hawaii, which can be affected by world conditions; and, from time to time, the expiration of federal government appropriations bills. In addition, the Hawaii economy could be directly or indirectly affected by implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions and the potential impacts of global and local developments (including economic conditions and uncertainties; unrest, terrorist acts, wars (such as the Russia-Ukraine war and the Israel-Hamas war), conflicts, political protests, deadly virus epidemic, pandemics, or other crisis; the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade).
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
There may be future conditions or events that raise substantial doubt about our ability to continue as a going concern, and it is possible that any plan developed to alleviate such doubt may be unsuccessful. In addition, any capital raised may result in dilution to our current shareholders. For the year ended December 31, 2024, the Company incurred losses from continuing operations of approximately $1.32 billion. For the year ended December 31, 2024, the Utilities incurred net losses of approximately $1.23 billion. The net losses for the year ended December 31, 2024, were primarily due to the accruals of estimated wildfire liabilities in the second and third quarters of 2024, totaling approximately $1.92 billion related to the Maui windstorm and wildfire tort-related legal claims. The Company previously disclosed in its Quarterly Report on Form 10-Q for the quarter ending June 30, 2024, that based on its financial and liquidity condition, and because it had not yet implemented a capital financing plan to address proposed wildfire settlement payments, there was substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern.
Management believes the Company’s cash and cash equivalents amount of $751 million and GLST1’s restricted cash amount of $479 million, both as of December 31, 2024, the available capacity on Hawaiian Electric’s asset-based lending facility (ABL Facility) (see Note 6 of the Consolidated Financial Statements included herein), additional liquidity under HEI’s recently registered ATM program as well as expenditure reduction efforts effectively alleviate any conditions that may cause substantial doubt regarding HEI’s and Utilities’ ability to continue as a going concern. The Company has adequate cash to meet its financial obligations and sustain operations in the short term, including available sufficient liquidity to fund the first installment of the settlement of wildfire tort claims expected to be made no earlier than the fourth quarter of 2025 and its other cash obligations for the next 12 months following the issuance of its financial statements. The plans that have been implemented have mitigated the conditions that previously caused the substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern as of the date of filing their 2024 second quarter financial statements. Although the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims, the Company is currently working with its financial advisors on a financing plan to raise the additional capital necessary to fund the remaining settlement of wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. If the financing plans are unsuccessful, the Company may need to consider other strategic alternatives.
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
If a court-approved definitive settlement agreement to resolve Maui windstorm and wildfire tort-related legal claims is not obtained, or if financing for settlement payments is not available, we may need to consider other alternatives for addressing the outstanding legal claims or settlement payments, and such alternatives could adversely affect our financial results or other factors impacting our finances, operations or stock valuation. As described more fully in Note 2 of the Consolidated Financial Statements included herein, the Company entered into Settlement Agreements effective November 1, 2024, to resolve all Maui windstorm and wildfire tort-related legal claims, including all claims among the defendants. Such Settlement Agreements are subject to court approval, and other conditions including resolution of the claims of the insurance companies that have paid claims for property loss and other damages. If all conditions of the Settlement Agreements are satisfied, the Company has agreed to make substantial payments to settle all Maui windstorm and wildfire tort-related legal claims. As described more fully in Note 2 of the Consolidated Financial Statements included herein, if the conditions of the Settlement Agreements are not satisfied or the agreements are otherwise terminated, the Company intends to vigorously defend against the litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance proceeds will be available to fund any potential settlements, judgments, or costs associated with the litigation.
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
You may experience future dilution as a result of future equity offerings. In order to raise additional capital, including capital necessary to fund litigation settlement expenses, the Company may in the future offer additional shares of HEI’s Common Stock or other securities convertible into or exchangeable for HEI Common Stock at prices that may not be the same as the current market price per share, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which the Company may sell additional shares of HEI Common Stock, or securities convertible or exchangeable into HEI Common Stock, in future transactions may be higher or lower than the current market price per share of HEI Common Stock.
In addition, any future sales of a substantial number of shares of HEI Common Stock in the public market, or the perception that such sales may occur, could adversely affect the price of HEI Common Stock. We cannot predict the effect, if any, that market sales of those shares of Common Stock, or the perception that those shares may be sold, will have on the market price of HEI Common Stock. Further, we may not have the ability to raise the amount of capital necessary on reasonable terms, or at all, to fund our contribution to the Maui wildfire tort litigation settlement, and uncertainties about the Company’s access to capital could have a material adverse effect on the market price of HEI Common Stock.
The Company does not expect to pay any dividends in the foreseeable future. The Company does not currently intend to pay dividends on HEI Common Stock and currently intends to retain future earnings, if any, to fund the development and growth of the Company’s business. In addition, the terms of certain existing and any future debt agreements may preclude the Company from paying dividends. As a result, capital appreciation, if any, of HEI Common Stock may be your sole source of gain for the foreseeable future.
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
Geographic Concentration Risk—The Company is subject to the risks associated with the geographic concentration of its businesses and current lack of interconnections that could result in service interruptions at the Utilities.  The business of the Utilities is concentrated on the individual islands they serve in the State of Hawaii. Their operations are more vulnerable to service interruptions than that of many U.S. mainland utilities because none of the systems of the Utilities are interconnected with the systems on the other islands they serve. Because of this lack of interconnections, it is necessary to maintain higher generation reserve margins than are typical for U.S. mainland utilities to help ensure reliable service. Service interruptions, including, in particular, extended interruptions that could result from a natural disaster or terrorist activity, could adversely impact the revenues and costs of some or all of the Utilities.
Competitive and Technological Risk—Increasing competition and technological advances could cause HEI’s businesses to lose customers or render their operations obsolete.  Certain aspects of the electric utility industry are competitive. The success of HEI’s subsidiaries in meeting competition and responding to technological advances will continue to have a direct impact on HEI’s consolidated financial performance. For example:
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
Uninsured Losses—HEI’s businesses could suffer losses that are uninsured due to a lack of affordable insurance coverage, unavailability of insurance coverage or limitations on the insurance coverage the Company does have.  In the ordinary course of business, HEI and its subsidiaries purchase insurance coverages (e.g., property and liability coverages) to protect against loss of, or damage to, their properties and against claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, there is no coverage. Some of the insurance coverages have substantial deductibles or have limits on the maximum amounts that may be recovered. In common with other companies in its line of business, the Utilities’ overhead and underground transmission and distribution systems (with the exception of substation buildings and contents), which have a replacement value roughly estimated at $13 billion, are largely not insured against loss or damage because the amount of transmission and distribution system insurance capacity is limited and the premiums are cost prohibitive. Similarly, the Utilities have no business interruption insurance as the premiums for such insurance would be cost prohibitive, particularly since the Utilities are not interconnected to other systems. If a hurricane or other uninsured catastrophic natural disaster were to occur, and if the PUC did not allow the affected Utilities to recover from ratepayers restoration costs and revenues lost from business interruption, the lost revenues and repair expenses could result in a significant decrease in HEI’s consolidated net income or in significant net losses for the affected periods.
Related to damages and costs incurred as a result of the Maui windstorm and wildfires, the Company has property insurance with a total policy limit of $500 million, subject to a $1 million retention, for wildfire damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The Company also has $165 million of excess liability insurance and $25 million of miscellaneous professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $0.1 million, respectively, and $145 million directors and officers liability insurance to cover claims related to shareholder and derivative lawsuits, with a retention of $1.0 million. The aggregate damages and costs associated with the Maui windstorm and wildfires could significantly exceed the Company’s policy limits.
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
Regulatory Risk—Actions of the PUC are outside the control of the Utilities and could result in inadequate or untimely rate increases, rate reductions or refunds or unanticipated delays, expenses or writedowns in connection with the construction of new projects.  The rates the Utilities are allowed to charge for their services and the timeliness of permitted rate increases are among the most important items influencing the Utilities’ results of operations, financial condition and liquidity. The PUC has broad discretion over the rates that the Utilities charge their customers. On December 23, 2020, as part of the D&O establishing the PBR Framework, the PUC established a five-year Multi-year Rate Period (MRP) during which there will be no general rate cases. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate. The PUC is currently evaluating the Utilities’ proposal to rebase the rates in the form of a tri-company rate case with a 2026 test year.
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
Related to the Maui windstorm and wildfires, the Utilities obtained PUC approval to defer certain non-labor expenses incurred from August 8, 2023 through December 31, 2025 that are not already a part of base rates. If the PUC denies recovery of any deferred costs, such costs would be charged to expense in the period that those costs are no longer considered probable of recovery. Additionally, on August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. See “Performance-based regulation framework” and “Regulatory assets for Maui windstorm and wildfires related costs” in Note 4 of the Consolidated Financial Statements.

Based on the current operations of the Utilities and regulatory framework, including the impact of the approved PBR Framework, the Utilities continue to follow regulatory accounting under Accounting Standards Codification (ASC) 980. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met, including achieved financial results that support the recovery of costs. If events or circumstances should change, such that the criteria are no longer satisfied, the Utilities expect that their regulatory assets (amounting to $227 million as of December 31, 2024), net of regulatory liabilities (amounting to $1,218 million as of December 31, 2024), would be charged to the statement of income in the period of discontinuance. See “Performance-based regulation framework” in Note 4 of the Consolidated Financial Statements.
The Utilities could be required to refund to their customers, with interest, revenues that have been or may be received under interim rate orders in their rate case proceedings and other proceedings, if and to the extent they exceed the amounts allowed in final orders.
Many public utility projects require PUC approval and various permits (e.g., environmental and land use permits) from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits, or any adverse decision or policy made or adopted, or any prolonged delay in rendering a decision, by an agency with respect to such approvals and permits, can result in significantly increased project costs or even cancellation of projects. In the event a project does not proceed, or if the PUC disallows cost recovery for all or part of a project, or if project costs exceed caps imposed by the PUC in its approval of the project, project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income. In addition, as the Utilities may retire fossil fuel generating units before the full recovery of its investment, if the PUC disallows cost recovery of the undepreciated cost, the write-offs of such amounts could have an adverse impact on the Utilities’ results of operations.
Weather Conditions Risk—Electric utility operations are significantly influenced by weather conditions and natural disasters.  The Utilities’ results of operations can be affected by the weather and natural disasters. Weather conditions, particularly temperature and humidity, directly impact the demand for electricity. Additionally, severe weather and natural disasters may become more intense and/or frequent because of global climate changes. Recent natural disasters such as the Kilauea eruption in 2018, Mauna Loa eruption in 2022, and the Maui windstorm and wildfires in 2023, have disrupted electric utility operations. These types of events can cause outages, property damage and result in significant additional expenses that may not always be recoverable.
Climate Change Risk—Electric utility operations may be significantly influenced by climate change.  While the timing, extent and ultimate effects of climate change cannot be determined with any certainty, climate change is predicted to cause sea level rise, which could impact coastal and low-lying areas where much of the Utilities’ electric infrastructure is located. Potential consequences include erosion of beaches, saltwater intrusion into aquifers and surface ecosystems, higher water tables and increased flooding and storm damage due to heavy rainfall. Climate change may also intensify extreme weather conditions including floods, hurricanes, heat waves and drought which could increase wildfire risk. These factors along with changes in sea levels, water availability and water quality have the potential to materially and adversely affect the Utilities’ results of operations, financial condition, and liquidity. For example, severe weather and its related impacts could cause significant harm to the Utilities’ physical facilities.
Third Party Performance Risk—Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.  The Utilities rely on fuel suppliers and shippers, and IPPs to deliver fuel and power, respectively, in accordance with contractual agreements. Approximately 75% of the net energy generated or purchased by the Utilities in 2024 was generated from the burning of fossil fuel oil, and purchases of power by the Utilities provided about 40% of their total net energy generated and purchased for the same period. Failure or delay by fuel suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the Utilities to deliver electricity, affect the Utilities’ maintenance schedules that could affect future reliability and require the Utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as the IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units. Also, as these contractual agreements end, the Utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements.
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
The Energy Reserve Margin, the planning criteria used to determine generation adequacy, is the percentage which the system generation capacity must exceed the system load in each hour. The Utilities’ Energy Reserve Margin is satisfied from 2025 through 2029 with the addition of planned generation and storage resource additions for all islands except for Hawaii Island and Lanai, which forecasts are near or slightly below target levels by less than one percent for 2025. The Utilities have plans to address these issues through managing maintenance schedules of existing generations, and if necessary, may request for voluntary customer conservation during periods of high power demands. The environment for resource planning has increased in complexity and uncertainty and the Utilities will continue using a portfolio approach to meet its obligation to serve. This includes increased renewable energy, energy storage, and other potential options, both supply side and customer programs. If the Utilities are unable to meet customer energy requirements, it could negatively impact the satisfaction of the Utilities’ customers, which could have an adverse impact on the Utilities’ business, reputation and results of operations.
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
Operational Risk—Electric utility generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated and/or increased operation and maintenance expenses, increased power purchase costs, and decreased reliability.  Operation of electric generating facilities involves certain risks which can adversely affect energy output, efficiency levels, and reliability. Included among these risks are facility shutdowns or power interruptions due to insufficient generation or a breakdown or failure of equipment or processes. In addition, operations could be negatively impacted by interruptions in fuel supply, inability to negotiate satisfactory collective bargaining agreements when existing agreements expire or other labor disputes, inability to comply with regulatory or permit requirements, disruptions in delivery of electricity, operator error, adverse weather or environmental conditions and catastrophic events such as earthquakes, tsunamis, hurricanes, fires, explosions, lava flows, floods or other similar occurrences affecting the Utilities’ generating facilities or transmission and distribution systems.
Legislative Risk—The Utilities may be adversely affected by new legislation, executive orders or administrative actions.  The Utilities operations are subject to regulations under a wide variety of federal and state regulations and policies. Changes to federal and state laws, rules, regulations and policies are continuous and ongoing and the federal administration, the U.S. Congress, state legislatures and state administrations may enact and implement new laws, regulations and policies that could adversely and materially affect us. The new federal administration has indicated its intent to implement material changes to the federal government’s structure and operations and to advocate material changes to federal laws, regulations and policies. The Utilities cannot predict future changes in laws,regulations and policies, how they will be implemented and interpreted, or the ultimate effect that this changing environment will have on us. There can be no assurance that laws, regulations and policies will not be changed in ways that have a material adverse effect on the Utilities’ operations, financial condition, results of operations, and cash flows. The federal and state executive branches, Congress, the Hawaii legislature and governmental agencies have adopted, or are considering adopting, a number of measures that will significantly affect the Utilities, as described below.
Renewable Portfolio Standards law.  The 2001 Hawaii Legislature adopted a law requiring the Utilities to meet a renewable portfolio standard, which has been amended over the years. The most recent amendment to Hawaii’s RPS law occurred in July 2022, which former Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones. The Utilities are committed to achieving these goals and met the 2015 and 2020 RPS; however, due to the exclusion of energy savings in calculating RPS after 2014 and risks such as potential delays in IPPs being able to deliver contracted renewable energy, it is possible the Utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC). On December 19, 2008, the PUC approved a penalty of $20 for every megawatt-hour (MWh) that an electric utility is deficient under Hawaii’s RPS law. The PUC noted, however, that this penalty may be reduced, in the PUC’s discretion, due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated, as described in the RPS law and in an RPS framework adopted by the PUC. In addition, the PUC ordered that the Utilities will be prohibited from recovering any RPS penalty costs through rates.
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
Executive orders. In January 2025, President Trump issued multiple Executive Orders (EOs) that impact both IIJA and IRA funding. EO 14154 entitled Unleashing American Energy ordered to immediately pause disbursement of funds appropriated through IIJA and IRA grants, which is causing delays in processing the Utilities’ requests for reimbursement for the Resilience Program and may potentially lead to project delays and economic uncertainty. The EO entitled Ending Radical and Wasteful Government DEI Programs and Preferencing resulted in the federal contracting officer ordering recipients to cease all diversity, equity and inclusion and community benefits plan activities funded by federal grants as of January 28, 2025, which could potentially impact the Utilities’ existing community benefits agreements with some third parties and commitments included in the Resilience Program project costs. The Utilities are unable to predict the timing or amount of the funding the Utilities may receive as a result of the two EOs mentioned above.

Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of greenhouse gas (GHG) emissions (including carbon dioxide emissions from the combustion of fossil fuels) to climate change have led to federal legislative and regulatory proposals and action by the state of Hawaii to reduce GHG emissions.
Hawaii Revised Statutes (HRS) § 269-6(b) requires that “in making determinations of the reasonableness of the costs pertaining to electric or gas utility system capital improvements and operations, the PUC shall explicitly consider, quantitatively or qualitatively, the effect of the state’s reliance on fossil fuels on price volatility, export of funds for fuel imports, fuel supply reliability risk, and greenhouse gas emissions.” Based on HRS § 269-6(b) and recent case law discussing the scope of this section, the Utilities are performing GHG analyses to quantitatively or qualitatively describe the GHG emissions of proposed projects that are submitted to the PUC for approval. On June 20, 2024, House Bill 2390 was signed into law as Act 54 and took effect on July 1, 2024. Act 54 authorizes the PUC to waive a lifecycle GHG analysis for energy projects that do not involve combustion. On September 18, 2024, the PUC approved the Utilities’ waiver requests for the Stage 3 solar plus storage and wind projects.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
HEI: None.
Hawaiian Electric: Not applicable.
ITEM 1C.    CYBERSECURITY
Cybersecurity risk oversight and management is a critical component of the Company’s overall enterprise risk management and top priority for the Company and its Board of Directors. The Company’s Board of Directors has delegated management of Enterprise Risk Management, which includes cybersecurity, to the HEI and Hawaiian Electric Audit and Risk Committees (collectively, the ARCs). The ARCs exercise their oversight responsibility of cybersecurity through quarterly (or more frequently if necessary) cybersecurity risk updates and reports of incidents, if any, by management (primarily the Utilities’ Chief Information Officer and Chief Information Security Officer). In early 2023, in recognition of the increased cybersecurity threats and heightened cybersecurity risks facing the Company, the ARCs formed the Cybersecurity Working Group (CWG), which is currently comprised of two directors, one from each of the HEI and Hawaiian Electric Boards of Directors. The purpose of the CWG is to oversee and conduct periodic meetings with management to discuss cyber risk, risk treatment, and operational activities relative to cyber risk treatment and to report matters to the ARCs. The CWG also evaluates cybersecurity areas highlighted by the ARCs including areas the CWG deems higher risk or topical and reports back to the ARCs on a quarterly basis. The CWG also coordinates with the Company’s management on regular trainings and tabletop exercises for the Board of Directors.
Electric utility
System overview. The Utilities rely on evolving and increasingly complex operational and information systems, networks and other technologies, which are interconnected with the systems and network infrastructure owned by third parties, to support a variety of business processes and activities, including procurement and supply chain, invoicing and collection of payments, customer relationship management, human resource management, the acquisition, generation and delivery of electrical service to customers, and to process financial information and results of operations for internal and external reporting and compliance with regulatory, financial reporting, legal and tax requirements. The Utilities use their systems and infrastructure to create, collect, store, and process sensitive information, including personal information regarding customers, employees and their dependents, retirees, and other individuals.
Risk management and strategy. The Utilities have a cybersecurity program in place, which is integrated into the overall risk management program and includes a risk management strategy and risk assessment policy, which are disseminated and maintained by the Chief Information Security Officer (CISO), revisited annually and govern the enterprise cybersecurity risk and maturity assessment process. The program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), and leverages a risk-based approach to optimize security investment and advance the security program’s maturity and security posture over time.
The Utilities’ cybersecurity program adopts security measures designed to protect the confidentiality, integrity, and availability of information technology systems, network infrastructure and other assets. The Utilities’ security measures, such as awareness and training, monitoring, etc. are designed to prevent, detect, and minimize the effects of a cybersecurity incident. These measures are periodically evaluated and audited against the NIST CSF by internal audit and independent third-party cybersecurity specialists.
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
Despite the Utilities’ security measures, all of their systems are vulnerable to disability, failures or unauthorized access caused by natural disasters, cybersecurity incidents, security breaches, user error, unintentional defects created by system changes, military or terrorist actions, power or communication failures or similar events.
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
All Other segment
HEI does not have an information technology (IT) or cybersecurity risk management (CRM) department, including the resources or expertise, to manage IT/CRM-related matters and processes. HEI relies on Hawaiian Electric to provide most of its IT/CRM-related services pursuant to a Service Level Agreement (SLA), amended, as of November 30, 2023 between HEI and Hawaiian Electric. HEI also employs third party cybersecurity consultants to assist in managing CRM-related matters. The SLA outlines specific services that Hawaiian Electric provides to HEI, which includes support on all IT/CRM-related matters, IT service desk support, electronic file storage and backup, hardware and software installation, inventory and maintenance, standard networking and telecommunication support, and other various IT/CRM matters, including periodic reporting to HEI’s Board of Directors and CWG. Refer to Hawaiian Electric’s cybersecurity discussion for more information.
The SLA services provided by Hawaiian Electric are mainly for applications and systems on Hawaiian Electric’s infrastructure, networks and servers. The SLA does not cover support for certain software applications that were procured outside of Hawaiian Electric’s procurement and IT policies and procedures. These include the HEI’s general ledger application itself, excluding the infrastructure that the general ledger application is installed on, and certain cloud-based software. Although these applications are not supported by Hawaiian Electric, security measures and internal control procedures related to user access and periodic security reviews have been implemented on these applications and are performed on an on-going basis in accordance with Hawaiian Electric’s IT policies and procedures. These controls are required to protect HEI’s financial and other sensitive information, as well as to prevent cybersecurity breaches on Hawaiian Electric’s infrastructure, networks and servers. In the event of a cybersecurity breach on these applications not supported by Hawaiian Electric, HEI employs third party cybersecurity consultants to assess and resolve issues resulting from a breach, depending on its severity. Hawaiian Electric may also provide guidance and support to assist HEI in assessing and resolving cybersecurity breaches. HEI has also formulated disaster recovery plans, which are updated on an annual basis, involving all of its applications, including those applications not supported by Hawaiian Electric.
HEI’s cybersecurity governance is primarily integrated within Hawaiian Electric’s cybersecurity governance plan and processes. HEI’s Board of Directors and CWG are tasked with overseeing risks from cybersecurity threats through routine quarterly, or as needed, updates and periodic deep-dive sessions. These updates cover cybersecurity incidents, as well as overall cybersecurity risk reduction program maturity, emerging and current cybersecurity risks, and the cybersecurity threat landscape.
The HEI CFO oversees all IT and cybersecurity matters at HEI, including having oversight responsibility for the services delivered under the SLA. Since the HEI CFO does not have expertise in cybersecurity, the HEI CFO works with the Hawaiian Electric CISO and, if necessary, with third-party cybersecurity consultants on assessing, identifying, and managing material cybersecurity matters impacting HEI. There were no cybersecurity incidents that have materially affected or are reasonably likely to materially affect HEI, including its business strategy, results of operations or financial condition.
ITEM 2.    PROPERTIES
HEI and Hawaiian Electric:  See the “Properties” sections under “HEI” and “Electric utility” in Item 1. Business above.
ITEM 3.    LEGAL PROCEEDINGS
HEI and Hawaiian Electric:  HEI and Hawaiian Electric (including their direct and indirect subsidiaries) may be involved in ordinary routine PUC proceedings, environmental proceedings and/or litigation incidental to their respective businesses. See the descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in “Item 1. Business,” in HEI’s MD&A and in the Notes 2 and 4 of the Consolidated Financial Statements. The outcomes of litigation and administrative proceedings are necessarily uncertain and there is a risk that the outcome of such matters could have a material adverse effect on the financial position, results of operations or liquidity of HEI or one or more of its subsidiaries for a particular period in the future.

ITEM 4.    MINE SAFETY DISCLOSURE
HEI and Hawaiian Electric:  Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (HEI)
The executive officers of HEI are listed below. Ms. Kimura is an officer of an HEI subsidiary rather than of HEI, but is deemed to be an executive officer of HEI under SEC Rule 3b-7 promulgated under the 1934 Exchange Act. HEI executive officers serve from the date of their initial appointment and are reappointed annually by the HEI Board (or annually by the applicable HEI subsidiary board), and thereafter are appointed for one-year terms or until their successors have been duly appointed and qualified or until their earlier resignation or removal. HEI executive officers may also hold offices with HEI subsidiaries and affiliates in addition to their current positions listed below.

Name	Age	Business experience for last 5 years and prior positions with the Company
Scott W. H. Seu	59
HEI President and Chief Executive Officer since 1/22
HEI Director since 1/22
ASB Director 1/22 to 12/24, Chair 1/22 to 8/23
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
·  Hawaiian Electric Manager, Resource Acquisition Department, 3/09 to 8/10
·  Hawaiian Electric Manager, Energy Projects Department, 5/04 to 3/09
·  Hawaiian Electric Manager, Customer Installations Department, 1/03 to 5/04
·  Hawaiian Electric Manager, Environmental Department, 4/98 to 12/02
·  Hawaiian Electric Principal Environmental Scientist, 1/97 to 4/98
·  Hawaiian Electric Senior Environmental Scientist, 5/96 to 12/96
·  Hawaiian Electric Environmental Scientist, 8/93 to 5/96

Scott T. DeGhetto	61
HEI Executive Vice President, Chief Financial Officer and Treasurer, since 10/23
· Prior to joining the Company in October 2023: Moelis & Company, Managing Director, Power, Utilities & Renewable Energy, 2011-2023.

Kurt K. Murao	55
HEI Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since 1/20
·  HEI Vice President - Legal & Administration and Corporate Secretary, 10/16 to 12/19
·  HEI Associate General Counsel, 3/11 to 10/16

Shelee M. T. Kimura	51
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
HEI’s common stock is traded on the New York Stock Exchange under the ticker symbol “HE.” As of February 14, 2025, HEI had 4,587 registered shareholders (i.e., holders of record of HEI common stock), 16,267 DRIP participants and total record shareholders of 20,854. The HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, and the current and expected future economic conditions. In August 2023, due to the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter of 2023 dividend. This action is intended to allow the Company to maximize liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utility and Bank (prior to its sale on December 31, 2024).
Purchases of HEI common shares were made during the fourth quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2024	37,236	$9.70	—	NA
November 1 to 30, 2024	28,641	10.22	—	NA
December 1 to 31, 2024	24,228	10.20	—	NA
Total	90,105		—	NA
NA Not applicable.
*     Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**     The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), and the ASB 401(k) Plan, prior to the sale of ASB, for shares purchased for cash or, if applicable, by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan, prior to the sale of ASB. Of the “Total number of shares purchased,” 31,970 of the 90,105 shares were purchased for the DRIP; 47,096 of the 90,105 shares were purchased for the HEIRSP; and the remaining of the 11,039 shares were purchased for the ASB 401(k) Plan, prior to the sale of ASB. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Hawaiian Electric:
Since a corporate restructuring on July 1, 1983, all the common stock of Hawaiian Electric has been held solely by its parent, HEI, and is not publicly traded. Accordingly, information required with respect to “Market information” and “holders” is not applicable to Hawaiian Electric.
The dividends declared and paid on Hawaiian Electric’s common stock for the quarters of 2024 and 2023 were as follows:

Quarters ended	2024	2023
(in thousands)
March 31	$13,000	$32,250
June 30	13,000	32,250
September 30	—	32,250
December 31	—	32,250
Total	$26,000	$129,000
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
ITEM 6.    [RESERVED]
HEI and Hawaiian Electric: Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries):
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes that appear in Item 8 of this report. For information on factors that may cause HEI’s and Hawaiian Electric’s actual future results to differ from those currently contemplated by the relevant forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” at the front of this report and “Risk Factors” in Item 1A. The general discussion of HEI’s consolidated results should be read in conjunction with the Electric utility discussion that follows.

HEI Consolidated
Executive overview and strategy.  HEI is a holding company with operations primarily focused on Hawaii’s electric utility sector after selling its bank operations on December 31, 2024. In 2017, HEI formed Pacific Current to make investments in non-regulated renewable energy and sustainable infrastructure projects. On December 30, 2024, HEI, ASB, and ASB Hawaii, a wholly owned subsidiary of HEI and ASB’s parent holding company, entered into investment agreements to sell 90.1% of the common stock of ASB to various investors, including certain ASB officers and directors of ASB. The sale transaction closed on December 31, 2024 and no investor acquired more than 9.9% of the common stock of ASB. The proceeds from the sale will be used to primarily strengthen the Company’s balance sheet and promote long-term financial stability which may include partially paying down its long-term debt, funding the wildfire settlement amount, and/or for other corporate purposes. Subsequent to the sale, HEI has one reportable segment: Electric utility. HEI and its other subsidiaries which are not reportable segments are grouped and reported as an “All Other” non-reportable segment.
Electric utility. Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively.
All Other. The All Other segment primarily comprises the results of Pacific Current, which invested in non-regulated clean energy and sustainable infrastructure in the State of Hawaii to help reach the state’s sustainability goals, and HEI’s corporate-level operating, general and administrative expenses. However, subsequent to the Maui windstorm and wildfires, HEI and Pacific Current have suspended any new investments while undertaking a comprehensive review of strategic options for certain assets of Pacific Current.
While a major focus of HEI’s financial strategy is to grow core earnings/profitability at the Utilities and Pacific Current in a controlled risk manner and optimize operating, capital and tax efficiencies in order to support its dividend and deliver shareholder value, HEI is working on strategic financing plans to raise capital necessary to fund the settlement of wildfire tort claims.
Recent developments. On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas caused widespread property damage, including damage to property of the Utilities, and 102 confirmed fatalities in Lahaina (the Maui windstorm and wildfires). The Maui windstorm and wildfires were fueled by extreme winds and drought-like conditions in those parts of Maui.
As of February 14, 2025, HEI and the Utilities have each been named in approximately 783 lawsuits related to the Maui windstorm and wildfires. These civil and putative class action lawsuits are pending in the Maui Circuit Court against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively, tort-related legal claims). One putative class action is also pending in federal court. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to, the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, one lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. Defendants have asserted cross-claims against one another for indemnification, contribution, and subrogation.
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
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes $75 million previously contributed for the One ‘Ohana Initiative (a humanitarian aid fund to provide payments outside of litigation to the beneficiaries of those who died, as well as compensation for personal injury damages). The total settlement amount is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. HEI and Hawaiian Electric must pay such amounts in four equal annual installments of approximately $479 million, with the first installment expected to be made no earlier than the fourth quarter of 2025. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. HEI transferred the amount of the first payment, $479 million, into a new subsidiary, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which $3.5 million was accrued as of December 31, 2024 based on the best estimate at that time.
The Settlement Agreements are intended to resolve all of the tort-related legal claims related to the Maui windstorm and wildfires. The Class Settlement Agreement provides releases by plaintiffs to the defendants, and among defendants, for acts and omissions relating to the Maui windstorm and wildfires. The Individual Settlement Agreement provides that individual plaintiffs who elect to accept the settlement will sign releases. The releases in the Settlement Agreements, including those among defendants (subject to certain conditions), are effective on the initial payment due date. The Settlement Agreements also provide that $500 million of the total settlement payments will be reserved and made available to defendants to defray the cost to resolve any claims brought by plaintiffs who do not release claims as part of the settlements. Defendants have the right to terminate the Settlement Agreements under certain circumstances, including if more than specified thresholds of plaintiffs choose not to participate in the settlement.
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
The Settlement Agreements do not resolve claims with insurers who have asserted subrogation claims in separate lawsuits, and such insurers are not parties to the Settlement Agreements. However, the Settlement Agreements provide that all subrogation claims by insurers that have been or could be brought against defendants arising out of the Maui windstorm and wildfires must be resolved in order for HEI and Hawaiian Electric’s payment obligation to arise. The Settlement Agreements include a condition to the defendants’ obligations providing that by May 19, 2025, either (a) insurers that have brought claims arising out of the Maui windstorm and wildfires enter into a written agreement that provides for releases of all claims against the defendants, or (b) that there is a final and unappealable court order providing that if the final definitive agreement between the plaintiffs and the defendants becomes effective, then those same insurers’ exclusive remedy for any claims against the defendants would be limited to asserting liens against the settlement amounts obtained by the individual plaintiffs. On February 6, 2025, after briefing was complete, the Supreme Court of Hawaii heard argument on three reserved questions regarding the scope of Hawaii subrogation law concerning the condition described in this paragraph in the manner described in (b) above. On February 10, 2025, the Hawaii Supreme Court issued an order regarding the reserved questions providing that, once the settlement becomes final, the exclusive remedy for insurers seeking to recover amounts paid to settling plaintiffs is to assert liens against their policyholders pursuant to HRS 663-10. The Hawaii Supreme Court is expected to issue a written opinion providing further detail on its decision in the coming weeks.
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
HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on HEI’s and the Utilities’ Consolidated Balance Sheets. The Settlement Agreements contain no admission of any liability by HEI or the Utilities and reflect the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities have recorded an additional $40 million in “Accounts receivable and unbilled revenues, net” and “Other accounts receivable, net” on HEI’s and the Utilities’ Consolidated Balance Sheets, respectively, as of December 31, 2024, based on the amounts expected to be remaining under the applicate insurance policies at time of settlement payment.
In an effort to finance the first settlement payment, on September 25, 2024, HEI completed the sale of 62.2 million shares of common stock. The shares were issued under a registration statement registering up to $575 million of common stock. The net proceeds from the sale of common stock amounted to approximately $557.7 million. In addition, on September 19, 2024, HEI filed with the SEC an at-the-market (ATM) offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program. HEI is working with its financial advisors on additional financing plans to raise capital necessary to fund the remaining $1.44 billion settlement amount.
The Company is also named in securities class action and shareholder lawsuits related to the Maui windstorm and wildfires. An unsuccessful mediation was held on January 22, 2025. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
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
On April 17, 2024, the Hawaii Attorney General released the first of three reports regarding its investigation into the Maui windstorm and wildfires (the first AG report). The first AG report chronologically details the major events and response efforts related to the Maui windstorm and wildfires, with a focus on the events concerning the Lahaina area between 2:55 p.m. on August 8, 2023, and 8:30 a.m. on August 9, 2023. It did not address the cause or origin of the fires.
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
On October 2, 2024, the MFD released its Origin and Cause Report on the fires in Lahaina on August 8, 2023, incorporating the investigative report by the Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF). The MFD/ATF reports conclude that the afternoon Lahaina fire on August 8, 2023 was a rekindle of the morning fire, and that the morning fire was caused by a damaged Maui Electric powerline that emitted sparks that ignited overgrown vegetation. The MFD/ATF reports classified the cause of the fire as “accidental.”
On January 14, 2025, the Hawaii Attorney General released the third of three reports, which, according to a press release issued the same day by the Attorney General, “organizes the findings from the first AG report and the second AG report and prioritizes a list of action items the state and all counties can use to make improvements to Hawaii’s future preparation for and response to wildfires, including recommendations on how to address each priority.”

In 2024, Governor Josh Green announced the creation of a Hawaii Climate Advisory Team (CAT), which the Governor’s office stated in a news release would “recommend steps to create a durable fund to mitigate the impacts of dynamic climate change and to develop a fair and comprehensive structure to resolve claims related to future disasters” including “develop[ing] a customized go-forward fund structure and related claims settlement mechanics.”
In January 2025, the CAT released a report titled “Policy Recommendations on Climate Disaster Resilience, Recovery and Funding.” The report recommends the creation of a $500 million disaster recovery fund, which would provide funding to certain low-income individuals for wildfires, hurricanes, floods, or other natural disasters that meet an aggregate damages threshold. Separately, the report notes that the CAT is “supportive of efforts to establish a separate disaster mitigation fund that would provide benefits to Hawaii residents,” with participation by utilities.
See “Recent developments” in Hawaiian Electric’s MD&A for additional updates.
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
In 2021, the Company identified a number of priorities that reflect the essential connection between the health of Hawaii’s environment, economy and communities and HEI’s long-term success. Those sustainability priorities included:
•decarbonizing the Company’s operations and the broader Hawaii economy;
•promoting Hawaii’s economic health and improving affordability for all residents;
•ensuring resilience, including safety, as the Company adapts to a changing climate, which is exacerbating conditions that can lead to increasing risk of droughts, severe storms, flooding, wildfires and other extreme weather events and natural disasters;
•maintaining resilience as the Company navigates the clean energy transition;
•advancing digitalization of the Company’s operations to better serve customers and increase efficiency while protecting against cyber-security challenges;
•promoting inclusion both within the Company and in the ways the Company interacts with and impacts external stakeholders;
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
•sustainability goals as part of HEI and Utility executive incentive compensation.
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
The Company issued its first consolidated sustainability report in September 2020. The report was aligned with Sustainability Accounting Standards Board guidance. The Company has since further developed its sustainability reporting to include disclosures regarding risks and opportunities related to climate change, as well as associated risk management and governance processes, based on recommendations from the Task Force on Climate-related Financial Disclosures. It has also outlined key impacts for the Company under two climate scenarios, including a scenario targeted to limit global temperature rise to two degrees Celsius or lower. The Company’s most recent reports include HEI’s enterprise-wide GHG emissions inventory, providing the basis to further guide the Company's strategies and enable greater transparency around its progress on climate issues. Net enterprise-wide GHG emissions in measured categories have decreased over time, driven largely by reductions in the utility’s generation-related emissions intensity. The Company’s sustainability reports can be found at www.hei.com/sustainability.

HEI consolidated results of operations.

(dollars in millions, except per share amounts)	2024	% change	2023	% change	2022
Revenues	$3,220	(2)	$3,288	(4)	$3,421
Operating income (loss)	(1,707)	NM	275	(2)	280
Income (loss) from continuing operations for common stock	$(1,323)	NM	$146	(9)	$161
Income (loss) from discontinued operations[1]	(103)	NM	53	(33)	80
Net income (loss) for common stock	$(1,426)	NM	$199	(17)	$241
Net income (loss) by segment:
Electric utility	$(1,226)	NM	$194	3	$189
Other	(96)	(100)	(48)	(73)	(28)
Income (loss) from continuing operations for common stock	$(1,323)	NM	$146	(9)	$161
Continuing operations - Basic earnings (loss) per common share	$(10.42)	NM	$1.33	(10)	$1.47
Discontinued operations - Basic earnings (loss) per common share[1]	(0.81)	NM	0.49	(33)	0.73
Basic earnings (loss) per share	$(11.23)	NM	$1.82	(17)	$2.20
Continuing operations - Diluted earnings (loss) per common share	$(10.42)	NM	$1.33	(10)	$1.47
Discontinued operations - Diluted earnings (loss) per common share[1]	(0.81)	NM	0.48	(34)	0.73
Diluted earnings (loss) per share	$(11.23)	NM	$1.81	(18)	$2.20
Dividends per share	$—	(100)	$1.08	(23)	$1.40
Weighted-average number of common shares outstanding (millions)	126.9	16	109.7	—	109.4
Dividend payout ratio	—%		59%		60%
1     Includes the results of ASB’s operations through the date of the sale of the common shares, and the loss on the sale of the common shares. See Note 5 of the Consolidated Financial Statements for more information.
Note: Total may not foot due to rounding.
In 2024, net income (loss) from continuing operations for HEI common stock decreased to $(1,323) million compared to $146 million in 2023, due to $(1,420) million lower net income at the Utilities as a result of recording $1,875 million of provision, net, for wildfire tort-related claims in 2024. In 2023, income from continuing operations decreased 9% to $146 million ($1.33 diluted earnings per share), compared to $161 million ($1.47 diluted earnings per share) in 2022, due to $20 million higher net loss at the “All Other” segment, partly offset by $5 million higher net income at the Utilities. The decrease in the “All Other” segment’s 2023 net income compared to 2022 was primarily due to Maui windstorm and wildfires related costs and higher operating expenses at Pacific Current. The increase in the Utilities’ 2023 net income compared to 2022 was principally due to higher ARA revenues, which included the customer dividend delivered to customers, partially offset by higher operating expenses. See “Electric utility” and “HEI Consolidated—All Other segment” sections below for additional information on year-to-year fluctuations.
The Company’s effective tax rate (combined federal and state income tax rates) was at 26% tax benefit in 2024, compared to 19% tax expense in 2023, primarily due to the substantial pretax loss resulting from the accrual of the loss contingencies related to the Maui windstorm and wildfires tort-related claims and the impact of permanent items on the effective tax rates including federal research and development tax credit claims in 2024, partially offset by an increase in excess taxes related to vesting of share-based awards and lower amortization in 2024 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.

Maui windstorm and wildfires related expenses, net. The Company’s incremental expenses related to the Maui windstorm and wildfires, as discussed in Note 2 of the Consolidated Financial Statements, for the years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31, 2024
(in thousands)	Electric utility	All Other segment	HEI Consolidated[4]
Maui windstorm and wildfires related expenses:
Legal expenses	$51,406	$18,373	$69,779
Outside services expense	8,500	2,514	11,014
Wildfire tort-related claims[1]	1,915,000	—	1,915,000
Other expense[2]	32,753	2,650	35,403
Interest expense	11,168	3,666	14,834
Total Maui windstorm and wildfires related expenses	2,018,827	27,203	2,046,030
Insurance recoveries	(85,781)	(8,918)	(94,699)
Deferral treatment approved by the PUC[3]	(37,960)	—	(37,960)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,895,086	$18,285	$1,913,371

	Year ended December 31, 2023
(in thousands)	Electric utility	All Other segment	HEI Consolidated[4]
Maui windstorm and wildfires related expenses:
Legal expenses	$24,737	$9,232	$33,969
Outside services expense	10,532	1,492	12,024
Wildfire tort-related claims	75,000	—	75,000
Other expense	3,316	203	3,519
Interest expense	1,223	1,377	2,600
Total Maui windstorm and wildfires related expenses	114,808	12,304	127,112
Insurance recoveries	(98,613)	(5,967)	(104,580)
Deferral treatment approved by the PUC[3]	(14,692)	—	(14,692)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,503	$6,337	$7,840
1    Represents the provision to record the Utilities’ settlement of all wildfire tort-related legal claims and cross claims as of December 31, 2024. See Note 2 of the Consolidated Financial Statements.
2    Includes $18.4 million ($16.6 million by the Utilities) pursuant to an agreement to settle indemnification claims asserted by the State of Hawaii, for 2024. Also includes $3.5 million accrual related to the Utilities’ share of settlement administration fees for 2024. See Note 2 of the Consolidated Financial Statements.
3    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires. Amounts were reclassified to a regulatory asset. See “Risk Factors” in Item 1A. for further discussion of regulatory risks. See Note 2 of the Consolidated Financial Statements.
4    Excludes expenses related to discontinued operations amounting to $1.3 million and $11.3 million for the years ended December 31, 2024 and 2023, respectively.
Note: All Other segment Maui windstorm and wildfires related expenses - legal, outside services and other are included in “Expenses-Other” and interest expense is included in “Interest expense, net” on the HEI and subsidiaries Consolidated Statements of Income. See Electric utility section below for more detail.
From August 8, 2023 through December 31, 2024, HEI and its subsidiaries have incurred approximately $2.2 billion of Maui windstorm and wildfires related expenses, including the Utilities’ estimate of the losses related to a settlement of all wildfire tort-related legal claims and cross claims and the One ‘Ohana Initiative contribution. Certain of these costs are reimbursable under excess liability insurance, professional liability and directors and officers liability insurance policies. As of December 31, 2024, HEI and its subsidiaries have approximately $13 million, nil and $122 million of insurance coverage remaining under the excess liability, professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable as of year-end.

With the Company accruing its losses related to a settlement of all wildfire tort-related legal claims and cross claims as of December 31, 2024, the Company expects the Electric utility and HEI to use the remaining $13 million of insurance coverage under its excess liability policy primarily for legal expenditures, in excess of amounts deferred, in connection with the Maui windstorm and wildfires.
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
In the fourth quarter, the average daily passenger count was 4.2% higher than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, including Japanese travelers, remaining at lower levels. In the fourth quarter, international visitor arrivals (excluding Japan) remained 18.9% below 2019 pre-COVID-19 levels. Due to the weak yen, Japanese visitors are 41.8% below 2019 pre-COVID-19 levels.
Hawaii’s seasonally adjusted unemployment rate in December 2024 was 3.0%, consistent with the rate observed in December 2023. The national unemployment rate in December 2024 was 4.1% compared to 3.8% in December 2023. According to the most recent forecast by UHERO, issued on December 13, 2024, job growth in the state will decrease to 0.7% for 2025 and 0.6% for 2026. Although visitor recovery after the wildfires was somewhat stronger than expected, that recovery has now stalled as Maui hotels are seeing historically low occupancy rates. Similarly, the labor market on Maui remains constrained by post-fire disruptions and outmigration, with employment remaining well below pre-wildfire levels. Unemployment in Maui County is predicted to recede to 3.2% in 2025 and 2026.
Hawaii real estate activity through December 2024, as indicated by Oahu’s home resale market, resulted in an increase in the median sales price of 1.3% for condominiums and an increase of 4.8% for single-family homes compared to the same period in 2023, with the December median single-family home price of $1,054,500, below the record $1,153,500 set in May 2022. The number of closed sales through December 2024 decreased 2.5% for condominiums and increased 9.1% for single-family residential homes compared to the same period in 2023.
Hawaii’s petroleum product prices relate to the crude oil in international markets. The price of crude oil has decreased about 10.9% over the same quarter in the prior year.
At its December 18, 2024 meeting, the Federal Open Market Committee (FOMC) decided to lower the federal funds rate target range by 1/4 percentage point to 4.25% - 4.5%. The FOMC’s decision reflects their judgement that the risks to achieving its goals of maximum employment and an inflation rate of 2 percent over the longer run, are roughly in balance. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities, agency debt, and agency mortgage-backed securities.
UHERO forecasts full year 2025 real GDP growth of 2.9%, an increase in total visitor arrivals of 2.8%, an increase in real personal income of 1.7%, and an unemployment rate of 2.8% for the state. The post-wildfire recovery of the Maui visitor industry has stalled, while tourism across the rest of the state has been flat. Although the 2024 U.S. economy continued to expand, supported by consumer and government spending, some deceleration is expected as consumers face weakening employment conditions and rising financial stress.
See also “Recent Developments” in the “Electric utility” section below for further discussion of the economic impact of recent events.

All Other segment. The “All Other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI, ASB Hawaii, GLST1, and Pacific Current.

(in millions)	2024	2023	Change	Primary reason(s)
Revenue[1]	$13	$18	$(5)	Decrease in other sales at Pacific Current subsidiaries.
Operating loss[1]	(95)	(27)	(68)
Higher HEI corporate operating loss ($40 million in 2024 vs. $24 million in 2023) primarily due to $10 million higher Maui windstorm and wildfires related costs ($15 million in 2024 vs. $5 million in 2023), and increases in incentive compensation, legal and insurance expenses. Higher Pacific Current operating loss ($55 million in 2024 vs $3 million in 2023) primarily due $35.2 million impairment loss on certain long-lived assets at Pacific Current in the third quarter of 2024, $4.9 million in leased turbine repair costs at Hamakua Energy, $3.5 million impairment loss on damaged assets in a March 2024 fire at Mahipapa, and lower Pacific Current asset performances mainly at Hamakua Energy and Mahipapa due to unexpected plant shut downs in the first quarter of 2024 as compared to the prior year period.

Interest expense & other, net	(45)	(40)	(5)	Primarily due to higher average long-term debt balances in 2024 than in 2023.
Interest income	13	3	10	Primarily due to interest income from common stock offering proceeds.
Loss on sale of equity-method investment	—	(1)	1	Prior year loss on sale of an equity-method investment at Pacific Current.
Income tax benefit	31	17	14	Higher pretax loss
Net loss	$(96)	$(48)	$(48)
1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.
Note: Total may not foot due to rounding.
In late February 2024, Hamakua Energy’s first combustion turbine (CT1) and its leased combustion turbine (leased CT) unexpectedly sustained damages resulting in a plant shut down on Hawaii Island. Due to the generation capacity shortfall on Hawaii Island, unit age and extensive timeline and cost to repair CT1, in April 2024, Hamakua Energy purchased a new combustion turbine and installed the unit in May 2024 at a total cost of approximately $8.3 million. The new CT1 was placed into service in June 2024. The leased CT was returned to the lessor and a new leased CT had been delivered and placed into service in September 2024 bringing Hamakua Energy back to full capacity. Pursuant to the lease pool program agreement, Hamakua Energy is reimbursing the lessor for damages of the leased CT and accordingly, accrued $4.9 million of estimated repair costs as of December 31, 2024. Hamakua Energy’s second combustion turbine (CT2) is currently in a scheduled overhaul which has incurred delays due to supply shortages. The CT2 overhaul is expected to be completed and the unit placed back into service in the first quarter of 2025. After conducting an investigation into the root cause of the damages, it was determined that contaminated fuel led to the turbine damages. Hamakua Energy is currently working with its legal counsel and insurance company on seeking recovery of its losses related to damages sustained to its plant facilities.
In March 2024, a fire destroyed the cooling tower at the Mahipapa facility on Kauai. The fire was ignited from a vendor’s welding activities being performed on the cooling tower during its scheduled maintenance. As a result, the plant was shut down while repairs were being performed. Mahipapa completed repairs to its facility and commenced operations in early December 2024 with an expectation to ramp up to full capacity in the first quarter of 2025. As of December 31, 2024, Mahipapa has received initial insurance proceeds of $0.8 million under its business interruption policy. In addition to working with its insurance company, Mahipapa is currently working with its legal counsel on seeking reimbursement of its losses related to damages sustained to its plant facilities.
In September 2024, Pacific Current recorded a pretax long-lived asset impairment charge of $35.2 million after determining it was more-likely-than-not that the long-lived assets of Pacific Current will be sold significantly before the end of their previously estimated useful life and that the fair value of certain long-lived assets of Pacific Current were less than its carrying value. In addition, HEI forgave its intercompany loan receivable from Mahipapa, including accrued interest, amounting to $9.6 million. Concurrently, Mahipapa classified its intercompany loan payable to HEI, including accrued interest, of an equivalent amount as an equity contribution. These transactions were accounted for as equity transactions and offset in the Company’s Consolidated Balance Sheets. The impairment charge and intercompany loan transactions were non-cash in nature and did not affect the Company’s current liquidity, cash flows or any debt covenants under the Company’s existing credit agreements.
As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, on February 7, 2025, Pacific Current entered into a Securities Purchase Agreement to sell all the membership interests in Hamakua Holdings, LLC, a wholly owned subsidiary of Pacific Current, to an unaffiliated third party for cash consideration to be determined under the provisions of the agreement. Hamakua Holdings, LLC has two wholly-owned subsidiaries: Hamakua Energy, LLC, which owns a 60-MW combined cycle power plant that sells power to Hawaii Electric Light under an existing power purchase agreement, and HAESP, LLC (created in connection with the current on-going Stage 3 RFP process). Upon closing, both Hamakua Energy and HAESP, LLC as wholly-owned subsidiaries of Hamakua Holdings will no longer be owned by Pacific Current. The close of the transaction is subject to the satisfaction of certain customary closing conditions and is expected to be finalized in March 2025. The sale transaction is not expected to have a material impact to the Company’s consolidated financial statements.
Liquidity and capital resources.  HEI’s and the Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect HEI’s and the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation (including recent wildfire related litigation noted above).
The Company’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of its businesses remain strong, the Company took prudent and measured actions to reinforce its commitment to serving the community for the long term. In August 2023, HEI and Hawaiian Electric fully drew down $175 million and $200 million, respectively, on their existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. The Company has taken additional prudent measures to strengthen its financial position while continuing to provide reliable service to its customers and reinforcing HEI’s commitment to serving the community for the long term. Some of these proactive measures include suspending the quarterly cash dividend on HEI’s common stock after payment of the second quarter dividend in September 2023 and reducing or eliminating discretionary costs.
As of December 31, 2024, HEI and Hawaiian Electric had $173 million and $166 million, respectively, drawn on their revolving credit facilities and no commercial paper outstanding. As of December 31, 2024, the total amount of available borrowing capacity under HEI’s and Hawaiian Electric’s revolving credit facilities was $2 million and $34 million, respectively (see Note 6 of the Consolidated Financial Statements for additional information). As of December 31, 2024, HEI consolidated had $2.8 billion of long-term debt, net, of which $110 million is due within 12 months and $263 million is due within 24 months (see Note 7 of the Consolidated Financial Statements for additional information).
As of December 31, 2024, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax), related to the settlement of the Maui windstorm and wildfire tort-related claims (see Note 2 of the Consolidated Financial Statements). For 2024, HEI and its subsidiaries incurred net losses from continuing operations of approximately $1.32 billion.
When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making their evaluation, the Company considers, among other things, risks and/or uncertainties related to their results of operations, contractual obligations, near-term debt maturities, dividend requirements, debt covenant compliance, or other factors impacting the Company’s liquidity and capital resources.
The Company previously concluded that as of June 30, 2024, conditions existed that raised substantial doubt about its ability to continue as a going concern, and that while the Company was working with its financial advisors on a financing plan to raise the capital necessary to mitigate those conditions, there was no assurance that management’s plans would be successful. As a result, the Company disclosed in the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2024 there was substantial doubt about the Company’s, including the Utilities’, ability to continue as a going concern.
In the third quarter of 2024, the Company determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on the Consolidated Balance Sheet. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock. The shares were issued under a registration statement registering up to $575 million of common stock. The net proceeds from the sale of common stock amounted to approximately $557.7 million. In addition, HEI filed with the SEC an at-the-market (ATM) offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program. In November 2024, HEI transferred the first installment payment to GLST1, a wholly-owned subsidiary created for the specific purpose of holding the first installment payment pursuant to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Consolidated Financial Statements). The cash of the first installment payment is classified as restricted cash on the Consolidated Balance Sheet as of December 31, 2024.
On December 31, 2024, HEI completed the sale of 90.1% of the common stock of ASB, amounting to $405.5 million, to various investors including certain officers and directors of ASB, while retaining a 9.9% noncontrolling investment in ASB amounting to $44.6 million. No investor acquired more than 9.9% of the common stock of ASB. The proceeds from the sale will be used to pay down HEI’s debt in 2025.
At December 31, 2024, the Company’s consolidated total available liquidity, was approximately $1,153 million. The following table provides the components of available liquidity at December 31, 2024. See “Liquidity and capital resources” in Hawaiian Electric’s MD&A below for components of its available credit.

	As of December 31, 2024
(in millions)	Capacity	Outstanding	Undrawn
Electric Utility
Total credit	$564	$216	$348
Restricted credit			(198)
Total available credit - Electric Utility[1]			$150

All Other
Unsecured revolving line of credit	$175	$173	$2
ATM program	250	—	250
Total credit - All Other	425	173	252
Restricted credit			—
Total available credit - All Other			$252

Consolidated cash and cash equivalents			751
Total available liquidity			$1,153
1     The Electric Utilities’ total undrawn credit amounts to $348 million; however, due to certain financial covenant requirements, the temporary available credit is limited to approximately $150 million. The Utilities subsequently paid off $47 million of long-term debt that became due on January 1, 2025, which would increase the total available credit to $200 million.
Management believes the Company’s cash and cash equivalents amount of $751 million and GLST1’s restricted cash amount of $479 million, both as of December 31, 2024, the available capacity on Hawaiian Electric’s asset-based lending facility (ABL Facility) (see Note 6 of the Consolidated Financial Statements), additional liquidity under HEI’s recently registered ATM program as well as expenditure reduction efforts effectively alleviate any conditions that caused there to be substantial doubt regarding HEI’s and Utilities’ ability to continue as a going concern. The Company has adequate cash to meet its financial obligations and sustain operations in the short term, including available sufficient liquidity to fund the first installment of the settlement of wildfire tort claims expected to be made no earlier than the fourth quarter of 2025 and its other cash obligations for the next 12 months following the issuance of its December 31, 2024 financial statements. The plans that have been implemented have mitigated the conditions that previously caused the substantial doubt about the Company’s ability to continue as a going concern since the date of filing its 2024 second quarter financial statements.
The Company expects that liquidity will continue to be impacted in the long term primarily due to the remaining liability payments to settle wildfire claims; the result of the August 2023 downgrades of their credit ratings to below investment grade which prevents the Company from accessing unsecured, short-term borrowings and continues to restrict access to the capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms; and higher working capital requirements resulting from inflation and elevated fuel prices. Although the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims, the Company is currently working with its financial advisors on a financing plan to raise the additional capital necessary to fund the remaining settlement of wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. If the financing plans are unsuccessful, the Company may need to consider other strategic alternatives. See further discussion in “Risk Factors” in Item 1A.

For the Utilities, while fuel prices have moderated from their highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and higher customer accounts receivable balances as fuel is consumed and billed to customers. While the accounts receivable balance has decreased since December 2023, it remains elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2023 and 2024, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic accounts receivable balances, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, however, it has and will continue to lead to higher bad debt expense. As of December 31, 2024, approximately $18.3 million of the Utilities’ accounts receivables were over 30 days past due, which is a decrease of approximately 17% since December 2023. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below).
If further liquidity is deemed necessary in the short term, Hawaiian Electric could also use its available capacity on its $250 million ABL Facility, reduce the pace of capital spending related to non-essential projects, manage O&M expenses, seek borrowings on a secured basis, and explore asset sales.
HEI Consolidated material cash requirements. Material cash requirements of HEI Consolidated include: payments related to settlement of tort-related legal claims and cross claims; Utility related capital expenditures (including capital expenditures related to wildfires and wildfire mitigations), labor and benefits costs, O&M expenses, legal and consulting costs related to the Maui windstorm and wildfires, fuel and purchase power costs, and debt and interest payments; HEI related labor and benefits costs, debt and interest payments and legal and consulting costs related to the Maui windstorm and wildfires; and HEI equity contributions to support Pacific Current’s sustainable infrastructure investments.
Forecasted HEI consolidated “net cash used in investing activities” consists primarily of the net capital expenditures of the Utilities principally related to maintaining and modernizing the grid to allow for the integration of more renewable energy, improved customer reliability, greater system efficiency and enhanced resilience. The Utilities’ capital expenditures are forecasted to be funded primarily through a combination of retained earnings and proceeds from other sources of debt financings (see also discussion regarding other material cash requirements under “Financial Condition–Liquidity and capital resources,” contained in the “Electric utility” section below). In addition to the funds required for the Utilities’ construction programs and debt maturities, with respect to HEI, approximately $50 million will be required in the fourth quarter of 2025 to repay maturing long-term debt if not refinanced. In the future, if the Company is unable to refinance scheduled maturing debt, then debt maturities are expected to be repaid with the proceeds from existing cash on hand, other medium- or long-term debt, and/or dividends from subsidiaries. The ability of Hawaiian Electric to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions (see Note 15 of the Consolidated Financial Statements). Additional debt and/or equity financing, if available, may be utilized to invest in the Utilities or Pacific Current; to pay down commercial paper or other short-term borrowings, if any; to pay interest costs; or to fund unanticipated expenditures, such as increases in the costs of, or an acceleration of, the construction of capital projects of the Utilities or unanticipated utility capital expenditures. In addition, existing debt may be refinanced prior to maturity with additional debt or equity financing (or both).
Certain Maui windstorm and wildfires legal-related costs of HEI and the Utilities are recoverable under $165 million of excess liability insurance, $25 million of miscellaneous professional liability insurance, and $145 million of directors and officers liability insurance policies (see further information in Note 2 of the Consolidated Financial Statements). As of December 31, 2024, HEI and the Utilities have approximately $13 million, nil and $122 million of insurance coverage remaining under the excess liability, professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable as of year-end.

Selected short-term and long-term contractual obligations and commitments.  Information about payments under the specified contractual obligations and commitments of HEI and its subsidiaries was as follows:

December 31, 2024	Payments due by period
(in millions)	2025	2026	2027	2028	2029	After five years	Total
Contractual obligations
Short-term borrowings	$49	$—	$—	$—	$—	$—	$49
Long-term debt	110	153	435	274	51	1,790	2,813
Interest on short-term and long-term debt	130	120	103	88	80	703	1,224
Settlement Agreements	479	479	479	478	—	—	1,915
Operating and finance leases
PPAs classified as leases	50	50	50	45	45	672	912
Other leases	13	13	7	5	5	24	67
Hawaiian Electric open purchase order obligations[1]	191	163	41	14	6	23	438
Hawaiian Electric fuel oil purchase obligations (estimate based on fuel oil price at December 31)	5	—	—	—	—	—	5
Hawaiian Electric purchase power obligations–minimum fixed capacity charges not classified as leases	101	102	106	105	105	800	1,319
Liabilities for uncertain tax positions	1	—	7	—	—	—	8
Total (estimated)	$1,129	$1,080	$1,228	$1,009	$292	$4,012	$8,750
1Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, certain trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans, potential settlements of securities class action and shareholder lawsuits, and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2024, the fair value of the assets held in trusts to satisfy the obligations of the Company’s retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above; however, see Note 11 of the Consolidated Financial Statements for 2025 estimated retirement benefit plan obligations and contributions.
See Note 4 of the Consolidated Financial Statements for a discussion of the Utilities’ commitments.
Operating activities provided net cash of $487 million in 2024, $551 million in 2023 and $454 million in 2022, of which operating activities from continuing operations provided net cash of $428 million in 2024, $443 million in 2023 and $334 million in 2022. Investing activities provided net cash of $258 million in 2024 and used net cash of $257 million in 2023 and $1,129 million in 2022, of which investing activities from continuing operations used net cash of $334 million in 2024, $436 million in 2023 and $351 million in 2022. In 2024, 2023 and 2022, net cash used in investing activities from continuing activities was primarily due to capital expenditures.
Financing activities provided net cash of $155 million in 2024, $196 million in 2023 and $568 million in 2022, of which financing activities from continuing operations provided net cash of $498 million in 2024, $203 million in 2023 and $6 million in 2022. In 2024, net cash provided by financing activities from continuing operations included issuance of common stock (common stock offering) and increase in short-term debt, partly offset by repayment of long-term debt and revolving credit facilities. In 2023, net cash provided by financing activities from continuing operations included proceeds from revolving credit facilities, long-term debt and short-term debt, partly offset by repayment of long-term and short-term debt, net decreases in short-term borrowings and payment of common and preferred stock dividends. In 2022, net cash provided by financing activities from continuing operations included proceeds from long-term debt and short-term debt and net increases in short-term borrowings, partly offset by repayment of long-term debt and payment of common and preferred stock dividends.
Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility is largely autonomous in its operating, investing and financing activities. (See the electric utility segment’s discussion of its cash flows in its “Liquidity and capital resources” sections below.) During 2024, Hawaiian Electric and ASB (through ASB Hawaii prior to its sale) paid cash dividends to HEI of $26 million and nil, respectively.

In August 2023, due to the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter 2023 dividend. This action is intended to allow the Company to provide additional liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utilities and the Bank it previously owned. The ASB Board of Directors suspended its quarterly cash dividends to HEI, starting after the second quarter 2023 dividend, and the Hawaiian Electric Board of Directors suspended its quarterly dividends to HEI, starting with the second quarter 2024 dividend, which would have been paid in the third quarter of 2024. The decision of the Hawaiian Electric Board of Directors to suspend its dividend to HEI was based upon the size of the proposed settlement of wildfire tort litigation and the fact that, although HEI and the Utilities have sufficient liquidity to fund the first settlement payment, no definitive funding plan currently exists for the remaining settlement payment liability.
A portion of the net assets of Hawaiian Electric is not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval. In the absence of an unexpected material adverse change in the financial condition of the electric utilities, such restrictions are not expected to significantly affect the operations of HEI or its ability to meet its debt or other cash obligations. See Note 15 of the Consolidated Financial Statements.
The consolidated capital structure of HEI was as follows:

December 31	2024		2023
(dollars in millions)
Short-term borrowings, net	$49	1%	$—	—%
Long-term debt, net	2,800	64	2,842	54
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,479	34	2,345	45
	$4,362	100%	$5,221	100%
Prior to the Maui windstorm and wildfires, HEI utilized short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of December 31, 2024. Historically, HEI also periodically utilized unsecured long-term debt, to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes. The downgrades of HEI’s credit ratings will impact HEI’s ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms.
See Notes 6 and 7 of the Consolidated Financial Statements for a brief description of the Company’s loans.
In August 2023, the credit ratings of HEI and Hawaiian Electric were subject to multiple downgrades, including to ratings below investment grade, by Fitch, Moody’s and S&P. These rating actions were primarily due to the uncertainty facing the Company due to the damages caused by the Maui windstorm and wildfires. As of February 14, 2025, the Fitch, Moody’s and S&P ratings of HEI were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default, long-term corporate family and issuer credit, respectively	B	B1	B-
Short-term issuer default, commercial paper and commercial paper, respectively	B	NP	B
Outlook	Stable	Stable	Negative
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
The Company’s credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms. Through the sale of common stock in September 2024, the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims expected to be made no earlier than the fourth quarter of 2025. The Company is currently working with its financial advisors on a financing plan to raise the additional capital required to fund its remaining wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Consolidated Financial Statements), the suspension of dividends from Hawaiian Electric, the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy and geopolitical situations, create significant uncertainty, and the Company cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Company’s financing plan, cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows.
See Item 1A. Risk Factors for further discussion of risks and uncertainties. See “Credit ratings” in Hawaiian Electric’s MD&A for Hawaiian Electric’s credit ratings. The downgrades of HEI’s and Hawaiian Electric’s credit ratings impacted the Company’s ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on HEI’s acceptable terms.
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
There were no new issuances of common stock through the HEIRSP 401(k) Plan in 2024, 2023 or 2022 and HEI satisfied the share purchase requirements of the HEIRSP 401(k) Plan through open market purchases of its common stock. There were no new issuances of common stock through the Dividend Reinvestment Program (DRIP) from January 2023 through September 4, 2023, December 6 through December 31, 2023, in 2024 or in 2022 and HEI satisfied the share purchase requirements of the DRIP through open market purchases of its common stock. From September 5 through December 5, 2023, HEI satisfied the share purchase requirements of the Dividend Reinvestment Program (DRIP) through new issuances of approximately 0.5 million shares of common stock, amounting to $6.6 million, primarily for participants receiving the September 2023 dividend payment.
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
For additional discussion of the Company’s accounting policies, see Note 1 of the Consolidated Financial Statements and for additional discussion of material estimates and critical accounting policies, see the electric utility discussion below under the same heading.

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
The discount rate used to calculate the Company’s benefit obligations is a significant assumption that affects the Company’s benefit obligations. As of December 31, 2024, the discount rates for HEI and the Utilities’ pension and other benefits plans were 5.77% and 5.72%, respectively. Based on various assumptions in Note 11 of the Consolidated Financial Statements, sensitivities of the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO) as of December 31, 2024, associated with a change in the discount rate, were as follows and constitute “forward-looking statements”:

Actuarial assumption	Change in assumption in basis points	Impact on HEI Consolidated PBO or APBO	Impact on Consolidated Hawaiian Electric PBO or APBO
(dollars in millions)
Pension benefits
Discount rate	+/-50	$(116)/$129	$(113)/$126
Other benefits
Discount rate	+/-50	$(7)/$7	$(6)/$7
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
HEI and Hawaiian Electric evaluated various financing plans to pay the amounts included in the Settlement Agreements (refer to “Recent Developments” and Note 2 of the Consolidated Financial Statements) and determined that paying in four equal annual installments is the most viable option and aligns with the Companies’ expectations of how the settlement amount will be paid. The Utilities recorded a settlement accrual of $1.92 billion which reflects their best estimate of the loss contingency. The Utilities also recorded an additional $40 million in other accounts receivable, net as shown on the Utilities’ Consolidated Balance Sheet as of December 31, 2024, based on the amounts expected to be remaining under the applicable insurance policies at time of settlement payment.

See Notes 1, 2 and 4 of the Consolidated Financial Statements.
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
In 2024, the Company generated a $287.1 million capital loss from the sale of ASB. For federal tax purposes, any excess capital loss is first carried back three-years, and then carried forward for up to five-years to offset future capital gains. For Hawaii state tax purposes, unused capital losses can only be carried forward for up to five-years, with no carryback option available. Since capital losses can only be offset against capital gains, the Company believes it is more likely than not that the tax benefit of the capital loss on the sale of ASB will not be realized, because there is no expectation of generating capital gains and no tax strategies in place to produce capital gains within the next five years before the loss expires. Therefore, a valuation allowance totaling $66.4 million for federal and state was recorded in 2024 for HEI consolidated, related to the capital loss.
The Company has agreed to settle the Maui windstorm and wildfires tort-related legal claims on a global basis. This nonrecurring settlement will create a net operating loss (NOL) of approximately $1.878 billion resulting in a total deferred tax asset (DTA) of $483.7 million. The Company analyzed the positive and negative evidence of each source of taxable income that will allow the DTA to be realized as enumerated in ASC 740. Other than the capital loss carryforward discussed above, the Company expects to fully utilize current DTAs that will be generated over the next seventeen-year period for HEI consolidated and thirteen-year period for Hawaiian Electric consolidated, based on estimated income projections (exclusive of future reversals of taxable temporary differences). The Company believes that the DTA generated from the nonrecurring settlement, along with historical DTAs, will be fully utilized, with the exception of the capital loss carryforward. The Company has generated consistent earnings over the past three years exclusive of the nonrecurring settlement. The Company believes that it is more likely than not that the Company will realize the benefits of its gross DTAs, other than the capital loss carryforward, including the $483.7 million DTA recognized as a result of the settlement. If estimated future income projections turn out to be lower, it should be noted that the DTA related to the NOL carryforward does not expire.
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
See Note 13 of the Consolidated Financial Statements.
Following is a discussion of the electric utility segment. Additional segment information is shown in Note 3 of the Consolidated Financial Statements. The discussion concerning Hawaiian Electric should be read in conjunction with its consolidated financial statements and accompanying notes.

Electric utility
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, to approximately 95% of the state’s population, and operate five separate grids. The Utilities’ mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with safe, reliable, affordable clean energy. The goal is to create a safe, modern, resilient, flexible, and dynamic electric grid that protects Hawaii from impacts of climate change and enables an optimal mix of distributed energy resources, such as private rooftop solar, demand response, and grid-scale resources to enable the creation of smart, sustainable, resilient communities and achieve their decarbonization goals that are aligned with the statutory goal to achieve a 100% renewable portfolio standard and net-negative carbon emissions by 2045.
Recent developments. See also “Recent developments” in HEI’s MD&A and Note 2 of the Consolidated Financial Statements, which includes disclosures relating to Maui windstorm and wildfires.
In 2024, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax) related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Consolidated Financial Statements). For the full year 2024, the Utilities incurred net losses of approximately $1.23 billion.
For the full year 2024, operation and maintenance expenses were higher by approximately $76 million, or 14%, as compared to 2023. The increase was mainly due to an agreement to settle indemnification claims asserted by the State of Hawaii, higher property and general liability insurance costs, wildfire mitigation program expenditures primarily related to inspections, and higher outside services for legal, engineering and grant management, partially offset by labor and associated costs for the Maui windstorm and wildfires incurred in 2023.
For the full year 2024, kWh sales volume decreased 0.1% from 2023 levels. The slight decrease reflects the impacts of the Maui windstorm and wildfires. Maui consumption showed a year-over-year decrease of 6.0% in the first half of 2024 due to the reduction in sales after the wildfires, and a 4.3% increase over the second half due to the partial recovery relative to the months immediately following the wildfires.
The price of crude oil has decreased about 2.4% compared to the prior year. The Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum penalty/reward exposure annually).
In December 2024, the consumer price index increased 2.9% over the last 12 months. In Hawaii, the November 2024

Urban Hawaii (Honolulu) Consumer Price Index (CPI) increased 3.5% over the last 12 months. Under the PBR framework, inflation risk for the Utilities is partially mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA adjustment includes an adjustment for the annual change in inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the RAM Revenue adjustments in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA adjustment. The inflation factor percentage is the consensus projection of annual percentage change in GDPPI for the following calendar year published by Blue Chip Economic Indicators each October. For the 2024 calendar year, the forecasted 2024 GDPPI was 2.18% (net of the 0.22% customer dividend), measured in October 2023, and became effective in rates on January 1, 2024. For the 2025 calendar year, the forecasted 2025 GDPPI was 1.98% (net of the 0.22% customer dividend), measured in October 2024, and became effective in rates on January 1, 2025.
•The non-compounded portion of the ARA adjustment includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC for the years 2021 through 2025.
Customer accounts receivable decreased in 2024 by $44 million, or 18% with the number of accounts past due greater than 90 days decreasing by 29% since December 31, 2023. The decrease in accounts receivables was primarily driven by receipt of government and other program assistance, higher cash receipts associated with increased disconnection efforts and a change in bill due date from 19 days to 15 days in March 2024, along with lower customer bills resulting from lower fuel prices. At this time, while accounts receivable balances continue to remain elevated compared to pre-pandemic levels, it has been trending down closer to pre-pandemic levels, with the exception for Maui County, and the decrease in accounts receivable balances since the beginning of the year has reduced working capital requirements and benefited the Utilities’ liquidity. See “Financial Condition—Liquidity and capital resources” for additional information.
System reliability. On March 25, 2024, the Utilities called on Hawaii Island customers to reduce or shift their electricity usage, and in certain instances initiated rolling outages due to a generation capacity shortfall. The situation was due to Hamakua Energy’s unexpected plant shutdown in late February 2024 and also due to the unavailability of generators that have experienced mechanical problems, were at reduced output, or were undergoing maintenance. During that time, generation margins were below targeted levels, especially when wind, solar and hydroelectric output were lower than forecasted. On April 24, 2024, the Utilities lifted their request to conserve electricity as several of the Utilities’ large generators returned to service and on June 3, 2024 Hamakua Energy completed replacement of one combustion turbine and returned it to service. The second combustion turbine returned to service on September 9, 2024. See above in “HEI MD&A-“All Other” segment” for discussion relating to Hamakua Energy’s unexpected plant shutdown. While Hamakua Energy has returned to service, their total output remains restricted due to needed fuel system inspections and repairs that will not be completed until mid Q1 2025. However, adequate generation margins are expected based on forecasted load and maintenance schedules.
Since the August 2023 Maui windstorm and wildfires, the Utilities have developed a set of Interim Wildfire Safety Measures (IWSM) to mitigate the risk of wildfires in areas identified as having higher risk of wildfire in all service territories (Oahu, Maui County, and Hawaii Island). These interim measures represent actions the Utilities have performed in 2024. On January 10, 2025, the Utilities filed its 2025-2027 Wildfire Safety Strategy, which outlines its plans to reduce wildfire risk throughout its service territories over the next three years. In the near term, it is anticipated that these measures will result in disruptions to service and negatively impact T&D SAIDI and SAIFI. While the Utilities work to refine these measures over time to mitigate customer impacts, the Utilities are currently focused on taking immediate steps to keep island communities safe during extreme weather events. For a discussion regarding the launch of the Public Safety Power Shutoff (PSPS) program, see discussion below under “Wildfire Safety Measures.”
Regulatory developments. On November 15, 2021, former President Biden signed into law the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending to be allocated over the next five years through various programs. The funding will help the State of Hawaii achieve its sustainability goals, including renewable energy, resilience, and decarbonization, while also prioritizing economic development, equity and affordability. The Utilities have been pursuing potential grant funding of projects under various programs as primary applicant as well as in partnership with other organizations. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that their Climate Adaption Transmission and Distribution Resilience Program (Resilience Program) application for $95 million in federal funds under IIJA was officially awarded. See “Utility projects” in Note 4 of the Consolidated Financial Statements for additional discussions.
On August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022 (IRA) that provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize clean energy investment and promote reductions in carbon emissions. The

Utilities are exploring clean energy tax incentives included in the IRA that may further reduce the Utilities’ recovery under the EPRM and cost to customers. See Note 13 of the Consolidated Financial Statements for additional information.
In January 2025, President Trump issued multiple Executive Orders (EOs) that impact both IIJA and IRA funding. EO 14154 entitled Unleashing American Energy ordered to immediately pause disbursement of funds appropriated through IIJA and IRA grants, which is causing delays in processing the Utilities’ requests for reimbursement for the Resilience Program and may potentially lead to project delays and economic uncertainty. The EO entitled Ending Radical and Wasteful Government DEI Programs and Preferencing resulted in the federal contracting officer ordering recipients to cease all diversity, equity and inclusion and community benefits plan activities funded by federal grants as of January 28, 2025, which could potentially impact the Utilities’ existing community benefits agreements with some third parties and commitments included in the Resilience Program project costs. The Utilities are unable to predict the timing or amount of the funding the Utilities may receive as a result of the two EOs mentioned above.
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
Wildfire Safety Measures. The Utilities first began developing a Wildfire Safety Strategy in 2019 and continue to adapt the plan to address the elevated risks in Hawaii. Since the Maui windstorm and wildfires, the Utilities developed a set of Interim Wildfire Safety Measures to reduce the risk of wildfires associated with utility infrastructure in service territory areas identified as posing a higher wildfire risk. These interim measures represent actions the Utilities had either already started, or were to start in 2024, while simultaneously working to develop a more comprehensive strategy. These actions included wildfire risk analysis, operation procedures and grid design changes, enhanced inspection and vegetation management plans, and system hardening. In January 2025 the Utilities developed and filed with the Hawaii PUC a 2025-2027 Wildfire Safety Strategy, which identifies risk mitigation strategies to perform over the next three years across its service territories. The strategies and actions include additional operational changes, grid hardening work, enhanced inspections and vegetation management, and risk modeling to inform and prioritize hardening work and operational actions. The Wildfire Safety Strategy is estimated at $450 million to implement over the 2025-2027 period. The Utilities are planning to submit a PUC application for EPRM cost recovery in the first quarter of 2025.
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
In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. Since that time, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies related to solar panel imports have slowed the pace of progress toward reducing GHG emissions. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below. The downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires is anticipated to be an additional impediment to completion of new renewable energy and storage projects due to concerns of independent power producers regarding their ability to procure low-cost financing. Therefore, legislation was introduced in the 2025 Hawaii State Legislature to alleviate concerns of independent power producers and their financing parties with regards to the Company’s credit rating. As a result of these challenges, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s RPS goals.
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
In January 2025, the State of Hawaii issued two key policy documents and an alternative fuel study. The Hawaii PUC issued its 2024 Inclinations on the Future of Energy in Hawaii (2024 PUC Inclinations). The 2024 PUC Inclinations are intended to provide a guide for the completion of energy infrastructure upgrades for public safety, reliability and resiliency. This includes among other items, strategic hardening, diversification and enhancements of transmission and distribution systems, expedited replacement of older fossil fired generation, streamlined interconnection for renewable utility scale and distributed energy resources, including a specific goal to limit fossil fuel generation to no more than 40% on each island by 2030, software and hardware improvement to prevent cybersecurity threats, creation of resilience hubs, and integration of electric, gas, and renewable resources to support continuity of energy, telecommunications, water and wastewater services. The 2024 PUC Inclinations specifically state that “Strategic ownership of new generation (by the Utilities) may be beneficial, especially when such ownership stabilizes, utility finances, benefits from low-interest federal loans or advances other objectives such as operational accountability, resilience and public safety.”
Governor Josh Green issued Executive Order No. 25-01, Accelerating Hawaii’s Transition Toward 100 Percent Renewable Energy (EO 25-01). EO 25-01 sets forth collective actions to accelerate the State’s decarbonization, stabilize and reduce energy costs, lower the State’s carbon footprint, strengthen energy security, and gain access to capital for the energy transition. Among other actions, EO 25-01 calls for 100% renewable electricity production in the counties of Hawaii and Maui by 2035 and achieving a 70% reduction of Oahu’s greenhouse gas emissions reductions from the electricity sector by 2035, using 2005 as a baseline, calls for the maximization of distributed solar energy paired with energy storage, including the installation of 50,000 new distributed energy resources by 2030, accelerating permitting tied to renewable energy, approving interconnection, and addressing energy burdens on low- and moderate-income residents.
The Hawaii State Energy Office’s Alternative Fuel, Repowering and Energy Transition Study expresses concern about the speed of the transition to renewable energy and cites to the continued reliance on imported oil as a driver of high bills and intense carbon emissions. The report makes a case for the use of liquefied natural gas on Oahu to replace low sulfur fuel oil during the transition to 100% renewable energy, and names several entities as potential investors that could help speed the transition. The Utilities are currently evaluating how their existing plans fit within these policies. Importantly all three documents recognize that to achieve the State’s ambitious goals is a collective effort that will require government agencies, electric utilities, and private stakeholders to work together, acknowledging that each of these groups has an important role to play. The 2024 PUC Inclinations for example state: “Energy utilities, government agencies and private stakeholders must embrace an ethos of collective responsibility to confront and effectively mitigate the vulnerabilities revealed by Lahaina’s heartbreaking tragedy, the COVID pandemic, ongoing global unrest, cybersecurity threats and the overarching climate crisis. The PUC later states: “The Commission does not expect energy utilities to accelerate their transformation without regulatory assistance and third-party resources.” All three documents also recognize the progress made to date towards the State’s renewable energy goals. The Utilities remain committed to working with all stakeholders to reach Hawaii’s ambitious renewable energy goals.
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

If the Utilities are not successful in meeting the RPS targets as mandated by law, the PUC could assess a penalty of $20 for every megawatt-hour (MWh) that an electric utility is deficient. Based on the level of total generation in 2024, a 1% shortfall in meeting the 2030 RPS requirement of 40% would translate into a penalty of approximately $2.1 million. The PUC has the discretion to reduce the penalty due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated. In addition to penalties under the RPS law, failure to meet the mandated RPS targets would be expected to result in a higher proportion of fossil fuel-based generation than if the RPS target had been achieved, which in turn would be expected to subject the Utilities to limited commodity fossil fuel price exposure under a fuel cost risk-sharing mechanism. The fuel cost risk-sharing mechanism apportions 2% of the fuel cost risk to the utilities (and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.7 million. Conversely, the Utilities have incentives under PIMs that provide a financial reward for accelerating the achievement of renewable generation as a percentage of total generation, including customer supplied generation. In 2024, the Utilities achieved a 35.8% RPS accruing a reward of $1.9 million based on $10/MWh in exceedance of 34.0% RPS. In 2025, the Utilities are eligible for a reward of $10/MWh in exceedance of 35.0% RPS.
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
On June 8, 2021, the PUC approved the Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. The battery bonus on Oahu is officially closed to new applications. As of December 31, 2024, the Utilities have received and approved applications totaling 47.95 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently, on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side

Management Surcharge. As of December 31, 2024, the battery bonus program on Maui has officially closed to new applications, and the Utilities have received and approved the applications totaling approximately 10.55 MW on Maui.
Grid modernization. The overall goal of the Grid Modernization Strategy (GMS) is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. On March 25, 2019, the PUC approved a plan for the Utilities to implement GMS Phase 1, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The Utilities completed the formal GMS Phase 1 project on September 30, 2024, and deployed about 447,000 advanced meters, servicing approximately 95% of total customers. Approximately $129 million of capital and deferred software costs were incurred under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. Since formal GMS Phase 1 Project completion, the Utilities continue to deploy advanced meters as part of normal Meter Shop operations under the existing Annual Revenue Adjustment (ARA) budget.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of Phase 2 of their GMS implementation. On March 31, 2021, the Utilities filed a supplement and update to the GMS Phase 2 ADMS application to include broad deployment of field devices, which the PUC suspended on November 16, 2021, to focus the Utilities’ attention on completing Phase 1. On April 17, 2023, the Utilities filed a motion with the PUC, requesting the suspended docket to be reopened and to allow the Utilities to file an updated and supplemented application for updated project costs (net of Department of Energy “DOE” Infrastructure Investment Jobs Act “IIJA” Grid Resilience and Innovation Partnerships “GRIP” Round 1 grant funding) and expansion of the Phase 2 scope to also include Operational Technology Cybersecurity Monitoring. Given the Utilities were unsuccessful in obtaining GRIP Round 1 grant funding, on May 31, 2024, the Utilities filed another updated and supplemented application for updated project costs (net of GRIP Round 2 funding), as well as the addition of Private Long-Term Evolution (PLTE) expansion and Supervisory Control and Data Acquisition (SCADA) expansion to the prior GMS Phase 2 scope (ADMS, Field Devices, and Operational Technology Cybersecurity Monitoring). In light of the Utilities finding out that they were not awarded GRIP Round 2 funding, the Utilities are currently re-scoping GMS Phase 2 and plan to file another updated and supplemented PUC application for updated project costs in the first quarter of 2025.
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
The Working Group met from April 2022 through October 2022 to discuss the PUC’s objectives and respond to the Phase 2 priority issues. On October 31, 2022, the PUC issued a guidance letter and advised that the Working Group propose a new timeline for the Report. The Utilities and the Consumer Advocate filed a joint letter with a revised timeline on November 10, 2022. On November 21, 2022, the PUC issued an order to suspend the Phase 2 procedural schedule of the microgrid docket.
Investigation on the Establishment of Wheeling. On July 1, 2024, the PUC issued an order to institute a proceeding to investigate the establishment of electricity wheeling policies and procedures for the electric utilities for the State of Hawaii. The PUC stated that it intended to address matters using lessons learned in the initial three docket Phases to explore implementation of an intragovernmental wheeling policy and an evaluation of retail wheeling in subsequent Phases, as appropriate. The PUC scopes the first three Phases of this docket, as follows: Phase 1: Stakeholder Outreach on Intragovernmental Wheeling; Phase 2: Docket Proceeding on Intragovernmental Wheeling; Phase 3: PUC decision making step. The Wheeling proceeding is currently in Phase 1. On December 9, 2024, the PUC convened an initial Stakeholder Meeting, at which Hawaiian Electric provided a presentation on the requirements and technical feasibility to implement electricity wheeling. The Stakeholder Meeting included a discussion on the development of a working definition of electricity wheeling and focused on intragovernmental wheeling, in particular. Discussion during the Stakeholder Meeting also addressed the topics and schedule for future Stakeholder Meetings.
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
On August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. In accordance with the order, the earnings sharing adjustment is zero, for both 2024 and 2023 until the PUC lifts the suspension.
Actual and PUC-allowed returns, as of December 31, 2024, were as follows:

%	Rate-making Return on rate base (RORB)*			Book ROACE**			Rate-making ROACE***
Year ended December 31, 2024	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.18	6.23	4.25	(90.47)	(38.56)	(41.81)	9.09	7.48	3.54
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.19)	(1.29)	(3.18)	(99.97)	(48.06)	(51.31)	(0.41)	(2.02)	(5.96)
*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
Rate-making calculations remove the impacts of the Settlement Agreements and eliminate the balances for the asset-based lending facility (ABL Facility) on a stand-alone company basis. The Utilities have stated that customers will not be impacted by payments related to the Settlement Agreements for the Maui windstorm and wildfires, which are expected to be $1.9 billion (see Note 2 of the Consolidated Financial Statements). The ABL Facility contains certain intercompany costs related to the ABL Facility that are eliminated on a consolidated basis, and these transactions are eliminated on a stand-alone company basis for rate-making. Therefore, the rate-making returns were adjusted to exclude these impacts.
If the Utilities were to exclude the impact of the Settlement Agreements, the book ROACE as of December 31, 2024 would be 8.70%, 6.46% and 2.65% for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, resulting in 7.27% on a consolidated basis.
The gap between PUC-allowed ROACEs and the ROACEs achieved is generally due to the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), and depreciation, O&M expense and return on rate base that are in excess of what is currently being recovered through rates (the last rate case plus authorized RAM adjustments and ARA revenues).

Results of operations.
2024 vs. 2023

2024	2023	Increase (decrease)		(dollars in millions, except per barrel amounts)
$3,207	$3,270	$(63)		Revenues. Net decrease largely due to:
			$(148)	lower fuel oil prices and lower kWh generated[1]
			3	higher other revenue and one-time true-up of billable costs
			3	gain on sale of property
			5	higher PIMs accrual
			6	higher DSM revenue
			7	higher MPIR revenue
			25	higher revenue from ARA adjustments
			34	higher kWh purchased and higher PPAC revenues, partially offset by lower purchased power energy prices[2]
1,078	1,211	(133)
Fuel oil expense[1]. Net decrease largely due to lower fuel oil prices and lower kWh generated, offset in part by worse heat rate performance, impacted by battery storage round trip efficiency loss and the loss of more efficient generator units on Oahu and Hawaii Island

703	672	31
Purchased power expense[1,2]. Net increase largely due to higher kWh purchased, along with the addition of Stage 1 and Stage 2 renewable projects, offset in part by lower purchased power energy prices and the recovery of compensable curtailment energy payments in 2023

610	534	76		Operation and maintenance expense. Net increase largely due to:
			17	the settlement of indemnification claims asserted by the State of Hawaii [3]
			14	higher property and general liability insurance costs
			14	wildfire mitigation program related to inspections
			9	higher outside services for legal, engineering and grant management
			5	higher Demand Response cost
			5	higher payroll and employee benefits costs
			4	higher transmission and distribution operation and maintenance expense
			4	accrual for settlement administrative fees
			3	write-off of preliminary engineering costs
			3	more generation maintenance work performed
			2	amortization of Honolulu generating units 8 and 9 net book value at retirement
			2	higher claim and liability reserves
			2	higher scope of generating facility overhauls performed
			(11)	labor and associated costs for the Maui windstorm and wildfires response incurred and recognized in 2023
1,875	—	1,875		Wildfire tort-related claims, net. Increase due to the accrual of estimated wildfire liability related to the settlement of the Maui windstorm and wildfire tort-related legal claims and cross claims
552	551	1
Other expenses. Increase due to higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency, partially offset by lower revenue and payroll taxes

(continued)

2024	2023	Increase (decrease)	(dollars in millions, except per barrel amounts)
(1,612)	302	(1,914)
Operating income (loss). Decrease largely due to wildfire tort-related claims, higher operation and maintenance expenses along with higher depreciation expenses, offset in part by higher ARA and MPIR revenue

(1,664)	247	(1,911)
Income (loss) before income taxes. Decrease largely due to operating loss operating loss and lower AFUDC due to lower AFUDC equity rate, partially offset by lower interest expense and higher interest income earned

(1,226)	194	(1,420)	Net income (loss) for common stock. Decrease due to loss before income taxes. See below for effective tax rate explanation
NM	8.2%	NM	Return on average common equity
$115.00	$126.73	$(11.73)	Average fuel oil cost per barrel
8,219	8,227	(8)	Kilowatt-hour sales (millions)[4]
2,518	2,564	(46)	Number of full-time employees (at December 31)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3Pursuant to an agreement to settle indemnification claims with the State of Hawaii. See Note 2 of the Consolidated Financial Statements.
4kWh sales were slightly lower compared to the prior year. The decrease in sales can be primarily attributed to the impacts from the Maui windstorm and wildfires.
NM - Not meaningful.
Hawaiian Electric’s effective tax rate (combined federal and state income tax rates) in 2024 and 2023 was 26%.
For a discussion of 2022 results, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2023 Form 10-K.
For more information of the Utilities’ incremental expenses related to the Maui windstorm and wildfires for the year ended December 31, 2024, see “Results of operations—Maui windstorm and wildfires related expenses, net” in HEI’s MD&A.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of December 31, 2024 amounted to $5.6 billion, of which approximately 20% related to generation PPE, 65% related to transmission and distribution PPE, and 15% related to other PPE. Approximately 6% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission by 2046.
Regulatory proceedings.  On December 23, 2020, the PBR D&O was issued, establishing the PBR Framework. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate. See also “Regulatory proceedings” in Note 4 of the Consolidated Financial Statements. The PUC is currently evaluating the Utilities’ proposal to rebase the rates in the form of a tri-company rate case with a 2026 test year.
Developments in renewable energy efforts.  The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage projects to help reach the Utilities’ renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the Stage 1 and Stage 2 projects have experienced delays as a result of supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customs and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. These impacts have resulted in five Stage 2 projects declared null and void by the independent power producers and one Stage 1 project and one Stage 2 project mutually terminating their PPAs with the Utilities. The Utilities have negotiated amendments with several project developers regarding requests to increase previously approved prices and extend guaranteed commercial operations dates for those projects in order to ensure their viability given the impact of these recent market conditions. All of these amendments have been approved. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units. Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 4 of the Consolidated Financial Statements and the following:

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
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, the Utilities filed seven requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all seven amendments. AES West Oahu Solar project on Oahu and AES Kuihelani Solar project on Maui reached commercial operations on March 28, 2024 and May 31, 2024, respectively. See also “Purchase commitments” in Note 4 of the Consolidated Financial Statements. To date, five projects reached commercial operations.
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
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. To date, the Utilities had filed 11 PPAs. Of the 11 filed PPAs, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. To date, the Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all three amendments. The Kupono Solar project on Oahu reached commercial operations on June 7, 2024. See also “Purchase commitments” in Note 4 of the Consolidated Financial Statements. To date, two projects reached commercial operations. Additionally, two GSPAs and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. The two GSPAs were approved by the PUC in December 2020. As of December 31, 2024, the GSPA contracts have not yet achieved the contractual target. One of the aggregators has had financial difficulties where continuing the GSPA contract is now difficult. The Utilities are working towards planning and implementing an alternative solution for the two GSPA contracts.
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
A summary of the GSPAs that were approved by PUC in December 2020 is as follows:

Utilities	Fast Frequency Response - 1 (MW)	Fast Frequency Response - 2 (MW)	Capacity - Load Build (MW)	Capacity - Load Reduction (MW)
Hawaiian Electric	—	26.7	14.5	19.4
Hawaii Electric Light	6.0	—	3.2	4.0
Maui Electric	6.1	—	1.9	4.7
Total	12.1	26.7	19.6	28.1
A summary of the utility Stage 2 self-build projects is as follows:

Utilities	Number of projects		BESS Size (MW/MWh)	Guaranteed commercial operation dates
Hawaii Electric Light	1	*	12/12	12/30/22
Maui Electric	1		40/160	11/30/26
Total	2		52/172
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
Tariffed renewable resources.
•As of December 31, 2024, there were approximately 648 MW, 147 MW and 154 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of December 31, 2024, an estimated 43% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 24% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of December 31, 2024, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•On August 23, 2024, the Utilities issued an RFP for biodiesel fuel supply commencing February 1, 2026. Proposals were due on September 30, 2024 and the Utilities are in negotiations with the bidders.
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
•On November 22, 2021, CBRE RFPs for Molokai and Lanai were opened. The RFP for Lanai sought a single PV paired with storage project, which included a 3 MW portion, reserved for CBRE. The Lanai RFP closed on February 14, 2022 and the Molokai RFP closed on March 1, 2022. A project was selected in the Lanai RFP, but negotiations were terminated. On July 1, 2022, a replacement project was selected and negotiations commenced. On October 23, 2024 the developer submitted a withdrawal letter to the Utilities. The RFP for Molokai sought 2.75 MW of new PV paired with storage projects for CBRE generation. No projects were selected in the Molokai RFP. However, with the concurrence of the independent observer, the Utilities worked with the lone bidder outside of the RFP process and filed two PPAs with a total of 2.45 MW of PV paired with 11.1 MWh of battery energy storage on September 29, 2023. The PUC approved both PPAs on January 8, 2024. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
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
•The Hawaii Island Stage 3 RFP, seeking 325 gigawatt-hours (GWh) per year of energy and 65 MW of renewable firm capacity, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. 15 proposals, which included one utility self-build project and one proposal that requires two contracts, were selected to the Final Award Group on December 8, 2023. On February 2, 2024, one additional project totaling 40 MW of firm renewable generation was selected. Of the 16 projects, one solar-plus storage and one firm renewable generation project on Oahu, one solar-plus storage project on Maui, and two solar-plus storage projects on Hawaii Island have been withdrawn by the developers. Negotiations for the remaining projects are ongoing.
A summary of the Stage 3 PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Firm Generation (MW)
Hawaiian Electric	5	126	510	307
Hawaii Electric Light	3	86	374	60
Maui Electric	4	90	240	40
Total	12	302	1,124	407
A summary of the utility Stage 3 self-build project is as follows:

Utilities	Number of projects	Firm Generation (MW)
Hawaiian Electric	1	253
Total	1	253

•On August 19, 2024, the PUC opened a docket for the Utilities’ Integrated Grid Planning RFP (IGP RFP). On August 26, 2024, the Utilities filed their draft IGP RFP for Oahu and Hawaii Island. The Oahu portion of the IGP RFP seeks 589 GWh per year of energy and 270 MW of grid forming resources by December 2029, and 50 MW of renewable firm capacity by December 2032. The Hawaii Island portion of the IGP RFP seeks 134 GWh per year of energy by December 2029 and 60 MW of renewable firm capacity by December 2031. On January 9, 2025, the PUC issued an Order converting the docket into a contested case proceeding and opened a period for interested parties to move to intervene or participate.
Legislation and regulation.  Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in “Item 1. Business” and Note 4 of the Consolidated Financial Statements.
Fuel contracts.  On June 30, 2021, the Utilities issued two RFPs for all fuels for supply commencing January 1, 2023. On February 1, 2022, the Utilities and PAR Hawaii Refining, LLC (PAR Hawaii) entered into a fuel supply contract (Supply Agreement) commencing January 1, 2023. On December 1, 2022, the PUC issued a decision and order (D&O) approving the PAR Hawaii fuels contract and recovery of associated costs through ECRC. On August 14, 2024, the Utilities entered into a second amendment of the Supply Agreement. The second amendment extends the term of the Supply Agreement by additional three years and create savings in fuel costs. The second amendment must be approved by the PUC to become effective. On August 23, 2024, the Utilities issued an RFP for biodiesel fuel supply commencing February 1, 2026. Proposals were due on September 30, 2024 and the Utilities are in negotiations with the bidders.
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
Liquidity and capital resources.  As of December 31, 2024, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax) related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Consolidated Financial Statements). For the full year 2024, the Utilities incurred net losses of approximately $1.23 billion.
When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern within one year after the date that the financial statements are issued. In making their evaluation, the Utilities consider, among other things, risks and/or uncertainties related to their results of operations, contractual obligations, near-term debt maturities, dividend requirements, debt covenant compliance, or other factors impacting the Utilities’ liquidity and capital resources.
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
As discussed in Note 2 of the Consolidated Financial Statements, HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on the Utilities’ Consolidated Balance Sheet. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock in a registered offering, raising net proceeds of approximately $557.7 million. In addition, HEI filed with the SEC an at-the-market (ATM) offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program.
Management believes that HEI’s and the Utilities’ current cash and cash equivalents balances, as of September 30, 2024, amounting to $677.7 million and $147.6 million, respectively, the available capacity on Hawaiian Electric’s ABL Facility (see Note 6 of the Consolidated Financial Statements), the additional liquidity from HEI’s recently registered ATM program, and expenditure reduction efforts, provided sufficient liquidity to alleviate the conditions that caused the substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern in the third quarter of 2024. As discussed in Note 2 of the Consolidated Financial Statements, HEI transferred the amount of the first payment, $479 million, into a new subsidiary, which is restricted from disbursing such funds except in connection with the initial payments to the settlement funds. HEI expects to make this initial payment no earlier than the fourth quarter of 2025 and HEI and the Utilities have sufficient resources to fund their operations and satisfy their other obligations for the next 12 months following the issuances of their financial statements. The plans that have been implemented in the third quarter of 2024 have mitigated the conditions that previously caused the substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern as of the date of filing their 2024 second quarter financial statements.
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
Hawaiian Electric’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of their business remain strong, the Utilities took prudent and measured actions to strengthen their financial position while continuing to provide reliable service to their customers and reinforcing their commitment to serving the community for the long term. In August 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. Longer term, the Utilities entered into an asset-based credit facility that allows borrowing up to $250 million and are also evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing secured debt, and conducting asset sales, among others.
Although accounts receivable balances has been decreasing, it remains elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2023 and 2024, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic accounts receivable balances, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, however, it has and will continue to lead to higher bad debt expense. As of December 31, 2024, approximately $18.3 million of the Utilities’ accounts receivables were over 30 days past due, which is a decrease of approximately 17% since December 2023. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements.
With the exception of Maui, the Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to reduce delinquent accounts receivable balances and accelerate cash collections. Service disconnections on Maui have been suspended through April 5, 2025, in accordance with the extension of Governor Josh Green’s emergency proclamation; however, efforts are ongoing to educate and inform customers impacted by the Maui windstorm and wildfires on the availability of financial assistance to manage delinquencies accordingly. See also “Regulatory assets and liabilities” in Note 4 of the Consolidated Financial Statements.
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
At December 31, 2024, the Utilities’ total available liquidity was approximately $334 million. The following table provides the components of available liquidity at December 31, 2024.

	As of December 31, 2024
(in millions)	Capacity	Outstanding	Undrawn
Unsecured revolving line of credit	$200	$166	$34
ABL Facility	239	—	239
Borrowing from HEI - standing commitment letter	75	—	75
Short-term credit facility	50	50	—
Total credit	$564	$216	348
Restricted credit			(198)
Total available credit[1]			150

Cash and cash equivalents			184
Total available liquidity			$334

1     Total undrawn credit amounts to $348 million; however, due to certain financial covenant requirements, the temporary available credit is limited to approximately $150 million. The Utilities subsequently paid off $47 million of long-term debt that became due on January 1, 2025, which would increase the total available credit to $200 million.
Additionally, as of December 31, 2024, Hawaiian Electric had no commercial paper outstanding, and Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $62.2 million, respectively, which intercompany borrowings are eliminated in consolidation.
See Notes 6 and 7 of the Consolidated Financial Statements for a brief description of Hawaiian Electric’s loans.
Hawaiian Electric’s consolidated capital structure was as follows:

December 31	2024		2023
(dollars in millions)
Short-term borrowings, net	$49	1%	$—	—%
Long-term debt, net	1,901	61	1,934	44
Preferred stock	34	1	34	1
Common stock equity	1,157	37	2,409	55
	$3,141	100%	$4,377	100%
As of December 31, 2024, the Utilities are in compliance with all applicable financial covenants. For the year ended December 31, 2024, the Utilities accrued liabilities related to wildfire tort-related claims totaling $1.92 billion. As a result, as of December 31, 2024 the amount of additional debt that the Utilities could incur will be temporarily limited to approximately $150 million due to certain financial covenants. The amount of additional debt that could be incurred by the Utilities will increase over time as earnings are generated or when HEI contributes equity related to the settlement payments or for capital expenditures. The Utilities believe that with the cash on hand, availability on the ABL Facility, and potential equity contributions from HEI, they have sufficient financial flexibility to continue to be in compliance with all the financial covenants in the next 12 months. However, the Utilities cannot predict the future effects on the Utilities’ ability to access additional capital or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
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
Credit ratings. On October 25, 2024, Fitch revised Hawaiian Electric’s outlook to “Stable” from “Watch Negative” and affirmed the “B” issuer credit rating. On November 22, 2024, S&P revised Hawaiian Electric’s outlook to “Negative” from “CreditWatch” and affirmed the “B-” issuer credit rating. As of February 14, 2025, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default, long-term and issuer credit, respectively	B	Ba3	B-
Short-term issuer default, commercial paper and commercial paper, respectively	B	NP	B
Senior unsecured debt/special purpose revenue bonds	B+	Ba3	*
Cumulative preferred stock (selected series)	*	B3	*
Outlook	Stable	Stable	Negative
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

Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one additional year, subject to the consent of the lenders. Hawaiian Electric received the first and second approvals from the PUC for the ABL Credit Facility Agreement that allows short-term and long-term borrowings of up to $250 million on June 27, 2024 and October 11, 2024, respectively, subject to the availability of a sufficient borrowing base of eligible receivables. The ABL Facility became effective on July 24, 2024. The ABL Facility remains undrawn as of December 31, 2024.
Credit agreement. On August 23, 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were invested in highly liquid short-term investments and will be used for general corporate purposes. As of December 31, 2024, $166 million was outstanding on Hawaiian Electric’s revolving credit facility with $34 million remaining available borrowing capacity. See Note 6 of the Consolidated Financial Statements for additional information.
Taxable debt. On December 20, 2022, the Utilities received PUC approval to issue, over a four-year period from January 1, 2023 to December 31, 2026, unsecured obligations bearing taxable interest (Hawaiian Electric up to $230 million, Hawaii Electric Light up to $65 million and Maui Electric up to $105 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on January 10, 2023, the Utilities executed through a private placement, $150 million in unsecured senior notes (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023. See summary table below for remaining authorized amounts as of December 31, 2024 for each respective utility.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2023 through 2026	$230	$65	$105
Less: taxable debt executed on January 10, 2023, but issued on February 9, 2023	100	25	25
Remaining authorized amounts	$130	$40	$80
As of December 31, 2024, the Utilities have $1.9 billion of long-term debt, net, of which $47.0 million and $125.0 million are due within 12 and 24 months, respectively.
On January 17, 2025, the Utilities requested PUC approval to issue during the three-year period 2025 through 2027, unsecured obligations bearing taxable interest (Hawaiian Electric up to $900 million, Hawaii Electric Light up to $115 million and Maui Electric up to $150 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. If approved, the Utilities would forgo the remaining authorized amounts noted in the table above. The Utilities requested PUC approval by July 31, 2025.
Equity. On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026. As of December 31, 2024, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $75 million, $25 million, and nil, respectively, of unused common stock authorization.
On January 27, 2025, the Utilities requested PUC approval to issue and sell each utility’s common stock over a three-year period from January 1, 2025 through December 31, 2027 (Hawaiian Electric sale/s to HEI of up to $210 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $70 million, and Maui Electric sale/s to Hawaiian Electric of up to $145 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2025 through December 31, 2027. If approved, the Utilities would forgo the unused common stock authorization noted above. The Utilities requested PUC approval by October 31, 2025.
Cash flows. The following table reflects the changes in cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	Years ended December 31
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$465,733	$474,367	$(8,634)
Net cash used in investing activities	(317,631)	(432,599)	114,968
Net cash provided by (used in) financing activities	(72,031)	27,067	(99,098)

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
Net cash used in financing activities: The decrease in net cash provided by financing activities was driven by lower net cash from long-term and short-term borrowings due to fully drawing on the $200 million revolving credit facilities in August 2023.
For a discussion of 2022 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2023 Form 10-K.
Material cash requirements. Material cash requirements of the Utilities include payments related to settlement of tort-related legal claims and cross claims, legal and consulting costs related to the Maui windstorm and wildfires (see further information in Note 2 of the Consolidated Financial Statements), O&M expenses, labor and benefits costs, fuel and purchase power costs, debt and interest payments, operating and finance lease obligations, their forecasted capital expenditures (including capital expenditures related to wildfires and wildfire mitigations) and investments, their expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating and finance lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through operating cash flows, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time.
The Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact their ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms. Through the sale of common stock in September 2024, HEI has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims expected to be made no earlier than the fourth quarter of 2025. HEI is currently working with its financial advisors on a financing plan to raise the additional capital required to fund the remaining wildfire tort claims. While management believes that HEI will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ financing plan, cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.

Selected short-term and long-term contractual obligations and commitments.  The following table presents aggregated information about total payments due from the Utilities during the indicated periods under the specified contractual obligations and commitments:

December 31, 2024	Payments due by period
(in millions)	2025	2026	2027	2028	2029	After five years	Total
Short-term borrowings	$49	$—	$—	$—	$—	$—	$49
Long-term debt	47	125	266	68	35	1,367	1,908
Interest on short-term loan and long-term debt	89	83	73	63	61	623	992
Settlement Agreements	479	479	479	478	—	—	1,915
Operating and finance leases
PPAs classified as leases	50	50	50	45	45	672	912
Other leases	12	12	6	5	5	16	56
Open purchase order obligations [1]	191	163	41	14	6	23	438
Fuel oil purchase obligations (estimate based on fuel oil price at December 31)	5	—	—	—	—	—	5
Purchase power obligations-minimum fixed capacity charges not classified as leases	101	102	106	105	105	800	1,319
Liabilities for uncertain tax positions	—	—	1	—	—	—	1
Total (estimated)	$1,023	$1,014	$1,022	$778	$257	$3,501	$7,595
1     Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2024, the fair value of the assets held in trusts to satisfy the obligations of the Utilities’ retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above. See Note 11 of the Consolidated Financial Statements for retirement benefit plan obligations and estimated contributions for 2025.
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
Competitive bidding.  On June 30, 2022, the PUC issued a decision that included a final Integrated Grid Planning Framework for Competitive Bidding that succeeded the original Framework for Competitive Bidding adopted on December 8, 2006. The final Integrated Grid Planning Framework for Competitive Bidding states, among other things, that: (1) a utility is required to use competitive bidding to acquire system resources unless the PUC finds bidding to be unsuitable; (2) the framework does not apply in certain situations identified in the framework; (3) waivers from competitive bidding for certain circumstances will be considered; (4) as ordered by the PUC, the PUC or the electric utility shall identify qualified candidates for an independent observer and select an independent observer from the final list of identified qualified candidates; (5) the utility may consider its own self-bid proposals in response to system resource needs identified in its RFP; and (6) for any resource to which competitive bidding does not apply (due to waiver or exemption), the utility retains its traditional obligation to offer to purchase capacity and energy from a Qualifying Facility (QF) at avoided cost upon reasonable terms and conditions approved by the PUC. In 2024, the PUC proposed certain revisions to the Integrated Grid Planning Framework for Competitive Bidding, and Hawaiian Electric provided comments and proposed additional modifications, which remains pending with the PUC.
Technological developments.  New emerging and breakthrough technological developments may impact the Utilities’ future competitive position, results of operations, financial condition and liquidity. The Utilities continue to seek prudent opportunities to develop, test, pilot, and implement technologies that align with their technical and business plans and support clean energy and decarbonized goals, while ensuring reliability and resilience as the Utilities adapt to a changing climate. Technologies that the Utilities are evaluating include the commercial development of advanced protection schemes that would monitor, detect, and isolate falling overhead distribution and transmission lines to reduce wildfire risks and improve public/

employee safety, long-duration energy storage, grid-forming and black starting inverters in low inertia power systems, microgrids, distributed generation, grid modernization, and electrification of transportation. The Utilities also start to utilize artificial intelligence and machine learning to test predictive analytics and control through edge computing to help assess the state of health of utility assets and prevent premature failure, and the diversification of generation from renewable sources.
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
Regulatory liabilities represent amounts collected from customers for costs that are expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. Regulatory assets represent incurred costs that have been deferred because their recovery in future customer rates is probable. As of December 31, 2024, the consolidated regulatory liabilities and regulatory assets of the Utilities amounted to $1,244 million and $281 million, respectively, compared to $1,151 million and $295 million as of December 31, 2023, respectively. Regulatory liabilities and regulatory assets are itemized in Note 4 of the Consolidated Financial Statements. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment. The Utilities record regulatory assets and liabilities when they are deemed probable of recovery from or refund to customers. Determining probability requires significant judgment by management and includes considerations of regulatory orders, proposed regulatory treatment, strength of the applications and other available evidence.
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
    Changes in estimated costs, timing of decommissioning or other assumptions used in the calculation could cause material revision on the recorded liabilities. As of December 31, 2024 and December 31, 2023, the Utilities’ AROs totaled $12.5 million and $12.0 million, respectively.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries is applicable):
The Company manages various market risks in the ordinary course of business, including credit risk and liquidity risk. The Company believes the electric utility and the “All Other” segment’s exposures to these two risks were not material as of December 31, 2024.
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
The Company considers interest rate risk to be a very significant market risk as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity, but also as it may affect the discount rate used to determine retirement benefit liabilities and minimum contributions, the market value of retirement benefit plans’ assets, borrowing costs and the Utilities’ allowed rates of return. Interest rate risk can be defined as the exposure of the Company’s earnings to adverse movements in interest rates.

Interest rate risk
The Company’s general policy is to manage interest rate risk through use of a combination of short-term debt, long-term debt and preferred securities. As of December 31, 2024, the Company was exposed to interest rate risk because of its restricted access to capital markets and other sources of debt and equity financings, including the impact of interest rates on the revolving credit facility draws, the impact of interest rates on the discount rate and the market value of plan assets used to determine retirement benefits expenses and obligations (see “Pension and other postretirement benefits obligations” in HEI’s MD&A and “Retirement benefits” in Notes 1 and 11 of the Consolidated Financial Statements) and the possible effect of interest rates on the electric utilities’ allowed rates of return. Other than these exposures, management believes its exposure to interest rate risk is not material. However, continued restricted access to capital markets and other sources of debt and equity financings for an extended period of time may adversely impact the Company’s financial condition, liquidity, cash flows and results of operations. The Company’s long-term debt, in the form of borrowings of proceeds of revenue bonds, privately-placed senior notes and bank term loans, is predominately at fixed rates (see Note 17 of the Consolidated Financial Statements for the fair value of long-term debt, net).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Hawaiian Electric Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Emphasis of Matter
As discussed in Notes 1 and 5 to the financial statements, the financial statements have been retrospectively adjusted for discontinued operations of American Savings Bank, F.S.B.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for rate regulation included the following, among others:
•We tested the effectiveness of management’s controls over (1) the evaluation of the application of specialized rules to account for rate regulation and (2) for certain regulatory assets and liabilities the evaluation of the likelihood of (a) the recovery in future rates of costs deferred as regulatory assets and (b) refunds to customers reported as regulatory liabilities.
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
We identified the evaluation of the loss contingencies related to the tort-related legal claims, and related disclosures, as a critical audit matter because auditing management’s judgments in determining the appropriate accounting and disclosures for the tort-related legal claims required significant auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the loss contingency involving the tort-related legal claims included the following, among others:
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over management’s evaluation of the tort-related legal claims, including controls related to the Company's assessment of the probability of loss, measurement and classification of the contingent liability, and related disclosures based on the facts and circumstances.
•We inquired of the Company’s management and internal and external legal counsel to understand the nature and status of the tort-related legal claims and the status of the settlement agreements described in Note 2 to the Consolidated Financial Statements.
•We read the settlement agreements regarding the tort-related legal claims.
•We requested written responses from internal and external counsel regarding (1) a description of the nature of the tort-related legal claims, (2) progress of the tort-related legal claims, (3) the status of the Company’s response, and (4) an evaluation of the likelihood of an unfavorable outcome and an estimate, if one can be made, of the amount of range of potential loss, and received written responses.
•We evaluated management’s measurement of the recorded loss contingency for the tort-related legal claims and the balance sheet classification of that liability in the Consolidated Balance Sheets.
•We consulted with professionals in our firm with expertise related to accounting for loss contingencies.
•We evaluated any events subsequent to December 31, 2024, that might impact our evaluation of the tort-related claims loss contingency.
•We obtained written representations from executives of the Company.
•We read the Company’s related disclosures and evaluated them for consistency with the evidence obtained from our audit procedures.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 24, 2025
We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholder and the Board of Directors of Hawaiian Electric Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets and statements of capitalization of Hawaiian Electric Company, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for rate regulation included the following, among others:
•We tested the effectiveness of management’s controls over (1) the evaluation of the application of specialized rules to account for rate regulation and (2) for certain regulatory assets and liabilities the evaluation of the likelihood of (a) the recovery in future rates of costs deferred as regulatory assets and (b) refunds to customers reported as regulatory liabilities.
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
We identified the evaluation of the loss contingencies related to the tort-related legal claims, and related disclosures, as a critical audit matter because auditing management’s judgments in determining the appropriate accounting and disclosures for the tort-related legal claims required significant auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the loss contingency involving the tort-related legal claims included the following, among others:
•We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s evaluation of the tort-related legal claims, including controls related to the Company's assessment of the probability of loss, measurement and classification of the contingent liability, and related disclosures based on the facts and circumstances.
•We inquired of the Company’s management and internal and external legal counsel to understand the nature and status of the tort-related legal claims and the status of the settlement agreements described in Note 2 to the Consolidated Financial Statements.
•We read the settlement agreements regarding the tort-related legal claims.
•We requested written responses from internal and external counsel regarding (1) a description of the nature of the tort-related legal claims, (2) progress of the tort-related legal claims, (3) the status of the Company’s response, and (4) an evaluation of the likelihood of an unfavorable outcome and an estimate, if one can be made, of the amount of range of potential loss, and received written responses.
•We evaluated management’s measurement of the recorded loss contingency for the tort-related legal claims and the balance sheet classification of that liability in the Consolidated Balance Sheets.

•We consulted with professionals in our firm with expertise related to accounting for loss contingencies.
•We evaluated any events subsequent to December 31, 2024, that might impact our evaluation of the tort-related claims loss contingency.
•We obtained written representations from executives of the Company.
•We read the Company’s related disclosures and evaluated them for consistency with the evidence obtained from our audit procedures.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 24, 2025
We have served as the Company’s auditor since 2017.

Consolidated Statements of Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2024	2023	2022
(in thousands, except per share amounts)
Revenues
Electric utility	$3,206,700	$3,269,521	$3,408,587
Other	13,150	17,982	12,330
Total revenues	3,219,850	3,287,503	3,420,917
Expenses
Electric utility (includes $1,875 million of provision, net, for Wildfire tort-related claims recorded in 2024) (Note 2)	4,818,558	2,967,363	3,109,396
Other (includes $35 million of impairment recorded in 2024) (Note 3)	108,052	45,148	31,966
Total expenses	4,926,610	3,012,511	3,141,362
Operating income (loss)
Electric utility	(1,611,858)	302,158	299,191
Other	(94,902)	(27,166)	(19,636)
Total operating income (loss)	(1,706,760)	274,992	279,555
Retirement defined benefits credit—other than service costs	3,754	4,014	3,688
Interest expense, net	(127,207)	(125,532)	(103,402)
Allowance for borrowed funds used during construction	5,470	5,201	3,416
Allowance for equity funds used during construction	13,786	15,164	10,574
Interest income	19,362	9,105	—
Gain (loss) on sales of equity-method investments	—	(644)	8,123
Income (loss) from continuing operations before income taxes	(1,791,595)	182,300	201,954
Income tax expense (benefit)	(470,962)	34,534	38,915
Income (loss) from continuing operations	(1,320,633)	147,766	163,039
Preferred stock dividends of subsidiaries	1,890	1,890	1,890
Income (loss) from continuing operations for common stock	(1,322,523)	145,876	161,149
Income (loss) from discontinued operations	(103,486)	53,362	79,989
Net income (loss) for common stock	$(1,426,009)	$199,238	$241,138
Continuing operations - Basic earnings (loss) per common share	$(10.42)	$1.33	$1.47
Discontinued operations - Basic earnings (loss) per common share	(0.81)	0.49	0.73
Basic earnings (loss) per common share	$(11.23)	$1.82	$2.20
Continuing operations - Diluted earnings (loss) per common share	$(10.42)	$1.33	$1.47
Discontinued operations - Diluted earnings (loss) per common share	(0.81)	0.48	0.73
Diluted earnings (loss) per common share	$(11.23)	$1.81	$2.20
Weighted-average number of common shares outstanding	126,927	109,739	109,434
Net effect of potentially dilutive shares (share-based compensation programs)	—	299	344
Weighted-average shares assuming dilution	126,927	110,038	109,778
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2024	2023	2022
(in thousands)
Net income (loss) for common stock	$(1,426,009)	$199,238	$241,138
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for sale investment securities:
Net unrealized gains (losses) on available-for sale investment securities arising during the period, net of taxes of $(4,110), $7,536 and $(110,140) for 2024, 2023 and 2022, respectively	(11,227)	20,589	(300,860)
Reclassification adjustment for net realized losses included in net income, net of taxes of nil, $4,011 and nil for 2024, 2023 and 2022, respectively	—	10,954	—
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of $4,764, $5,271 and $1,462 for 2024, 2023 and 2022, respectively	13,012	14,398	3,993
Derivatives qualified as cash flow hedges:
Unrealized interest rate hedging gains (losses), net of taxes of $237, $(58) and $1,892 for 2024, 2023 and 2022, respectively	683	(167)	5,457
Reclassification adjustment to net income, net of taxes of $(70), $(65) and $60 for 2024, 2023 and 2022, respectively	(201)	(186)	172
Retirement benefit plans:
Net gains arising during the period, net of taxes of $23,015, $3,778 and $65,174 for 2024, 2023 and 2022, respectively	66,355	10,854	188,020
Adjustment for amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost, net of taxes of $(597), $(535) and $6,820 for 2024, 2023 and 2022, respectively	(1,730)	(1,560)	19,659
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(22,096), $(2,846) and $(69,345) for 2024, 2023 and 2022, respectively	(63,708)	(8,204)	(199,936)
Other comprehensive income (loss), net of taxes	3,184	46,678	(283,495)
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$(1,422,825)	$245,916	$(42,357)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2024		2023
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents		$750,535		$244,091
Restricted cash		492,317		15,028
Accounts receivable and unbilled revenues, net		457,171		546,704
Regulatory assets		53,895		68,453
Other		380,408		331,617
Total current assets		2,134,326		1,205,893
Noncurrent assets:
Property, plant and equipment, net
Land	$63,537		$69,078
Plant and equipment	8,634,124		8,471,775
Right-of-use assets - finance lease	448,527		342,834
Construction in progress	366,412		320,225
	9,512,600		9,203,912
Less – accumulated depreciation	(3,378,282)	6,134,318	(3,240,828)	5,963,084
Operating lease right-of-use assets		66,553		79,686
Regulatory assets		227,424		226,351
Other		368,795		202,358
Total noncurrent assets		6,797,090		6,471,479
Assets of discontinued operations		—		9,566,449
Total assets		$8,931,416		$17,243,821
(Continued)

Consolidated Balance Sheets (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2024		2023
(in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$203,452		$198,885
Interest and dividends payable		27,203		28,354
Short-term borrowings		48,623		—
Current portion of long-term debt, net		109,171		16,496
Regulatory liabilities		26,568		36,559
Wildfire tort-related claims (Note 2)		478,750		75,000
Other		430,824		403,414
Total current liabilities		1,324,591		758,708
Noncurrent liabilities:
Long-term debt, net		2,690,387		2,825,933
Deferred income taxes		—		402,246
Operating lease liabilities		56,523		69,972
Finance lease liabilities		426,598		331,262
Regulatory liabilities		1,217,515		1,114,131
Defined benefit plans liability		23,213		78,200
Wildfire tort-related claims (Note 2)		1,436,250		—
Other		242,957		247,637
Total noncurrent liabilities		6,093,443		5,069,381
Liabilities of discontinued operations		—		9,036,598
Total liabilities		7,418,034		14,864,687
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 2 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 172,465,608 shares and 110,151,798 shares at December 31, 2024 and 2023, respectively		2,264,544		1,707,471
Retained earnings		(788,916)		926,720
Accumulated other comprehensive income (loss), net of taxes
Net unrealized losses on securities	$—		$(282,963)
Unrealized gains on derivatives	2,120		1,638
Retirement benefit plans	1,341	3,461	(8,025)	(289,350)
Total shareholders’ equity		1,479,089		2,344,841
Total liabilities and shareholders’ equity		$8,931,416		$17,243,821
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)
(in thousands, except per share amounts)	Shares	Amount			Total
Balance, December 31, 2021	109,312	$1,685,496	$757,921	$(52,533)	$2,390,884
Net income for common stock	—	—	241,138	—	241,138
Other comprehensive loss, net of tax benefits	—	—	—	(283,495)	(283,495)
Issuance of common stock:
Share-based plans	159	5,831	—	—	5,831
Share-based expenses and other, net	—	1,370	—	—	1,370
Common stock dividends ($1.40 per share)	—	—	(153,229)	—	(153,229)
Balance, December 31, 2022	109,471	1,692,697	845,830	(336,028)	2,202,499
Net income for common stock	—	—	199,238	—	199,238
Other comprehensive income, net of taxes	—	—	—	46,678	46,678
Issuance of common stock:
Dividend reinvestment and stock purchase plan	537	6,612	—	—	6,612
Share-based plans	144	6,371	—	—	6,371
Share-based expenses and other, net	—	1,791	—	—	1,791
Common stock dividends ($1.08 per share)	—	—	(118,348)	—	(118,348)
Balance, December 31, 2023	110,152	1,707,471	926,720	(289,350)	2,344,841
Net loss for common stock	—	—	(1,426,009)	—	(1,426,009)
Other comprehensive income, net of taxes	—	—	—	3,184	3,184
Issuance of common stock:
Common stock offering	62,162	575,000	—	—	575,000
Share-based plans	152	8,018	—	—	8,018
Common stock offering expenses	—	(18,621)	—	—	(18,621)
Share-based expenses and other, net	—	(7,324)	—	—	(7,324)
Discontinued operations	—	—	(289,627)	289,627	—
Balance, December 31, 2024	172,466	$2,264,544	$(788,916)	$3,461	$1,479,089
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2024	2023	2022
(in thousands)
Cash flows from operating activities
Net income (loss)	$(1,424,119)	$201,128	$243,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities-continuing operations
Loss (income) from discontinued operations	103,486	(53,362)	(79,989)
Depreciation of property, plant and equipment	261,701	254,990	244,477
Other amortization	31,832	27,316	25,928
Loss (gains) on sale of equity-method investment	—	644	(8,123)
Deferred income tax expense (benefit)	(486,188)	9,352	(33,157)
Share-based compensation expense	3,591	6,776	7,450
Allowance for equity funds used during construction	(13,786)	(15,164)	(10,574)
Asset impairment	39,642	—	—
Other	(13,790)	(2,989)	(5,323)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	96,700	(71,643)	(147,327)
Decrease (increase) in fuel oil stock	49,361	43,388	(87,569)
Increase in materials and supplies	(4,177)	(34,887)	(7,960)
Decrease (increase) in regulatory assets	(22,743)	(10,613)	34,600
Increase in regulatory liabilities	48,433	54,470	44,888
Increase in accounts, interest and dividends payable	6,862	34,290	23,083
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(25,525)	(9,858)	120,738
Change in defined benefit pension and other postretirement benefit plans asset/liability	(9,358)	(8,215)	(4,564)
Increase in wildfire tort-related claims	1,840,000	75,000	—
Change in other assets and liabilities, net	(53,812)	(57,255)	(25,924)
Net cash provided by operating activities-continuing operations	428,110	443,368	333,682
Net cash provided by operating activities-discontinued operations	59,371	108,103	120,794
Net cash provided by operating activities	487,481	551,471	454,476
Cash flows from investing activities
Capital expenditures	(344,251)	(442,727)	(339,333)
Acquisition of business	—	—	(25,706)
Other, net	10,330	6,558	14,184
Net cash used in investing activities-continuing operations	(333,921)	(436,169)	(350,855)
Net cash provided by (used in) investing activities-discontinued operations	592,239	178,770	(777,827)
Net cash provided by (used in) investing activities	$258,318	$(257,399)	$(1,128,682)
(continued)

Consolidated Statements of Cash Flows (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2024	2023	2022
Cash flows from financing activities
Net increase (decrease) in short-term borrowings with original maturities of three months or less	$—	$(137,650)	$83,652
Proceeds from issuance of short-term debt	50,000	65,000	35,000
Repayment of short-term debt	—	(100,000)	—
Proceeds from issuance of long-term debt	5,475	625,000	227,312
Repayment of long-term debt and funds transferred for repayment of long-term debt	(97,698)	(167,080)	(221,910)
Withheld shares for employee taxes on vested share-based compensation	(1,074)	(2,371)	(3,165)
Net proceeds from issuance of common stock	556,612	1,223	—
Common stock dividends	—	(73,957)	(111,229)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Other	(13,867)	(5,133)	(2,041)
Net cash provided by financing activities-continuing operations	497,558	203,142	5,729
Net cash provided by (used in) financing activities-discontinued operations	(342,853)	(7,567)	561,942
Net cash provided by financing activities	154,705	195,575	567,671
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash from discontinued operations	900,504	489,647	(106,535)
Cash, cash equivalents and restricted cash, including cash from discontinued operations, January 1	694,574	204,927	311,462
Cash, cash equivalents and restricted cash, including cash from discontinued operations, December 31	1,595,078	694,574	204,927
Less: Restricted cash	(492,317)	(15,028)	(5,050)
Less: Cash from discontinued operations	(352,226)	(435,455)	(156,149)
Cash and cash equivalents from continuing operations, December 31	$750,535	$244,091	$43,728
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2024	2023	2022
(in thousands)
Revenues	$3,206,700	$3,269,521	$3,408,587
Expenses
Fuel oil	1,078,045	1,211,420	1,265,614
Purchased power	703,371	671,769	793,584
Other operation and maintenance	609,672	533,557	497,601
Wildfire tort-related claims, net (Note 2)	1,875,000	—	—
Depreciation	251,142	243,705	235,424
Taxes, other than income taxes	301,328	306,912	317,173
Total expenses	4,818,558	2,967,363	3,109,396
Operating income (loss)	(1,611,858)	302,158	299,191
Allowance for equity funds used during construction	13,786	15,164	10,574
Retirement defined benefits credit—other than service costs	4,137	4,303	3,835
Interest expense and other charges, net	(82,082)	(86,140)	(76,416)
Allowance for borrowed funds used during construction	5,470	5,201	3,416
Interest income	6,633	6,454	—
Income (loss) before income taxes	(1,663,914)	247,140	240,600
Income tax expense (benefit)	(439,547)	51,193	49,676
Net income (loss)	(1,224,367)	195,947	190,924
Preferred stock dividends of subsidiaries	915	915	915
Net income (loss) attributable to Hawaiian Electric	(1,225,282)	195,032	190,009
Preferred stock dividends of Hawaiian Electric	1,080	1,080	1,080
Net income (loss) for common stock	$(1,226,362)	$193,952	$188,929
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2024	2023	2022
(in thousands)
Net income (loss) for common stock	$(1,226,362)	$193,952	$188,929
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes of $22,780, $3,529 and $64,925 for 2024, 2023 and 2022, respectively	65,680	10,175	187,193
Adjustment for amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost, net of taxes of $(706), $(688) and $6,550 for 2024, 2023 and 2022, respectively	(2,035)	(1,983)	18,884
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(22,096), $(2,846), and $(69,345) for 2024, 2023 and 2022, respectively	(63,708)	(8,204)	(199,936)
Other comprehensive income (loss), net of taxes	(63)	(12)	6,141
Comprehensive income (loss) attributable to Hawaiian Electric Company, Inc.	$(1,226,425)	$193,940	$195,070
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2024	2023
(in thousands)
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,019	$52,098
Plant and equipment	8,421,501	8,232,810
Right-of-use assets - finance lease	447,101	342,174
Less accumulated depreciation	(3,326,624)	(3,197,514)
Construction in progress	365,709	320,223
Utility property, plant and equipment, net	5,959,706	5,749,791
Nonutility property, plant and equipment, less accumulated depreciation of $1 and $40 as of December 31, 2024 and 2023, respectively	2,792	6,942
Total property, plant and equipment, net	5,962,498	5,756,733
Current assets
Cash and cash equivalents	184,148	106,077
Restricted cash	—	2,000
Customer accounts receivable, net	199,898	244,309
Accrued unbilled revenues, net	178,721	185,644
Other accounts receivable, net	69,637	111,519
Fuel oil stock, at average cost	98,903	148,237
Materials and supplies, at average cost	118,466	114,433
Prepayments and other	151,220	58,491
Regulatory assets	53,895	68,453
Total current assets	1,054,888	1,039,163
Other long-term assets
Operating lease right-of-use-assets	59,281	71,877
Regulatory assets	227,424	226,351
Defined benefit pension and other postretirement benefit plans asset	108,819	67,568
Other	200,694	121,862
Total other long-term assets	596,218	487,658
Total assets	$7,613,604	$7,283,554
(Continued)

Consolidated Balance Sheets (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2024	2023
(in thousands)
Capitalization and liabilities
Capitalization (see Consolidated Statements of Capitalization)
Common stock equity	$1,156,955	$2,409,110
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 4)
Long-term debt, net	1,854,214	1,934,277
Total capitalization	3,045,462	4,377,680
Current liabilities
Current portion of operating lease liabilities	15,202	16,617
Current portion of long-term debt, net	47,000	—
Short-term borrowings from non-affiliate	48,623	—
Accounts payable	196,980	191,040
Interest and preferred dividends payable	21,536	22,882
Taxes accrued, including revenue taxes	272,001	291,942
Regulatory liabilities	26,568	36,559
Wildfire tort-related claims (Note 2)	478,750	75,000
Other	121,011	96,436
Total current liabilities	1,227,671	730,476
Deferred credits and other liabilities
Operating lease liabilities	49,135	62,098
Finance lease liabilities	425,625	330,978
Deferred income taxes	—	399,001
Regulatory liabilities	1,217,515	1,114,131
Unamortized tax credits	76,676	84,312
Defined benefit plans liability	6,428	60,671
Wildfire tort-related claims (Note 2)	1,436,250	—
Other	128,842	124,207
Total deferred credits and other liabilities	3,340,471	2,175,398
Total capitalization and liabilities	$7,613,604	$7,283,554
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2024	2023
(dollars in thousands, except par value)
Common stock equity
Common stock of $6 2/3 par value
Authorized: 50,000,000 shares. Outstanding: 17,854,278 shares
at December 31, 2024 and 2023	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	223,896	1,476,258
Additional paid-in capital	270	—
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,786	2,849
Common stock equity	$1,156,955	$2,409,110

Cumulative preferred stock not subject to mandatory redemption
Authorized: 5,000,000 shares of $20 par value and 7,000,000 shares of $100 par value.
Series	Par Value		Shares outstanding December 31, 2024 and 2023	2024	2023
(dollars in thousands, except par value and shares outstanding)
C-4.25%	$20	(Hawaiian Electric)	150,000	$3,000	$3,000
D-5.00%	20	(Hawaiian Electric)	50,000	1,000	1,000
E-5.00%	20	(Hawaiian Electric)	150,000	3,000	3,000
H-5.25%	20	(Hawaiian Electric)	250,000	5,000	5,000
I-5.00%	20	(Hawaiian Electric)	89,657	1,793	1,793
J-4.75%	20	(Hawaiian Electric)	250,000	5,000	5,000
K-4.65%	20	(Hawaiian Electric)	175,000	3,500	3,500
G-7.625%	100	(Hawaii Electric Light)	70,000	7,000	7,000
H-7.625%	100	(Maui Electric)	50,000	5,000	5,000
			1,234,657	34,293	34,293
(continued)

Consolidated Statements of Capitalization (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2024	2023
(in thousands)
Long-term debt
Obligations to the State of Hawaii for the repayment of Special Purpose Revenue Bonds (subsidiary obligations unconditionally guaranteed by Hawaiian Electric):
3.50%, Series 2019, due 2049	$80,000	$80,000
3.20%, Refunding series 2019, due 2039	150,000	150,000
3.10%, Refunding series 2017A, due 2026	125,000	125,000
4.00%, Refunding series 2017B, due 2037	140,000	140,000
3.25%, Refunding series 2015, due 2025	47,000	47,000
Total obligations to the State of Hawaii	$542,000	$542,000
Other long-term debt – unsecured:
Taxable senior notes:
6.11%, Series 2023A, due 2030	40,000	40,000
6.25%, Series 2023A and 2023B, due 2033	90,000	90,000
6.70%, Series 2023C, due 2053	20,000	20,000
3.70%, Series 2022A, due 2032	60,000	60,000
3.51%, Series 2020C and 2020E, due 2050	70,000	70,000
3.28%, Series 2020B and 2020D, due 2040	45,000	45,000
3.96%, Series 2020A, 2020B and 2020C, due 2050	50,000	50,000
3.31%, Series 2020A and 2020B, due 2030	110,000	110,000
4.21%, Series 2019A, due 2034	50,000	50,000
4.38%, Series 2018A, due 2028	67,500	67,500
4.53%, Series 2018B, due 2033	17,500	17,500
4.72%, Series 2018C, due 2048	15,000	15,000
4.31%, Series 2017A, due 2047	50,000	50,000
4.54%, Series 2016A, due 2046	40,000	40,000
5.23%, Series 2015A, due 2045	80,000	80,000
4.84%, Series 2013A, 2013B and 2013C, due 2027	100,000	100,000
5.65%, Series 2013B and 2013C, due 2043	70,000	70,000
4.72%, Series 2012D, due 2029	35,000	35,000
5.39%, Series 2012E, due 2042	150,000	150,000
4.53%, Series 2012F, due 2032	40,000	40,000
Total taxable senior notes	1,200,000	1,200,000
Revolving credit facility SOFR +1.80%, due 2026 and 2027	166,000	200,000
Total other long-term debt – unsecured	1,366,000	1,400,000
Total long-term debt	1,908,000	1,942,000
Less unamortized debt issuance costs	6,786	7,723
Less current portion long-term debt, net of unamortized debt issuance costs	47,000	—
Long-term debt, net	1,854,214	1,934,277
Total capitalization	$3,045,462	$4,377,680
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital stock	Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss)
(in thousands)	Shares	Amount					Total
Balance, December 31, 2021	17,753	$118,376	$798,526	$1,348,277	$—	$(3,280)	$2,261,899
Net income for common stock	—	—	—	188,929	—	—	188,929
Other comprehensive income, net of taxes	—	—	—	—	—	6,141	6,141
Issuance of common stock, net of expenses	101	672	12,429	—	—	—	13,101
Common stock dividends	—	—	—	(125,900)	—	—	(125,900)
Balance, December 31, 2022	17,854	119,048	810,955	1,411,306	—	2,861	2,344,170
Net income for common stock	—	—	—	193,952	—	—	193,952
Other comprehensive loss, net of taxes	—	—	—	—	—	(12)	(12)
Common stock dividends	—	—	—	(129,000)	—	—	(129,000)
Balance, December 31, 2023	17,854	119,048	810,955	1,476,258	—	2,849	2,409,110
Net loss for common stock	—	—	—	(1,226,362)	—	—	(1,226,362)
Other comprehensive loss, net of taxes	—	—	—	—	—	(63)	(63)
Common stock dividends	—	—	—	(26,000)	—	—	(26,000)
Additional paid-in capital	—	—	—	—	270	—	270
Balance, December 31, 2024	17,854	$119,048	$810,955	$223,896	$270	$2,786	$1,156,955
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2024	2023	2022
(in thousands)
Cash flows from operating activities
Net income (loss)	$(1,224,367)	$195,947	$190,924
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property, plant and equipment	251,142	243,705	235,424
Other amortization	31,828	26,490	25,320
Deferred income tax expense (benefit)	(481,624)	1,439	(41,415)
State refundable credit	(11,914)	(11,325)	(10,999)
Bad debt expense	4,720	8,161	6,027
Allowance for equity funds used during construction	(13,786)	(15,164)	(10,574)
Other	(6,311)	460	(139)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	88,376	(65,004)	(91,742)
Decrease (increase) in accrued unbilled revenues	7,561	(3,048)	(54,023)
Decrease (increase) in fuel oil stock	49,334	43,293	(87,452)
Increase in materials and supplies	(4,033)	(34,865)	(7,691)
Decrease (increase) in regulatory assets	(22,743)	(10,613)	34,600
Increase in regulatory liabilities	48,433	54,470	44,888
Increase in accounts payable	9,644	20,454	22,355
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(26,542)	1,878	103,198
Change in defined benefit pension and other postretirement benefit plans asset/liability	(9,218)	(8,186)	(4,828)
Increase in wildfire tort-related claims	1,840,000	75,000	—
Change in other assets and liabilities	(64,767)	(48,725)	(25,943)
Net cash provided by operating activities	465,733	474,367	327,930
Cash flows from investing activities
Capital expenditures	(329,479)	(438,775)	(329,457)
Other	11,848	6,176	5,372
Net cash used in investing activities	(317,631)	(432,599)	(324,085)
Cash flows from financing activities
Common stock dividends	(26,000)	(129,000)	(125,900)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock/capital contribution from parent	270	—	13,101
Proceeds from issuance of long-term debt	—	350,000	60,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(81,000)	(100,000)	(52,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	(87,967)	87,967
Proceeds from issuance of short-term debt	50,000	—	—
Payments of obligations under finance leases	(4,119)	(3,128)	(670)
Other	(9,187)	(843)	(364)
Net cash provided by (used in) financing activities	(72,031)	27,067	(19,861)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,071	68,835	(16,016)
Cash, cash equivalents and restricted cash, January 1	108,077	39,242	55,258
Cash, cash equivalents and restricted cash, December 31	184,148	108,077	39,242
Less: Restricted cash	—	(2,000)	—
Cash and cash equivalents, December 31	$184,148	$106,077	$39,242
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 · Summary of significant accounting policies

General
Hawaiian Electric Industries, Inc. (HEI) is a holding company with direct and indirect subsidiaries principally engaged in electric utility and non-regulated renewable/sustainable infrastructure businesses operating in the State of Hawaii. HEI owns Hawaiian Electric Company, Inc. (Hawaiian Electric), ASB Hawaii, Inc. (ASB Hawaii), GLST1, LLC (GLST1) and Pacific Current, LLC (Pacific Current).
Hawaiian Electric and its wholly owned operating subsidiaries, Hawaii Electric Light Company, Inc. (Hawaii Electric Light) and Maui Electric Company, Limited (Maui Electric), are regulated public electric utilities (collectively, the Utilities) in the business of generating, purchasing, transmitting, distributing and selling electric energy on all major islands in Hawaii other than Kauai. Hawaiian Electric also owns Renewable Hawaii, Inc. (RHI), and HE AR INTER LLC. See Note 3.
ASB Hawaii, is an intermediate holding company that previously owned American Savings Bank, F.S.B. (ASB), a federally chartered, full-service Hawaii community bank. In December 2024, ASB Hawaii sold ASB but currently retains a 9.9% noncontrolling investment in ASB. See Note 5.

GLST1 is a wholly owned subsidiary of Hawaiian Electric Industries, Inc. created for the specific purpose of holding HEI’s and Hawaiian Electric’s first liability installment payment pursuant to the settlement agreements to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires. See Note 2.

Pacific Current’s significant subsidiaries include Hamakua Energy, LLC (Hamakua Energy) whose sale to an unaffiliated third party is expected to close in March 2025, Mauo, LLC (Mauo), Kaʻieʻie Waho Company, LLC (Kaʻieʻie Waho) and Mahipapa, LLC (Mahipapa). See Note 3.
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
Material estimates that are particularly susceptible to significant change for HEI and its subsidiaries (collectively, the Company) include the amounts reported as fair value for pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities (Utilities only); and asset retirement obligations (Utilities only).
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
Sale of American Savings Bank, F.S.B.  As a result of a comprehensive review of strategic options of ASB, on December 30, 2024, HEI, ASB, and ASB Hawaii, a wholly owned subsidiary of HEI and ASB’s parent holding company, entered into investment agreements to sell 90.1% of the common stock of ASB to various investors, including certain ASB officers and directors of ASB while retaining a 9.9% noncontrolling ownership position. The sale transaction closed on December 31, 2024 and no investor acquired more than 9.9% of the common stock of ASB. The sale of ASB met the accounting requirements to be disclosed as discontinued operations. Accordingly, the results of ASB, including the loss on the ASB sale, are presented as discontinued operations in the consolidated statements of income and cash flows, and have been excluded from both continuing operations and segment results for all periods presented. Further, the assets and liabilities associated with ASB have been classified as discontinued operations in the Consolidated Balance Sheet as of December 31, 2023. Unless otherwise noted, reference within the following notes to consolidated financial statements exclude discontinued operations. See Note 5.
Investment in ASB. As a result of the ASB sale transaction on December 31, 2024, the Company retained a 9.9% noncontrolling ownership interest in ASB amounting to $44.6 million as of December 31, 2024, and is included in “Other noncurrent assets” on the Company’s Consolidated Balance Sheets. The Company has elected to subsequently measure its investment in ASB at cost minus impairment, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 321, Investments-Equity Securities. FASB ASC 321 allows an entity to measure investments in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment. On a quarterly basis, the Company is required to make a qualitative assessment of whether the investment is impaired.
Cash and cash equivalents.  The Company considers cash on hand, deposits in banks, money market accounts, certificates of deposit, short-term commercial paper of non-affiliates and liquid investments (with original maturities of three months or less) to be cash and cash equivalents.
Restricted cash. The Company considers cash held by trustees, related to non-recourse loans at Pacific Current subsidiaries, and cash held by GLST1, related to the first liability installment payment pursuant to the settlement agreements to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires, to be restricted cash. In addition, the Utilities consider funds on deposit with Wells Fargo, which represent collateral to secure company purchasing cards, to be restricted cash because these funds are available only to finance (or reimburse payment of) approved expenditures; however, as of December 31, 2024, such funds were released. At December 31, 2024 and 2023, total restricted cash of the Company was $492.3 million and $15.0 million, respectively, and for the Utilities was nil and $2.0 million, respectively. The Company’s restricted cash as of December 31, 2024 includes $478.8 million held by GLST1.
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
Depreciation.  Depreciation is computed primarily using the straight-line method over the estimated lives of the assets being depreciated. Electric utility plant additions in the current year are depreciated beginning January 1 of the following year in accordance with rate-making. Electric utility plant and Pacific Current generation assets have lives ranging from 16 to 51 years for production plant, from 10 to 79 years for transmission and distribution plant, and from 5 to 50 years for general plant. The Utilities’ composite annual depreciation rate, which includes a component for cost of removal, was 3.2% in 2024, 2023 and 2022.
Retirement benefits.  Pension and other postretirement benefit costs are charged primarily to expense and electric utility plant (in the case of the Utilities). Funding for the Company’s qualified pension plan (Plan) is based on actuarial assumptions adopted by the Pension Investment Committee administering the Plan. The participating employers contribute amounts to pension trust for the Plan in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA), including changes promulgated by the Pension Protection Act of 2006, and considering the deductibility of contributions under the Internal Revenue Code. The Company generally funds at least the net periodic pension cost during the year, subject to ERISA minimum and Internal Revenue Code limits and targeted funded status.
Certain health care and/or life insurance benefits are provided to eligible retired employees and the employees’ beneficiaries and covered dependents. The Company generally funds the net periodic postretirement benefit costs other than pension (except for executive life) for postretirement benefits other than pension (OPEB), while maximizing the use of the most tax-advantaged funding vehicles, subject to cash flow requirements and reviews of the funded status with the consulting actuary.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in fair value measurements may result in a reclassification between the fair value hierarchy levels and are recognized based on period-end balances.
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include asset retirement obligations (AROs).
Earnings per share (HEI only).  Basic earnings per share (EPS) and Basic EPS from continuing operations are computed by dividing net income for common stock and income from continuing operations for common stock, respectively, by the weighted-average number of common shares outstanding for the period. Diluted EPS and diluted EPS from continuing operations are computed similarly, except that dilutive common shares for stock compensation is added to the denominator. Since there is a net loss, there can be no potentially dilutive shares during the year ended December 31, 2024. As of December 31, 2023, the antidilutive effect of restricted stock units (RSUs) on 65,078 shares of common stock, was not included in the computation of diluted EPS. There were no shares of antidilutive securities outstanding during the year ended December 31, 2022.
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
Recent accounting pronouncements.
Segment Reporting. In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosure requirements of significant segment expenses. These amendments are effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. These amendments apply on a retrospective basis. The Company adopted this amendment as of December 31, 2024, which did not have a material impact on its disclosures.
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
Climate-related disclosures. In March 2024, the SEC issued final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (climate disclosure rules). The rules will require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. In addition, the rules require (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company’s plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The disclosure requirements will begin phasing in for annual periods beginning with calendar year 2025. In April 2024, the SEC voluntarily stayed implementation of its climate disclosure rules pending completion of judicial review by the Court of Appeals for the Eighth Circuit. The Company is currently monitoring developments with this final rule and evaluating its impact on the Company’s consolidated financial statements.
Reclassifications. Certain prior year amounts on the Consolidated Balance Sheet have been reclassified to conform to a classified balance sheet presentation. These prior year reclassifications include presenting current and noncurrent assets and liabilities. These reclassifications did not affect net income or shareholders’ equity for the years ended December 31, 2023.
Within the consolidated balance sheet for the prior period, wildfire tort-related claims amounts were reclassified from “Other current liabilities” to current “Wildfire tort-related claims” for the Company and the Utilities, and other postretirement benefit plan asset was reclassified from noncurrent “Other asset” to noncurrent “Defined benefit pension and other postretirement benefit plans asset” for the Utilities, to conform to the current year financial statement presentation. Also, consolidated statements of cash flows of prior year wildfire tort-related claims amounts were reclassified from “Change in other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets and liabilities” to “Increase in wildfire tort-related claims” for the Company and the Utilities to conform to the current year financial statement presentation. Reclassifications did not affect previously reported net income, retained earnings or net cash provided by operating activities.

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
Accounts receivable.  Accounts receivable are recorded at the invoiced amount. The Utilities generally assess a late payment charge on balances unpaid from the previous month. The allowance for doubtful accounts is the Utilities’ best estimate of the amount of expected credit losses in the Utilities’ existing accounts receivable. At December 31, 2024 and 2023, the allowance for customer accounts receivable, accrued unbilled revenues and other accounts receivable was $5.6 million and $4.6 million, respectively.
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
The weighted-average AFUDC rate was 7.3% in 2024, 7.2% in 2023 and 7.1% in 2022, and reflected quarterly compounding.
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
Restoration costs and recoveries. The Utilities are continuing restoration work to rebuild portions of the electric system in Lahaina to ensure safe and reliable power to all West Maui customers. Restoration efforts include the rebuilding of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

transmission and distribution lines along former routes in the Lahaina area with the installation of new interim steel and wood poles and electrical equipment. To date, power has been restored to all customers that were able to have power restored in Lahaina and the rest of West Maui.
On December 27, 2023, the Public Utilities Commission of the State of Hawaii (PUC) issued an order authorizing deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the Maui windstorm and wildfires. The deferred accounting treatment applies to certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of the base rates. The approval pertains only to deferred cost treatment; any cost recovery of deferred costs will be the subject of a separate application(s). On November 27, 2024, the Utilities filed a request with the PUC to extend the deferral accounting period to December 31, 2025, specifically limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement (see Note 6). On February 12, 2025, the PUC issued an order granting the Utilities’ request to extend. As of December 31, 2024, the Utilities have deferred $52.7 million of certain incremental costs related to the Maui windstorm and wildfires to a regulatory asset.
The Utilities are actively seeking recovery of damage to covered electrical infrastructure under their property insurance programs. The Utilities have submitted claims, received and recorded the insurance recoveries of $1 million in 2024; however, the timing and amount of any future insurance recoveries remain indeterminable at this time and as such, an insurance receivable has not been recorded as of the date of this filing. The Company’s property insurance has a total policy limit of $500 million with a $1 million retention for damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The Utilities believe capital expenditures related to restoration that are not covered by insurance will be managed under their current regulatory mechanisms, the recovery of which would be subject to PUC approval. As of December 31, 2024, the Company has $499 million of insurance coverage remaining under the property insurance policy.
Third-party claims and other proceedings.
Tort-related legal claims. As of February 14, 2025, HEI and the Utilities have each been named in approximately 783 lawsuits related to the Maui windstorm and wildfires. These civil and putative class action lawsuits are pending in the Maui Circuit Court against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively, tort-related legal claims). One putative class action is also pending in federal court. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to, the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, one lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. Defendants have asserted cross-claims against one another for indemnification, contribution, and subrogation.
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
On November 8, 2023, Hawaii Governor Josh Green announced the One ‘Ohana Initiative (the One ‘Ohana Initiative) as a collective path forward to recovery from the Maui windstorm and wildfires. The One ‘Ohana Initiative is a new humanitarian aid fund of $175 million, with the objective to compensate, in an expedited manner, those who have lost loved ones and those who have suffered severe injuries in the Maui windstorm and wildfires. The One ‘Ohana Initiative provides an alternative to a lengthy and expensive legal process. Beneficiaries who have lost loved ones are anticipated to receive payments of $1.5 million per decedent, and those who suffered severe injuries are expected to share in a specially allocated pool of compensation. In exchange for receiving such a payment, beneficiaries will be required to waive their ability to pursue legal claims for wrongful death and severe injuries, except if they seek compensation through the litigation settlement. Hawaiian Electric fully supports this humanitarian initiative and has contributed $75 million. The Governor announced that other parties, including the State of Hawaii, the County of Maui, and Kamehameha Schools have all agreed to contribute to the fund. Hawaiian Electric’s contribution to the Initiative was less than half of the total, and Hawaiian Electric's insurance carriers funded its share of the contributions to the fund. Hawaiian Electric’s contribution is reflective of its commitment to join with community partners to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

provide solutions to promote Maui’s recovery. Hawaiian Electric’s commitment to contribute to the One ‘Ohana Initiative is not an admission of guilt or reflection of fault or liability related to the wildfires. Under the One ‘Ohana Initiative, all claimants (except families of missing persons) were required to submit a completed registration form and registrants who meet the Fund’s eligibility requirements then were required to complete and submit a claim form. As of October 25, 2024, 36 claim forms were received that relate to death claims and 12 claim forms were received that relate to physical injury claims. The One ‘Ohana Initiative will retain its separate existence and claimants eligible will be required to apply to the One ‘Ohana Initiative before obtaining benefits from the litigation settlement.
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
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes $75 million previously contributed for the One ‘Ohana Initiative (a humanitarian aid fund to provide payments outside of litigation to the beneficiaries of those who died, as well as compensation for personal injury damages). The total settlement amount is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. HEI and Hawaiian Electric must pay such amounts in four equal annual installments of approximately $479 million, with the first installment expected to be made no earlier than the fourth quarter of 2025. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. HEI transferred the amount of the first payment, $479 million, into a new subsidiary, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which $3.5 million was accrued as of December 31, 2024 based on the best estimate at that time.
The Settlement Agreements are intended to resolve all of the tort-related legal claims related to the Maui windstorm and wildfires. The Class Settlement Agreement provides releases by plaintiffs to the defendants, and among defendants, for acts and omissions relating to the Maui windstorm and wildfires. The Individual Settlement Agreement provides that individual plaintiffs who elect to accept the settlement will sign releases. The releases in the Settlement Agreements, including those among defendants (subject to certain conditions), are effective on the initial payment due date. The Settlement Agreements also provide that $500 million of the total settlement payments will be reserved and made available to defendants to defray the cost to resolve any claims brought by plaintiffs who do not release claims as part of the settlements. Defendants have the right to terminate the Settlement Agreements under certain circumstances, including if more than specified thresholds of plaintiffs choose not to participate in the settlement.
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
The Settlement Agreements do not resolve claims with insurers who have asserted subrogation claims in separate lawsuits, and such insurers are not parties to the Settlement Agreements. However, the Settlement Agreements provide that all subrogation claims by insurers that have been or could be brought against defendants arising out of the Maui windstorm and wildfires must be resolved in order for HEI and Hawaiian Electric’s payment obligation to arise. The Settlement Agreements include a condition to the defendants’ obligations providing that by May 19, 2025, either (a) insurers that have brought claims arising out of the Maui windstorm and wildfires enter into a written agreement that provides for releases of all claims against the defendants, or (b) that there is a final and unappealable court order providing that if the final definitive agreement between the plaintiffs and the defendants becomes effective, then those same insurers’ exclusive remedy for any claims against the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

defendants would be limited to asserting liens against the settlement amounts obtained by the individual plaintiffs. On February 6, 2025, after briefing was complete, the Supreme Court of Hawaii heard argument on three reserved questions regarding the scope of Hawaii subrogation law concerning the condition described in this paragraph in the manner described in (b) above. On February 10, 2025, the Hawaii Supreme Court issued an order regarding the reserved questions providing that, once the settlement becomes final, the exclusive remedy for insurers seeking to recover amounts paid to settling plaintiffs is to assert liens against their policyholders pursuant to HRS 663-10. The Hawaii Supreme Court is expected to issue a written opinion providing further detail on its decision in the coming weeks.
HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on HEI’s and the Utilities’ Consolidated Balance Sheets. The Settlement Agreements contain no admission of any liability by HEI or the Utilities and reflect the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities have recorded an additional $40 million in “Accounts receivable and unbilled revenues, net” and “Other accounts receivable, net” on HEI’s and the Utilities’ Consolidated Balance Sheets, respectively, as of December 31, 2024, based on the amounts expected to be remaining under the applicate insurance policies at time of settlement payment.
As part of the agreement in principle preceding the Settlement Agreements, the parties agreed to vacate all trial dates and stay the litigation, except for (i) litigation activities between the plaintiffs (individual and class) and the subrogation insurers and (ii) actions taken to further settlement. On August 2, 2024, the Maui Circuit Court overseeing the Special Proceeding, in which most of the actions have been coordinated, vacated the trial dates that previously had been set. Accordingly, no trial dates are currently set in any action. On October 21, 2024, the three subrogation actions that had been pending in the Oahu Circuit Court were transferred to the Maui Circuit Court. On December 9, 2024, the Maui Circuit Court entered an order staying the three subrogation actions, and permitting the parties to request a status conference to discuss next steps within 14 days of a decision by the Hawaii Supreme Court on the reserved questions.
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
Securities class action and shareholder lawsuits. On August 24, 2023, a putative securities class action captioned Bhangal v. Hawaiian Electric Industries, Inc., et al., No.: 3:23-cv-04332-JSC (the Securities Action) was filed in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 promulgated thereunder against HEI and certain of its current and former officers (collectively, Defendants), and Section 20(a) of the Exchange Act against certain of HEI’s current and former officers. Plaintiff broadly alleges that Defendants made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiff seeks unspecified monetary damages. On December 7, 2023, the court appointed Daniel Warren as lead plaintiff and Pomerantz LLP as lead plaintiff’s counsel. On March 8, 2024, the lead plaintiff filed an amended complaint. On October 15, 2024, the court granted defendants’ motion to dismiss the amended complaint, with leave to amend. On November 12, 2024, the lead plaintiff filed a second amended complaint. The Company anticipates filing a motion to dismiss the second amended complaint and intends to vigorously defend against this action. An unsuccessful mediation was held on January 22, 2025. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company does not believe that a loss is probable and any possible loss or range of loss is not reasonably estimable.
On September 11, 2023, a putative shareholder derivative action captioned Rice v. Connors, et al., No. 1CCV-23-0001181 was filed in the Circuit Court of the First Circuit, State of Hawaii. On December 6, 2023, the case was removed to the United States District Court for the District of Hawaii and captioned Rice v. Connors, et al., No. 1:23-cv-00577-JAO-BMK. On March 14, 2024, the United States District Court remanded the case to the Circuit Court of the First Circuit, State of Hawaii. This action is purportedly brought by a shareholder on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiff asserts Hawaii state law breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, and aiding and abetting breach of fiduciary duty claims allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain of the Company’s prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

public disclosures. Plaintiff seeks, on behalf of HEI and Hawaiian Electric, compensatory and punitive damages, restitution, disgorgement, and equitable relief in the form of changes to corporate governance, policies and culture. HEI has moved to stay the proceeding pending resolution of the tort-related legal claims and the Securities Action. A hearing on the motion to stay is set for March 5, 2025. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. An unsuccessful mediation was held on January 22, 2025. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
On November 6, 2024, a putative shareholder derivative action captioned Hamilton v. Lau, et al., No. 1CCV-24-0001595 was filed in the Circuit Court of the First Circuit, State of Hawaii (the “Hamilton Action”). This action is purportedly brought by a shareholder on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiff asserts Hawaii state law breach of fiduciary duty, unjust enrichment, aiding and abetting breaches of fiduciary duty, and corporate waste claims allegedly arising in connection with the Maui windstorm and wildfires that occurred on in August 2023 and certain of HEI’s prior public disclosures. Plaintiff seeks, on behalf of HEI and Hawaiian Electric, compensatory and punitive damages, restitution and equitable relief in the form of changes to HEI’s corporate governance, policies and culture. While the Company has certain obligations to indemnify and/or advance the individual defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. An unsuccessful mediation was held on January 22, 2025. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Three putative shareholder derivative actions were filed in the United States District Court for the Northern District of California between December 26, 2023 and February 8, 2024, including:
Kallaus v. Johns, et al., No. 3:23-cv-06627 (the Kallaus Action), Cole v. Johns, et al., No. 3:24-cv-00598 (the Cole Action), and Tai v. Seu, et al., No. 3:24-cv-01198 (the Tai Action). On March 19, 2024, upon stipulation by the parties, the court consolidated the Kallaus Action, the Cole Action, and the Tai Action under the caption In Re Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Derivative Litigation, No. 3:23-cv-06627 (the Consolidated Derivative Actions). On June 19, 2024, Plaintiffs filed a consolidated amended complaint. The Consolidated Derivative Actions are purportedly brought by shareholders of HEI on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs purport to assert both Hawaii state law and federal securities law claims. Plaintiffs assert state law breach of fiduciary duty, corporate waste, unjust enrichment, gross mismanagement, and abuse of control claims purportedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiffs also assert claims under Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and generally allege that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. Plaintiffs seek, on behalf of HEI and Hawaiian Electric, unspecified monetary and punitive damages, disgorgement, and other relief. HEI moved to stay the Consolidated Derivative Actions pending resolution of the tort-related legal claims and the Securities Action, and also moved to dismiss the consolidated amended complaint for failing to adequately allege that the Board’s refusal of the plaintiffs’ demands was wrongful. Hawaii state court plaintiff Christina Rice (see above) filed a motion to intervene in this action for the limited purpose of seeking dismissal, or alternatively a stay, of this action in favor of the Hawaii state court derivative action she filed. Hawaii federal court plaintiffs George Assad and Robert Faris (see below) also filed a motion to intervene in this action for the limited purpose of seeking dismissal, or alternatively a stay, of this action in favor of a separate Hawaii federal court derivative action they filed. The court deferred the hearing on the Company’s motions to stay and dismiss, Rice’s motion to intervene, and Assad’s and Faris’s motion to intervene pending a mediation on January 22, 2025, which was unsuccessful. On January 30, 2025, the Court granted the plaintiffs’ request to voluntarily dismiss the case so that they could refile the action in Hawaii. As a result, the Court did not rule on the Company’s pending motion to dismiss or motion to stay. While the Company has certain obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the Consolidated Derivative Actions should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Two putative shareholder derivative actions were filed in the United States District Court for the District of Hawaii between April 8, 2024 and June 8, 2024, including:
Assad v. Seu, et al., No. 1:24-cv-00164 (the Assad Action), and Faris v. Seu, et al., No. 1:24-cv-00247 (the Faris Action). On July 3, 2024, upon stipulation by the parties, the court consolidated the Assad Action and Faris Action under the caption In Re Hawaiian Electric Industries, Inc., Stockholder Derivative Litigation, No. 1:24-cv-00164 (the Hawaii Federal Derivative Actions). Both actions are purportedly brought by shareholders on behalf of nominal defendant HEI and against certain current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and former officers and directors of HEI and Hawaiian Electric. Plaintiffs purport to assert Hawaii state law claims for breach of fiduciary duty, corporate waste, and unjust enrichment allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiffs generally allege that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. Plaintiffs seek, on behalf of HEI, compensatory damages, restitution, disgorgement, injunctive relief, and equitable relief, including in the form of changes to HEI’s corporate governance policies and procedures. On July 30, 2024, upon HEI’s motion, the court stayed the Hawaii Federal Derivative Actions pending resolution of the motion to dismiss the Securities Action and the motions to stay and dismiss the Consolidated Derivative Actions. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. A mediation was held on
January 22, 2025. The parties did not reach a settlement on that date. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance and $25 million of miscellaneous professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $1.0 million, respectively, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of December 31, 2024, the Company’s and Utilities’ insurance receivable totaled $57 million and $55 million, respectively, under the policies. As of December 31, 2024, HEI and its subsidiaries have approximately $13 million, nil and $122 million of insurance coverage remaining under the excess liability, miscellaneous professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable as of year-end.
See table below for the incremental expenses related to the Maui windstorm and wildfires.

	Year ended December 31, 2024		Year ended December 31, 2023
(in thousands)	Electric utility	HEI Consolidated[2]	Electric utility	HEI Consolidated[2]
Maui windstorm and wildfires related expenses:
Legal expenses	$51,406	$69,779	$24,737	$33,969
Wildfire tort-related claims	1,915,000	1,915,000	75,000	75,000
Other expense	52,421	61,251	15,071	18,143
Total Maui windstorm and wildfires related expenses	2,018,827	2,046,030	114,808	127,112
Insurance recoveries	(85,781)	(94,699)	(98,613)	(104,580)
Deferral treatment approved by the PUC[1]	(37,960)	(37,960)	(14,692)	(14,692)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,895,086	$1,913,371	$1,503	$7,840
1    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires. Amounts were reclassified to a regulatory asset.
2    Excludes expenses related to discontinued operations amounting to $1.3 million and $11.3 million for the years ended December 31, 2024 and 2023, respectively.
On May 4, 2024, HEI and the Utilities reached an agreement to settle indemnification claims asserted by the State of Hawaii without any admission of fault or responsibility. Under the terms of the agreement, HEI and the Utilities agreed to contribute up to $18.4 million through the end of 2024 related to the costs of the professional advisors engaged by the State of Hawaii to advise on a variety of matters related to the Maui windstorm and wildfires. Under certain circumstances, HEI and the Utilities have the unilateral right to terminate the agreement and stop paying the costs for future periods. As of December 31, 2024, a total of $18.4 million of such costs were accrued and reflected in Maui windstorm and wildfires related expenses-Other expense in the table above.
In addition, the Utilities incurred $8.7 million and $18.0 million of total capital costs related to the Maui windstorm and wildfires in 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 · Segment financial information
Reportable segments are strategic business units of the Company that offer different products and services and operate in different regulatory environments. Prior to December 31, 2024, the Company operated and reported on two reportable segments: Electric utility and bank. On December 31, 2024, the Company sold 90.1% of ASB (previously, the bank reportable segment) and presented its results as discontinued operations for all periods presented. Accordingly, the bank reportable segment has been eliminated and the segment information presented herein excludes the results of ASB for all periods presented. All comparable information for the historical periods has been recast to reflect the impact of these changes. The Company now operates and reports on one reportable segment: Electric utility. HEI and its other subsidiaries which are not reportable segments are grouped and reported as an “All Other” non-reportable segment.
The accounting policies of the segments are the same as those described for the Company in the summary of significant accounting policies, except as otherwise indicated and except that federal and state income taxes for each segment are calculated on a “stand-alone” basis. The Company’s chief operating decision makers (CODM) evaluate segment performance based on net income. Each segment accounts for intersegment sales and transfers as if the sales and transfers were to third parties (i.e., at current market prices). Intersegment revenues consist primarily of Hamakua Energy electricity revenues, interest and preferred stock dividends.
HEI’s CODM is its Chief Executive Officer. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segments or into other parts of the entity, such as for acquisitions or to pay dividends. The CODM considers inputs from a variety of sources including the Chief Financial Officer, the General Counsel and presidents of operating units. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to HEI’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The segment level information that is regularly provided to the CODM does not include expense categories other than depreciation and amortization, interest expense, and income taxes.

Electric utility
Hawaiian Electric and its wholly owned operating subsidiaries, Hawaii Electric Light and Maui Electric, are public electric utilities in the business of generating, purchasing, transmitting, distributing and selling electric energy on all major islands in Hawaii other than Kauai, and are regulated by the PUC. Hawaiian Electric, Hawaii Electric Light, and Maui Electric are aggregated within the electric utility segment because they: (1) are involved in the business of supplying electric energy in the same geographical location (i.e., the State of Hawaii), (2) have similar production processes that comprise electric generation, (3) serve similar customers within their franchise territories (e.g., residential, commercial and industrial customers), (4) use similar electric grids to distribute the energy to their customers, (5) are regulated by the PUC and undergo similar rate-making processes, (6) have similar economic characteristics and (7) perform financial reporting oversight and management of the business at the consolidated level. Hawaiian Electric also owns the following nonregulated subsidiaries: Renewable Hawaii, Inc. (RHI), which was formed to invest in renewable energy projects; HE AR INTER LLC (HE AR INTER), which was formed to pursue financing through a secured asset-based (accounts receivable) credit facility. Both RHI and HE AR INTER are included within electric utility segment information provided to the CODMs.
Hawaiian Electric has determined that its CODMs are the Chief Executive Officer and Chief Financial Officer. Net income variance analysis is regularly provided to CODMs and it is used to monitor budget as well as measuring against performance to the same period in the previous year. The CODMs measure the segment performance based on the Hawaiian Electric consolidated net income and segment net income of Hawaii Electric Light and Maui Electric to make decisions to allocate resources. Hawaiian Electric concluded that all of the expense categories for its single reportable segment included in the Consolidated Statement of Income for Hawaiian Electric are the expense categories regularly provided to the CODMs and are significant.

All Other
“All Other” includes amounts for the holding companies (HEI and ASB Hawaii), GLST1, and Pacific Current and its subsidiaries and do not meet the definition of reportable segments.
ASB Hawaii. ASB Hawaii was formed in 1988 and served as the holding company for ASB prior to its sale on December 31, 2024. ASB Hawaii still retains a 9.9% noncontrolling investment in ASB.
GLST1. GLST1 was formed in 2024 for the specific purpose of holding HEI’s and Hawaiian Electric’s first liability installment payment pursuant to the settlement agreements to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
7.5-MW renewable, firm dispatchable closed-loop biomass-to-energy facility. In 2022, Mahipapa acquired a 7.5-MW renewable, firm dispatchable closed-loop biomass-to-energy facility on Kauai. Kauai Island Utility Cooperative purchases all of the power generated by the system under a PPA that expires in January 2036.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Electric utility reportable segment and All Other information were as follows:

(in thousands)	Electric utility	All Other	Total
2024
Revenues	$3,206,700	$13,150	$3,219,850
Depreciation and amortization	282,970	10,563	293,533
Interest income	6,633	12,729	19,362
Interest expense, net	82,082	45,125	127,207
Loss from continuing operations before income taxes	(1,663,914)	(127,681)	(1,791,595)
Income tax benefit	(439,547)	(31,415)	(470,962)
Loss from continuing operations	(1,224,367)	(96,266)	(1,320,633)
Preferred stock dividends of subsidiaries	1,995	(105)	1,890
Loss from continuing operations for common stock	(1,226,362)	(96,161)	(1,322,523)
Capital expenditures[1]	329,479	14,772	344,251
Assets (at December 31, 2024)	7,613,604	1,317,812	8,931,416
2023
Revenues	$3,269,521	$17,982	$3,287,503
Depreciation and amortization	270,195	12,111	282,306
Interest income	6,454	2,651	9,105
Interest expense, net	86,140	39,392	125,532
Income (loss) from continuing operations before income taxes	247,140	(64,840)	182,300
Income tax expense (benefit)	51,193	(16,659)	34,534
Income (loss) from continuing operations	195,947	(48,181)	147,766
Preferred stock dividends of subsidiaries	1,995	(105)	1,890
Income (loss) from continuing operations for common stock	193,952	(48,076)	145,876
Capital expenditures[1]	438,775	3,952	442,727
Assets (at December 31, 2023)	7,283,554	393,818	7,677,372
2022
Revenues from external customers	$3,408,583	$12,334	$3,420,917
Intersegment revenues (eliminations)	4	(4)	—
Revenues	3,408,587	12,330	3,420,917
Depreciation and amortization	260,744	9,661	270,405
Interest expense, net	76,416	26,986	103,402
Income (loss) from continuing operations before income taxes	240,600	(38,646)	201,954
Income tax expense (benefit)	49,676	(10,761)	38,915
Income (loss) from continuing operations	190,924	(27,885)	163,039
Preferred stock dividends of subsidiaries	1,995	(105)	1,890
Income (loss) from continuing operations for common stock	188,929	(27,780)	161,149
Capital expenditures[1]	329,457	9,876	339,333
1    Contributions in aid of construction balances are included in capital expenditures.
Intercompany electricity sales of the Utilities to HEI and its other subsidiaries are not eliminated because those entities would need to purchase electricity from another source if it were not provided by the Utilities and the revenue and profit on such sales is nominal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation (see “related-party transactions” in Note 4).
Impairment of long-lived assets. HEI and Pacific Current have been undertaking a comprehensive review of strategic options for certain assets of Pacific Current. During the course of this process, in the third quarter of 2024, HEI and Pacific Current had determined it is more-likely-than-not that the long-lived assets of Pacific Current will be sold significantly before the end of their previously estimated useful life and that the fair value of certain long-lived assets of Pacific Current, currently classified as held-and-used, are less than its carrying value. After performing a recoverability test of these assets, Pacific Current determined a portion of these long-lived assets of Pacific Current were not recoverable and therefore impaired. As a result, HEI and Pacific Current recorded a pretax asset impairment charge of $35.2 million in the third quarter of 2024. The impairment charge is recorded in “Other Expenses” in the Company’s Consolidated Statements of Income.
Sale of Hamakua Holdings, LLC. As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, on February 7, 2025, Pacific Current entered into a Securities Purchase Agreement to sell all the membership interests in Hamakua Holdings, LLC, a wholly owned subsidiary of Pacific Current, to an unaffiliated third party for cash consideration to be determined under the provisions of the agreement. Hamakua Holdings, LLC has two wholly-owned subsidiaries: Hamakua Energy, LLC, which owns a 60-MW combined cycle power plant that sells power to Hawaii Electric Light under an existing power purchase agreement, and HAESP, LLC (created in connection with the current on-going Stage 3 RFP process). Upon closing, both Hamakua Energy and HAESP, LLC as wholly-owned subsidiaries of Hamakua Holdings will no longer be owned by Pacific Current. The close of the transaction is subject to the satisfaction of certain customary closing conditions and is expected to be finalized in March 2025. The sale transaction is not expected to have a material impact to the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 · Electric utility segment
Regulatory assets and liabilities.  The Utilities record regulatory assets and liabilities when they are deemed probable of recovery from or refund to customers. Determining probability requires significant judgment by management and includes considerations of regulatory orders, proposed regulatory treatment, strength of the applications and other available evidence. Regulatory assets represent deferred costs and accrued decoupling revenues which are expected to be recovered through rates over PUC-authorized periods. Generally, the Utilities do not earn a return on their regulatory assets; however, they have been allowed to recover interest on certain regulatory assets and to include certain regulatory assets in rate base. Regulatory liabilities represent amounts included in rates and collected from ratepayers for costs expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. For example, the regulatory liability for cost of removal in excess of salvage value represents amounts that have been collected from ratepayers for costs that are expected to be incurred in the future to retire a utility plant. Generally, the Utilities include regulatory liabilities in rate base or are required to apply interest to certain regulatory liabilities. In the table below, noted in parentheses are the original PUC authorized amortization or recovery periods and, if different, the remaining amortization or recovery periods as of December 31, 2024 are noted.
Regulatory assets were as follows:

December 31	2024	2023
(in thousands)
Income taxes (1-35 years)	$81,102	$81,620
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	13,755	70,616
Maui windstorm and wildfire related costs (to be determined by PUC)	52,652	14,692
Retirement of generating units (10 years)	40,953	29,930
Right-Of-Use (ROU) assets (25 years remaining)	19,105	9,067
ECRC/PPAC (1 year)	17,418	24,691
Vacation earned, but not yet taken (1 year)	13,950	14,585
Decoupling revenue balancing account and RAM (1 year)	9,829	19,002
Performance Incentive Mechanisms (PIMs) (1 year)	6,783	2,923
COVID-19 related costs (3 years)	6,715	8,715
Other (1-35 years remaining)	19,057	18,963
Total regulatory assets	$281,319	$294,804
Included in:
Current assets	$53,895	$68,453
Long-term assets	227,424	226,351
Total regulatory assets	$281,319	$294,804

Regulatory liabilities were as follows:

December 31	2024	2023
(in thousands)
Cost of removal in excess of salvage value (1-79 years)	$601,741	$591,298
Income taxes (1-35 years)	292,036	303,225
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	279,553	171,421
Solar tax credits (1-17 years)	46,661	49,507
Enterprise Resource Planning (ERP) Benefits (to be determined by PUC)	12,549	12,409
Decoupling revenue balancing account and RAM (1 year)	5,498	5,995
ECRC/PPAC (1 year)	4,296	15,169
Other (1 year remaining)	1,749	1,666
Total regulatory liabilities	$1,244,083	$1,150,690
Included in:
Current liabilities	$26,568	$36,559
Long-term liabilities	1,217,515	1,114,131
Total regulatory liabilities	$1,244,083	$1,150,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The regulatory asset and liability relating to retirement benefit plans was recorded as a result of pension and OPEB tracking mechanisms adopted by the PUC in rate case decisions for the Utilities in 2007 (see Note 11).
Regulatory asset related to retirement of generating units.
Honolulu generating units 8 and 9. On December 22, 2023, the PUC issued a decision and order approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Honolulu units 8 and 9 assets that retired on December 31, 2023, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of December 31, 2024, the Utilities have recorded $26.7 million in regulatory assets for the remaining net book value of Honolulu generating units 8 and 9.
Waiau generating units 3 and 4. On September 30, 2024, the PUC issued a decision and order approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Waiau units 3 and 4 assets that retired on December 31, 2024, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of December 31, 2024, the Utilities have recorded $14.3 million in regulatory assets for the remaining net book value of Waiau generating units 3 and 4.
Regulatory assets for Maui windstorm and wildfires related costs. On December 27, 2023, the PUC issued an order authorizing deferred accounting treatment for the Utilities’ incremental non-labor expenses under specific cost categories related to the August 2023 Maui windstorm and wildfires. The deferred accounting treatment authorized, applied to certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of base rates.
As of December 31, 2024, the Utilities have recorded $52.7 million in regulatory assets for the incremental costs incurred related to the Maui windstorm and wildfires event.
On November 27, 2024, the Utilities filed a request with the PUC to extend the deferral accounting period to December 31, 2025, specifically limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement (see Note 6). On February 12, 2025, the PUC issued an order granting the Utilities’ request to extend.
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
As of December 31, 2024, the Utilities’ regulatory liability was $12.5 million ($1.2 million for Hawaiian Electric, $4.5 million for Hawaii Electric Light and $6.8 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) report on the achieved benefits savings.
Regulatory assets for COVID-19 related costs. On December 29, 2023, the PUC issued a decision and order (December 2023 D&O) approving the Utilities’ request to recover the COVID-19 related deferred costs up to $8.8 million evenly over a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
three-year recovery period from 2024 through 2026 through the Z-factor in the ARA. Following the Utilities’ motion for clarification or in the alternative partial reconsideration of the December 2023 D&O, on February 27, 2024, the PUC issued an order clarifying the December 2023 D&O and approving, among other things, the Utilities’ requests to base the recovery on the recorded balances as of December 31, 2023 and to modify the recovery period to begin June 1, 2024 and end May 31, 2027. As of December 31, 2024, the Utilities have recorded $6.7 million in regulatory assets for deferral of COVID-19 related costs.
Regulatory assets for suspension of disconnections related costs. Based on circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, including the Utilities, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through April 5, 2025 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to HRS Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of December 31, 2024, the Utilities have recorded $2.8 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Major customers.  The Utilities received 11% ($369 million), 12% ($376 million) and 12% ($393 million) of their operating revenues from the sale of electricity to various federal government agencies in 2024, 2023 and 2022, respectively.
Cumulative preferred stock. The following series of cumulative preferred stock are redeemable only at the option of the respective company at the following prices in the event of voluntary liquidation or redemption:

December 31, 2024	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100
Hawaiian Electric is obligated to make dividend, redemption and liquidation payments on the preferred stock of each of its subsidiaries if the respective subsidiary is unable to make such payments, but this obligation is subordinated to Hawaiian Electric’s obligation to make payments on its own preferred stock.
Related-party transactions. HEI charged the Utilities $5.5 million, $5.2 million and $5.6 million for general management and administrative services in 2024, 2023 and 2022, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
In 2024, 2023 and 2022, Hamakua Energy (an indirect subsidiary of HEI) sold energy and capacity to Hawaii Electric Light (subsidiary of Hawaiian Electric and indirect subsidiary of HEI) under a power purchase agreement (PPA) in the amount of $35 million, $71 million and $66 million, respectively.
Hawaiian Electric’s short-term borrowings from HEI totaled nil at December 31, 2024 and 2023. Borrowings among the Utilities are eliminated in consolidation. Interest charged by HEI to Hawaiian Electric was nil for the years ended December 31, 2024 and 2023.
Consolidated variable interest entities. The HE AR INTER LLC and its direct subsidiary, HE AR BRWR LLC, (collectively, the SPEs) are bankruptcy remote, direct and indirect wholly owned subsidiaries of the Utilities. Pursuant to the asset-based lending facility (ABL Facility) credit agreement, the Utilities sells certain accounts receivable to the SPEs as collateral, which in turn, obtain financing from financial institutions. As of December 31, 2024, the ABL Facility remains undrawn and the SPEs have $324.7 million of net accounts receivable, included in “Customer accounts receivable, net”, and “Accrued unbilled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
revenues, net”, on the Utilities’ Consolidated Balance Sheet and “Accounts receivable and unbilled revenues, net”, on the Company’s Consolidated Balance Sheet.
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
Power purchase agreements.  As of December 31, 2024, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa) and Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the two IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa and Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the two IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa and Hamakua Energy in its consolidated financial statements. However, Hamakua Energy is an indirect subsidiary of Pacific Current and is consolidated in HEI’s consolidated financial statements.
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
August 2023 Maui windstorm and wildfires. See Note 2.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in the termination of the original PPA. Following the termination, Hu Honua filed a lawsuit in the U.S. District Court for the District of Hawaii. The parties reached a settlement that was conditioned on the PUC’s timely, non-appealable final approval of an amended and restated PPA dated May 9, 2017. On May 23, 2022, following a contested case hearing, the PUC issued a decision and order denying the amended and restated PPA, based on, among other things, findings that: (1) the project will result in significant greenhouse gas (GHG)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
emissions, (2) Hu Honua’s proposed carbon commitment to sequester more GHG emissions than produced by the project are speculative and unsupported, (3) the amended and restated PPA is likely to result in high costs to customers through its relatively high cost of electricity and through potential displacement of other, lower cost, renewable resources, and (4) based on the foregoing, approving the amended and restated PPA is not prudent or in the public interest. On June 2, 2022, Hawaii Electric Light and Hu Honua filed their separate motions for reconsideration, which were denied by the PUC on June 24, 2022. On June 29, 2022, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s May 23, 2022 decision and order denying the amended and restated PPA. On March 13, 2023, the Hawaii Supreme Court affirmed the PUC’s decision denying the amended and restated PPA between Hu Honua and Hawaii Electric Light and entered its judgment on appeal on April 12, 2023. On June 7, 2023, Hu Honua filed a status report with the U.S. District Court for the District of Hawaii, stating, among other things, that because settlement of the underlying federal lawsuit was contingent on timely, non-appealable, final approval of the amended and restated PPA by the PUC, that the Hawaii Supreme Court’s opinion made fulfillment of the condition impossible, and therefore the settlement agreement between the Hawaiian Electric defendants (HEI, Hawaiian Electric, and Hawaii Electric Light) and Hu Honua is null and void and of no further effect. On November 16, 2023, Hu Honua filed its Motion for Leave to File Third Amended and Supplemental Complaint and for Permissive Joinder with the U.S. District Court for the District of Hawaii, asking the court to grant it leave to file a Third Amended and Supplemental Complaint, which would amend its claims and add three new proposed defendants. The hearing on this motion took place on February 14, 2024. The court issued a decision and order on the motion on April 2, 2024, which was consistent with Hawaii Electric Light's position, only allowing amendments that were agreed to and not allowing Hu Honua to add new claims or parties, effectively leaving Hu Honua with its previously-pled breach of contract and antitrust claims. Hu Honua filed its objection to the order on April 16, 2024 and the Hawaiian Electric defendants filed their response to the objection on April 30, 2024. A hearing on Hu Honua’s objection took place on July 30, 2024. On September 12, 2024, the court issued its decision affirming the April 2, 2024 order. Hu Honua filed its Third Amended and Supplemental Complaint on October 25, 2024, and after discussion with the Hawaiian Electric defendants and the court, filed its Amended Third Amended and Supplemental Complaint on December 3, 2024. The Hawaiian Electric defendants filed their Motion to Compel Arbitration on the contract claims and Motion to Dismiss the antitrust claims on January 7, 2025, and the matter is set for hearing on March 31, 2025.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.5 million as of December 31, 2024, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2024, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.5 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Endangered Species Act (ESA). The Utilities received a 60-day Notice under the federal Endangered Species Act, from Earthjustice on behalf of the American Bird Conservancy and Conservation Council for Hawaii (Conservation Groups) in January 2024. The 60-day Notice (Notice) is the pre-cursor to a citizen’s suit under the Endangered Species Act. The Notice alleges that the Utilities are out of compliance with the Act due to alleged impacts on endangered seabirds caused by the Utilities’ powerlines, street lights and facility lights on Maui and Lanai. At the time the Notice was served, the Utilities were already in the process of drafting a Habitat Conservation Plan (HCP) with respect to the powerlines and will be applying for associated state and federal take/license permits. Notwithstanding, the Notice asserts that the scope of the HCP should be broader and additional interim measures are necessary while the HCP and related permits are pending. After negotiations among the parties a complaint was filed on November 12, 2024, regarding the powerlines and on December 11, 2024, the Court approved a settlement agreement. Pursuant to that agreement the Utilities will continue the HCP process and take specific actions to minimize and mitigate the potential impact of the Utilities’ powerlines while the document is being prepared. The agreement also contains additional requirements that include coordination with the Conservation Groups with various aspects of the HCP and powerline operations, and continuing the Utilities’ commitment to a species mitigation project with University of Hawaii Foundation to monitor, protect and increase the population of Hawaiian Petrels. The street and facility lights aspect of the Notice was not resolved and a second complaint was filed on November 19, 2024 that includes the County of Maui as a party. At this time, the parties are engaging in settlement discussions and the Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
Commitments.
Purchase commitments. As of December 31, 2024, the Utilities’ estimated future minimum payments pursuant to purchase obligations related to material contracts for the following five years and thereafter are as follows:

	Payments Due
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Firm capacity PPAs	$75	$75	$75	$70	$70	$225	$590
Renewable dispatchable generation plus energy storage and energy storage PPAs	77	77	77	77	77	1,174	1,559
Other renewable PPA	—	1	4	4	4	69	82
Fuel transportation	7	7	2	—	—	—	16
Total	$159	$160	$158	$151	$151	$1,468	$2,247
Firm capacity PPAs. The Utilities are committed to purchase from four firm capacity PPAs for a total of 368.7 megawatts (MW) of firm capacity, which expire at various dates through 2033.
Renewable dispatchable generation plug energy storage and energy storage PPAs. The Utilities also have long-term renewable PPAs with IPPs from the issuances of Stage 1 and 2 request for proposals in 2018 and 2019, respectively. The Utilities have additional annual payments of $28 million when three projects began commercial operations in 2024. As of December 31, 2024, a total of seven projects provides the Utilities capacity of 219.5 MW, with 1,443 MWh batteries. The contracts expire at various dates through 2049.
Other renewable PPA. The Utilities also have a long-term renewable PPA that provides the Utilities capacity of 10.56 MW, which expires in 2046.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Purchases from all IPPs were as follows:

Years ended December 31	2024	2023	2022
(in millions)
Kalaeloa	$291	$298	$342
AES Hawaii[1]	—	—	82
HPOWER	74	70	73
Hamakua Energy	35	71	66
Puna Geothermal Venture	56	38	48
Kapolei Energy Storage	24	—	—
Wind IPPs	130	125	119
Solar IPPs	84	72	57
Other IPPs[2]	9	(2)	7
Total IPPs	$703	$672	$794
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
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of December 31, 2024, $25.5 million has been incurred for the project.
Waena Battery Energy Storage System Project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40 MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under EPRM. Project costs incurred as of December 31, 2024 amount to $6.7 million.
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
The project costs to be recovered through EPRM is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that its application for $95 million in federal funds under the Infrastructure Investment and Jobs Act (IIJA) was officially awarded. On August 20, 2024, the Utilities submitted a copy of their executed agreement with the Department of Energy to the PUC. On November 18, 2024, the Utilities filed their August 2024 - August 2025 Forward Looking Annual Report. Project costs incurred as of December 31, 2024 amount to $9.7 million.
In January 2025, President Trump issued multiple Executive Orders (EOs) that impact both IIJA and IRA funding. EO 14154 entitled Unleashing American Energy ordered to immediately pause disbursement of funds appropriated through IIJA and IRA grants, which is causing delays in processing the Utilities’ requests for reimbursement for the Resilience Program and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
may potentially lead to project delays and economic uncertainty. The EO entitled Ending Radical and Wasteful Government DEI Programs and Preferencing resulted in the federal contracting officer ordering recipients to cease all diversity, equity and inclusion and community benefits plan activities funded by federal grants as of January 28, 2025, which could potentially impact the Utilities’ existing community benefits agreements with some third parties and commitments included in the Resilience Program project costs.
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
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

(in thousands)	2024	2023
Balance, January 1	$12,009	$11,548
Accretion expense	484	463
Liabilities incurred	—	—
Liabilities settled	(1)	(2)
Balance, December 31	$12,492	$12,009
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On November 3, 2023, the Utilities, Ulupono Initiative LLC, and the County of Hawaii filed a stipulation on proposed modifications to the RPS-A, Call Center, AMI Utilization, and interconnection requirements study PIMs. On June 24, 2024, the PUC issued an order (1) approving modifications to the interconnection requirements study PIM to expand its application to firm generation projects effective August 1, 2024, (2) approving a consolidated target for the Call Center PIM and modifying the target performance based on the average of the Utilities’ performance, weighted by the number of calls for the last eight quarters as of December 31, 2023, effective August 1, 2024, (3) denying the proposed modifications to the RPS-A PIM and clarifying that it will continue to operate according to its existing tariff language; and (4) denying the proposed modifications to the AMI Utilization PIM and declining to extend the PIM beyond its scheduled sunset date of December 31, 2023.
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
On April 1, 2024, the Utilities filed a request for partial temporary suspension and modification of the T&D SAIDI and T&D SAIFI PIMs to specifically suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. The Utilities also proposed that circuits not identified as wildfire risk circuits would continue to be subject to the existing PIMs on a prorated basis. On December 18, 2024, as clarified on January 15, 2025, the PUC issued orders granting the Utilities’ request to suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025.
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
On July 30, 2024, the PUC issued an order providing further guidance on the first of the three phases of the PBR Framework Review established by the June 2024 order. The first phase will focus on the evaluation of the individual PBR mechanisms using an informal, collaborative process. Parties will submit briefing on their evaluation of the individual PBR mechanisms near the end of the first phase, followed by a decision and order summarizing the findings of the evaluation, including which PBR mechanisms will be subject to additional examination and potential modification in the second phase of the PBR Framework Review. At the PBR Working Group meetings held on August 30, 2024 and October 25, 2024, the Working Group discussed issues and considerations regarding re-basing target revenues for the next MRP. Series of PBR Working Group meetings are expected to be held with the parties. Timely briefs addressing the issues of whether and how to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
rebase target revenues were filed on December 5, 2024. Pending the PUC’s review and issuance of an Order on the briefings, the PBR Working Group will continue its evaluation of the PBR Framework as part of this proceeding.
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
As of December 31, 2024, the Utilities annualized MPIR and EPRM revenue amounts totaled $38.0 million, including revenue taxes, for the Schofield Generating Station ($16.1 million), West Loch PV project ($3.2 million), Grid Modernization Strategy (GMS) Phase 1 project ($16.1 million for all three utilities), Waiawa UFLS project ($0.1 million) and Waena Switchyard/Synchronous project ($2.5 million) that included the 2024 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2024 MPIR and EPRM amounts for the Schofield Generating Station, West Loch PV, GMS Phase 1, Waiawa UFLS and Waena Switchyard projects effective June 1, 2024 through the RBA rate adjustment.
As of December 31, 2024, the PUC approved four EPRM applications for projects totaling $218.5 million to the extent the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for two additional projects with total project costs up to $294.2 million, subject to PUC approval.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On December 4, 2024, the Utilities requested PUC approval to extend the Charge Ready Hawaii and the eBus Make‑Ready Infrastructure pilots beyond their current implementation schedule end dates by approximately 12 months, from December 31, 2025 to December 31, 2026. On February 6, 2025, the PUC approved the pilot extension requests.
Performance incentive mechanisms. The following PIMs and SSMs were approved by the PUC and are applicable for the 2024 evaluation period.

•Service Quality performance incentives (ongoing). Service Quality performance incentives are measured on a calendar-year basis. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs to remain constant in interim periods, unless otherwise amended by order of the PUC.
•Service Reliability Performance measured by Transmission and Distribution-caused SAIDI and SAIFI (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base prorated by the circuit customer count of Non-Wildfire Risk Circuits divided by the 2023 annual average total system customer count (or maximum penalties of approximately $3.6 million for calendar years 2024 and 2025 - for both indices in total for the three utilities). On December 18, 2024, as clarified on January 15, 2025, the PUC granted the Utilities’ request to suspend the T&D SAIDI and SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. Circuits not identified as wildfire risk circuits continue to be subject to the existing PIMs and measured effective January 1, 2024. For the 2024 evaluation period, the Utilities accrued $1.0 million in penalties.
•Call Center Performance measured by the percentage of calls answered within 30 seconds. The previous target performance was based on the annual average performance for each utility for the most recent eight quarters with a deadband of 3% above and below the target. On June 24, 2024, the PUC issued an order approving a consolidated target for the Call Center PIM and modifying the target performance based on the average of the Utilities’ performance, weighted by the number of calls for the last eight quarters as of December 31, 2023, to be effective August 1, 2024. The maximum penalty or reward is 8 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties or rewards of approximately $1.4 million - in total for the three utilities). For the 2024 evaluation period, the Utilities did not make any accruals.
•Phase 1 RFP PIM. Procurement of low-cost variable renewable resources through the RFP process in 2018 is measured by comparison of the procurement price to target prices. The first portion of the incentive was earned upon PUC approval of the PPAs. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019 with the remaining award to be recognized in the year following the in-service date of the projects prorated in proportion to the actual amount of energy utilized, which is estimated to occur from 2023 to 2025. Based on the in-service date of two projects, the Utilities earned the second portion of the incentive of approximately $0.1 million (for Hawaiian Electric) in rewards in both 2023 and the first quarter of 2024. In the second quarter of 2024, the Utilities earned the second portion of the incentive of approximately $0.1 million (for Hawaii Electric Light).
•Renewable portfolio standard (RPS) - A PIM that provides a financial reward for accelerating the achievement of RPS goals. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2021 and 2022, $15/MWh in 2023, and $10/MWh for the remainder of the MRP. Penalties are already prescribed in the RPS as $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045. The evaluation period commenced on January 1, 2021. For the 2024 evaluation period, the Utilities accrued $1.9 million in rewards.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for DER systems <100 kW in size. The Interconnection Approval PIM extends through December 31, 2024. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. For the 2024 evaluation period, the Utilities accrued $2.4 million in rewards.
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
•Generation-caused System Average Interruption Duration and Frequency Indexes PIMs to incentivize achievement of generation-based reliability targets, measured by Generation System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 3 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $1 million - for both indices in total for the three utilities). For the 2024 evaluation period, the Utilities accrued $0.1 million in penalties (for Hawaii Electric Light).
•An interconnection requirements study PIM to incentivize the timely completion of the IRS process for large-scale renewable energy projects (rewards and penalties) measured by the number of months between final model checkout and delivery of IRS results to the developer. Target performance is ten months with an asymmetrical deadband of two-months for penalties and no deadband for rewards. The maximum penalty and reward will depend on the specifics of the upcoming procurement. For the 2024 evaluation period, the Utilities did not make any accruals.
•A CSSM to incentivize cost control over the Utilities’ fuel, purchased power, and EPRM/MPIR costs (collectively, non-ARA costs). This is a reward only incentive where the Utilities retain 20% share of savings when non-ARA costs in a performance year are lower than target year non-ARA costs, which are adjusted for changes in fuel prices, inflation, and system generation from a base year (calendar year 2021). The CSSM does not have a potential penalty and does not have a cap for maximum reward. For the 2024 evaluation period, the Utilities accrued $2.8 million in rewards (for Hawaii Electric Light).
For the 2024 evaluation period, the Utilities accrued $6.2 million ($2.5 million for Hawaiian Electric, $3.4 million for Hawaii Electric Light and $0.3 million for Maui Electric) in rewards net of penalties. The net rewards related to 2024 will be reflected in the 2025 PIMS annual report and 2025 spring revenue report filings with the exception of the Phase 1 RFP PIM for Hawaiian Electric and Hawaii Electric Light, which were reflected in the 2024 spring revenue report and 2024 fall revenue report filings, respectively.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. On December 17,2024, the PUC approved the Utilities’ 2024 fall revenue report filed on October 28, 2024. The filing reflected ARA revenues for 2025 to be collected from January 1 through December 31, 2025, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2025 ARA revenues	$15.4	$3.8	$3.7	$22.9
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Net 2025 ARA revenues	$10.8	$2.8	$2.7	$16.3
The net incremental amounts between the 2024 spring and fall revenue reports are shown in the following table. The amounts are to be collected (refunded) from January 1 through December 31, 2025 under the RBA rate tariffs, which were included in the 2024 fall revenue report filing.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2025 ARA revenues	$15.4	$3.8	$3.7	$22.9
Annual change in accrued RBA balance through September 30, 2024 (and associated revenue taxes)	(7.0)	(1.3)	6.4	(1.9)
Incremental Performance Incentive Mechanisms (net)	(0.1)	0.1	—	—
Net incremental amount to be collected under the RBA rate tariffs	$8.3	$2.6	$10.1	$21.0
Consolidating financial information. Consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the years ended December 31, 2024, 2023 and 2022, and as of December 31, 2024 and 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.
Consolidating statement of income
Year ended December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,283,148	483,715	440,432	5,570	(6,165)	[1]	$3,206,700
Expenses
Fuel oil	790,004	121,719	166,322	—	—		1,078,045
Purchased power	517,583	132,086	53,702	—	—		703,371
Other operation and maintenance	390,111	102,883	121,693	1,150	(6,165)	[1]	609,672
Wildfire tort-related claims, net (Note 2)	1,500,000	187,500	187,500	—	—		1,875,000
Depreciation	167,909	43,855	39,378	—	—		251,142
Taxes, other than income taxes	215,137	45,025	41,166	—	—		301,328
Total expenses	3,580,744	633,068	609,761	1,150	(6,165)		4,818,558
Operating income (loss)	(1,297,596)	(149,353)	(169,329)	4,420	—		(1,611,858)
Allowance for equity funds used during construction	10,853	1,189	1,744	—	—		13,786
Equity in earnings of subsidiaries	(248,004)	—	—	—	248,004	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,574	665	(102)	—	—		4,137
Interest expense and other charges, net	(59,906)	(11,422)	(16,688)	—	5,934	[1]	(82,082)
Allowance for borrowed funds used during construction	4,300	355	815	—	—		5,470
Interest Income	11,136	1,062	369	—	(5,934)	[1]	6,633
Income (loss) before income taxes	(1,575,643)	(157,504)	(183,191)	4,420	248,004		(1,663,914)
Income tax expense (benefit)	(350,361)	(41,624)	(48,700)	1,138	—		(439,547)
Net income (loss)	(1,225,282)	(115,880)	(134,491)	3,282	248,004		(1,224,367)
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income (loss) attributable to Hawaiian Electric	(1,225,282)	(116,414)	(134,872)	3,282	248,004		(1,225,282)
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income (loss) for common stock	$(1,226,362)	(116,414)	(134,872)	3,282	248,004		$(1,226,362)

Consolidating statement of comprehensive income
Year ended December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income (loss) for common stock	$(1,226,362)	(116,414)	(134,872)	3,282	248,004		$(1,226,362)
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	65,680	8,108	7,342	—	(15,450)	[1]	65,680
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(2,035)	(159)	(243)	—	402	[1]	(2,035)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(63,708)	(7,895)	(7,076)	—	14,971	[1]	(63,708)
Other comprehensive loss, net of taxes	(63)	54	23	—	(77)		(63)
Comprehensive income (loss) attributable to common shareholder	$(1,226,425)	(116,360)	(134,849)	3,282	247,927		$(1,226,425)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,356,478	464,161	448,882	—		$3,269,521
Expenses
Fuel oil	913,801	105,009	192,610	—		1,211,420
Purchased power	486,067	142,837	42,865	—		671,769
Other operation and maintenance	343,462	85,261	104,834	—		533,557
Depreciation	164,150	42,541	37,014	—		243,705
Taxes, other than income taxes	221,664	43,095	42,153	—		306,912
Total expenses	2,129,144	418,743	419,476	—		2,967,363
Operating income	227,334	45,418	29,406	—		302,158
Allowance for equity funds used during construction	11,721	1,411	2,032	—		15,164
Equity in earnings of subsidiaries	44,809	—	—	(44,809)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,735	667	(99)	—		4,303
Interest expense and other charges, net	(62,362)	(11,650)	(12,933)	805	[1]	(86,140)
Allowance for borrowed funds used during construction	4,081	451	669	—		5,201
Interest Income	5,113	1,071	1,075	(805)	[1]	6,454
Income before income taxes	234,431	37,368	20,150	(44,809)		247,140
Income taxes	39,399	8,327	3,467	—		51,193
Net income	195,032	29,041	16,683	(44,809)		195,947
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	195,032	28,507	16,302	(44,809)		195,032
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$193,952	28,507	16,302	(44,809)		$193,952

Consolidating statement of comprehensive income
Year ended December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$193,952	28,507	16,302	(44,809)		$193,952
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	10,175	961	1,275	(2,236)	[1]	10,175
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes	(1,983)	(221)	(266)	487	[1]	(1,983)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(8,204)	(752)	(978)	1,730	[1]	(8,204)
Other comprehensive income (loss), net of taxes	(12)	(12)	31	(19)		(12)
Comprehensive income attributable to common shareholder	$193,940	28,495	16,333	(44,828)		$193,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,452,969	485,590	470,355	(327)	[1]	$3,408,587
Expenses
Fuel oil	917,801	133,238	214,575	—		1,265,614
Purchased power	601,235	143,636	48,713	—		793,584
Other operation and maintenance	326,785	85,110	85,706	—		497,601
Depreciation	158,725	41,404	35,295	—		235,424
Taxes, other than income taxes	228,843	44,685	43,645	—		317,173
Total expenses	2,233,389	448,073	427,934	—		3,109,396
Operating income	219,580	37,517	42,421	(327)		299,191
Allowance for equity funds used during construction	8,464	898	1,212	—		10,574
Equity in earnings of subsidiaries	47,493	—	—	(47,493)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,296	666	(127)	—		3,835
Interest expense and other charges, net	(55,260)	(10,659)	(10,824)	327	[1]	(76,416)
Allowance for borrowed funds used during construction	2,769	277	370	—		3,416
Income before income taxes	226,342	28,699	33,052	(47,493)		240,600
Income taxes	36,333	6,349	6,994	—		49,676
Net income	190,009	22,350	26,058	(47,493)		190,924
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	190,009	21,816	25,677	(47,493)		190,009
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$188,929	21,816	25,677	(47,493)		$188,929

Consolidating statement of comprehensive income
Year ended December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$188,929	21,816	25,677	(47,493)		$188,929
Other comprehensive income, net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	187,193	44,411	44,386	(88,797)	[1]	187,193
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	18,884	2,811	2,584	(5,395)	[1]	18,884
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(199,936)	(46,841)	(46,694)	93,535	[1]	(199,936)
Other comprehensive income, net of tax benefits	6,141	381	276	(657)		6,141
Comprehensive income attributable to common shareholder	$195,070	22,197	25,953	(48,150)		$195,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet
December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,645	3,514	—	—		$52,019
Plant and equipment	5,502,198	1,501,947	1,417,356	—	—		8,421,501
Right-of-use assets - finance lease	360,270	36,074	50,757	—	—		447,101
Less accumulated depreciation	(2,029,719)	(691,161)	(605,744)	—	—		(3,326,624)
Construction in progress	282,150	31,341	52,218	—	—		365,709
Utility property, plant and equipment, net	4,157,759	883,846	918,101	—	—		5,959,706
Nonutility property, plant and equipment, less accumulated depreciation	1,145	115	1,532	—	—		2,792
Total property, plant and equipment, net	4,158,904	883,961	919,633	—	—		5,962,498
Investment in wholly-owned subsidiaries, at equity	680,414	—	—	—	(680,414)	[2]	—
Current assets
Cash and cash equivalents	118,367	31,534	16,456	17,791	—		184,148
Advances to affiliates	62,200	—	—	—	(62,200)	[1]	—
Customer accounts receivable, net	19,050	7,245	8,941	164,662	—		199,898
Accrued unbilled revenues, net	12,738	4,046	1,890	160,047	—		178,721
Other accounts receivable, net	209,752	58,366	51,465	—	(249,946)	[1]	69,637
Fuel oil stock, at average cost	70,800	13,764	14,339	—	—		98,903
Materials and supplies, at average cost	69,602	15,506	33,358	—	—		118,466
Prepayments and other	110,516	16,662	30,747	—	(6,705)	[1]	151,220
Regulatory assets	36,520	8,211	9,164	—	—		53,895
Total current assets	709,545	155,334	166,360	342,500	(318,851)		1,054,888
Other long-term assets
Operating lease right-of-use assets	29,868	22,672	6,741	—	—		59,281
Regulatory assets	172,257	18,875	36,292	—	—		227,424
Defined benefit pension and other postretirement benefit plans asset	66,292	30,397	24,128	—	(11,998)	[1]	108,819
Other	194,006	18,612	21,702	—	(33,626)	[1]	200,694
Total other long-term assets	462,423	90,556	88,863	—	(45,624)		596,218
Total assets	$6,011,286	1,129,851	1,174,856	342,500	(1,044,889)		$7,613,604
(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet (continued)
December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,156,955	243,964	282,876	153,574	(680,414)	[2]	$1,156,955
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,353,173	244,466	256,575	—	—		1,854,214
Total capitalization	2,532,421	495,430	544,451	153,574	(680,414)		3,045,462
Current liabilities
Current portion of operating lease liabilities	4,430	7,802	2,970	—	—		15,202
Current portion of long-term debt, net	40,000	5,000	2,000	—	—		47,000
Short-term borrowings-non-affiliate	48,623	—	—	—	—		48,623
Short-term borrowings-affiliate	—	—	62,200	—	(62,200)	[1]	—
Accounts payable	137,837	27,077	32,066	—	—		196,980
Interest and preferred dividends payable	15,994	3,191	2,701	—	(350)	[1]	21,536
Taxes accrued, including revenue taxes	197,768	42,692	37,108	1,138	(6,705)	[1]	272,001
Regulatory liabilities	11,701	10,039	4,828	—	—		26,568
Wildfire tort-related claims (Note 2)	383,000	47,875	47,875	—	—		478,750
Other	103,415	35,492	43,913	187,788	(249,597)	[1]	121,011
Total current liabilities	942,768	179,168	235,661	188,926	(318,852)		1,227,671
Deferred credits and other liabilities
Operating lease liabilities	29,830	15,230	4,075	—	—		49,135
Finance lease liabilities	341,364	34,370	49,891	—	—		425,625
Deferred income taxes	—	5,368	28,257	—	(33,625)	[1]	—
Regulatory liabilities	864,259	222,834	130,422	—	—		1,217,515
Unamortized tax credits	54,950	10,757	10,969	—	—		76,676
Defined benefit pension plan liability	18,301	125	—	—	(11,998)	[1]	6,428
Wildfire tort-related claims (Note 2)	1,149,000	143,625	143,625	—	—		1,436,250
Other	78,393	22,944	27,505	—	—	[1]	128,842
Total deferred credits and other liabilities	2,536,097	455,253	394,744	—	(45,623)		3,340,471
Total capitalization and liabilities	$6,011,286	1,129,851	1,174,856	342,500	(1,044,889)		$7,613,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet
December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,859	5,645	3,594	—	—		$52,098
Plant and equipment	5,398,281	1,459,639	1,374,890	—	—		8,232,810
Finance lease right-of-use assets	306,099	36,075	—	—	—		342,174
Less accumulated depreciation	(1,925,660)	(666,581)	(605,273)	—	—		(3,197,514)
Construction in progress	247,836	33,488	38,899	—	—		320,223
Utility property, plant and equipment, net	4,069,415	868,266	812,110	—	—		5,749,791
Nonutility property, plant and equipment, less accumulated depreciation	5,295	115	1,532	—	—		6,942
Total property, plant and equipment, net	4,074,710	868,381	813,642	—	—		5,756,733
Investment in wholly-owned subsidiaries, at equity	722,211	—	—	—	(722,211)	[2]	—
Current assets
Cash and cash equivalents	89,755	10,658	5,587	77	—		106,077
Restricted cash	2,000	—	—	—	—		2,000
Advances to affiliates	70,500	—	—	—	(70,500)	[1]	—
Customer accounts receivable, net	172,747	38,216	33,346	—	—		244,309
Accrued unbilled revenues, net	136,367	25,102	24,175	—	—		185,644
Other accounts receivable, net	143,160	13,318	32,521	—	(77,480)	[1]	111,519
Fuel oil stock, at average cost	108,228	17,968	22,041	—	—		148,237
Materials and supplies, at average cost	64,334	14,397	35,702	—	—		114,433
Prepayments and other	40,767	7,724	11,638	—	(1,638)	[1]	58,491
Regulatory assets	58,920	5,771	3,762	—	—		68,453
Total current assets	886,778	133,154	168,772	77	(149,618)		1,039,163
Other long-term assets
Operating lease right-of-use assets	34,856	27,470	9,551	—	—		71,877
Regulatory assets	189,417	13,575	23,359	—	—		226,351
Other postretirement benefit plan asset	50,743	17,827	13,169	—	(14,171)	[1]	67,568
Other	83,290	18,612	19,960	—	—		121,862
Total other long-term assets	358,306	77,484	66,039	—	(14,171)		487,658
Total assets	$6,042,005	1,079,019	1,048,453	77	(886,000)		$7,283,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet (continued)
December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments		Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$2,409,110	359,790	362,344	77	(722,211)	[2]	$2,409,110
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,426,516	249,339	258,422	—	—		1,934,277
Total capitalization	3,857,919	616,129	625,766	77	(722,211)		4,377,680
Current liabilities
Current portion of operating lease liabilities	6,788	7,025	2,804	—	—		16,617
Short-term borrowings-affiliate	—	—	70,500	—	(70,500)	[1]	—
Accounts payable	136,102	29,418	25,520	—	—		191,040
Interest and preferred dividends payable	17,085	3,098	3,074	—	(375)	[1]	22,882
Taxes accrued, including revenue taxes	211,840	43,932	37,808	—	(1,638)	[1]	291,942
Regulatory liabilities	20,013	8,508	8,038	—	—		36,559
Wildfire tort-related claims (Note 2)	75,000	—	—	—	—		75,000
Other	90,131	33,240	50,170	—	(77,105)	[1]	96,436
Total current liabilities	556,959	125,221	197,914	—	(149,618)		730,476
Deferred credits and other liabilities
Operating lease liabilities	34,262	20,792	7,044	—	—		62,098
Finance lease liabilities	295,935	35,043	—	—	—		330,978
Deferred income taxes	280,029	51,661	67,311	—	—		399,001
Regulatory liabilities	803,404	199,173	111,554	—	—		1,114,131
Unamortized tax credits	61,130	11,650	11,532	—	—		84,312
Defined benefit pension plan liability	74,842	—	—	—	(14,171)	[1]	60,671
Other	77,525	19,350	27,332	—	—		124,207
Total deferred credits and other liabilities	1,627,127	337,669	224,773	—	(14,171)		2,175,398
Total capitalization and liabilities	$6,042,005	1,079,019	1,048,453	77	(886,000)		$7,283,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2021	$2,261,899	332,900	343,260	77	(676,237)	$2,261,899
Net income for common stock	188,929	21,816	25,677	—	(47,493)	188,929
Other comprehensive income, net of taxes	6,141	381	276	—	(657)	6,141
Issuance of common stock, net of expenses	13,101	6,023	3,023	—	(9,046)	13,101
Common stock dividends	(125,900)	(16,400)	(15,200)	—	31,600	(125,900)
Balance, December 31, 2022	2,344,170	344,720	357,036	77	(701,833)	2,344,170
Net income for common stock	193,952	28,507	16,302	—	(44,809)	193,952
Other comprehensive income (loss), net of taxes	(12)	(12)	31	—	(19)	(12)
Common stock dividends	(129,000)	(13,425)	(11,025)	—	24,450	(129,000)
Balance, December 31, 2023	2,409,110	359,790	362,344	77	(722,211)	2,409,110
Net income (loss) for common stock	(1,226,362)	(116,414)	(134,872)	3,282	248,004	(1,226,362)
Other comprehensive income (loss), net of taxes	(63)	54	23	—	(77)	(63)
Issuance of common stock, net of expenses	—	—	55,000	150,215	(205,215)	—
Common stock dividends	(26,000)	—	—	—	—	(26,000)
Additional paid-in capital	270	534	381	—	(915)	270
Balance, December 31, 2024	$1,156,955	243,964	282,876	153,574	(680,414)	$1,156,955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income (loss)	$(1,225,282)	(115,880)	(134,491)	3,282	248,004	[2]	$(1,224,367)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	248,004	—	—	—	(248,004)	[2]	—
Depreciation of property, plant and equipment	167,909	43,855	39,378	—	—		251,142
Other amortization	23,606	4,958	3,264	—	—		31,828
Deferred income tax benefit	(393,025)	(47,550)	(41,049)	—	—		(481,624)
Gain/Loss on sale of receivables to affiliate	4,079	821	670	(5,570)	—		—
State refundable credit	(7,914)	(1,848)	(2,152)	—	—		(11,914)
Bad debt expense	2,838	476	1,406	—	—		4,720
Allowance for equity funds used during construction	(10,853)	(1,189)	(1,744)	—	—		(13,786)
Other	(6,270)	(50)	9	—	—		(6,311)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	22,897	(13,175)	1,570	(95,382)	172,466	[1]	88,376
Decrease (increase) in accrued unbilled revenues	57,281	20,989	22,633	(93,342)	—		7,561
Decrease in fuel oil stock	37,427	4,205	7,702	—	—		49,334
Decrease (increase) in materials and supplies	(5,269)	(1,109)	2,345	—	—		(4,033)
Increase in regulatory assets	(4,608)	(5,346)	(12,789)	—	—		(22,743)
Increase in regulatory liabilities	38,413	6,597	3,423	—	—		48,433
Increase (decrease) in accounts payable	9,879	(1,687)	1,452	—	—		9,644
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(14,192)	(2,325)	(8,614)	1,138	(2,549)	[1]	(26,542)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(6,334)	(1,521)	(1,363)	—	—		(9,218)
Increase in wildfire tort-related claims	1,457,000	191,500	191,500	—	—		1,840,000
Change in other assets and liabilities	(52,774)	(4,035)	(23,280)	187,788	(172,466)	[1]	(64,767)
Net cash provided by (used in) operating activities	342,812	77,686	49,870	(2,086)	(2,549)		465,733
Cash flows from investing activities
Capital expenditures	(197,142)	(51,209)	(81,128)	—	—		(329,479)
Advances to affiliates	(46,700)	—	—	—	46,700	[1]	—
Other	(10,169)	679	(1,011)	—	22,349	[1][2]	11,848
Net cash used in investing activities	(254,011)	(50,530)	(82,139)	—	69,049		(317,631)
Cash flows from financing activities
Common stock dividends	(26,000)	—	—	—	—		(26,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	—	—	—	—		(1,995)
Proceeds from issuance of common stock/capital contribution from parent	270	—	—	19,800	(19,800)	[2]	270
Repayment of long-term debt and funds transferred for repayment of long-term debt	(74,000)	(5,000)	(2,000)	—	—		(81,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	—	46,700	—	(46,700)	[1]	—
Payments of obligations under finance leases	(3,487)	(632)	—	—	—		(4,119)
Proceeds from issuance of short-term debt	50,000	—	—	—	—		50,000
Other	(6,977)	(648)	(1,562)	—	—		(9,187)
Net cash provided by (used in) financing activities	(62,189)	(6,280)	43,138	19,800	(66,500)		(72,031)
Net increase in cash and cash equivalents	26,612	20,876	10,869	17,714	—		76,071
Cash, cash equivalents and restricted cash, January 1	91,755	10,658	5,587	77	—		108,077
Cash and cash equivalents, December 31	$118,367	31,534	16,456	17,791	—		$184,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$195,032	29,041	16,683	—	(44,809)	[2]	$195,947
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(44,809)	—	—	—	44,809	[2]	—
Common stock dividends received from subsidiaries	24,450	—	—	—	(24,450)	[2]	—
Depreciation of property, plant and equipment	164,150	42,541	37,014	—	—		243,705
Other amortization	17,692	5,003	3,795	—	—		26,490
Deferred income tax expense (benefit)	(851)	(296)	2,586	—	—		1,439
State refundable credit	(7,577)	(1,782)	(1,966)	—	—		(11,325)
Bad debt expense	5,565	1,353	1,243	—	—		8,161
Allowance for equity funds used during construction	(11,721)	(1,411)	(2,032)	—	—		(15,164)
Other	380	(46)	126	—	—		460
Changes in assets and liabilities:
Increase in accounts receivable	(83,401)	(7,398)	(29,301)	—	55,096	[1]	(65,004)
Decrease (increase) in accrued unbilled revenues	8	(1,308)	(1,748)	—	—		(3,048)
Decrease (increase) in fuel oil stock	45,114	(1,004)	(817)	—	—		43,293
Increase in materials and supplies	(16,204)	(4,614)	(14,047)	—	—		(34,865)
Decrease (increase) in regulatory assets	(6,616)	5,501	(9,498)	—	—		(10,613)
Increase (decrease) in regulatory liabilities	48,833	(1,176)	6,813	—	—		54,470
Increase in accounts payable	13,988	5,998	468	—	—		20,454
Change in prepaid and accrued income taxes, tax credits and revenue taxes	4,314	2,407	(4,843)	—	—		1,878
Change in defined benefit pension and other postretirement benefit plans asset/liability	(5,653)	(1,348)	(1,185)	—	—		(8,186)
Increase in wildfire tort-related claims	75,000	—	—	—	—		75,000
Change in other assets and liabilities	(12,990)	2,056	17,305	—	(55,096)	[1]	(48,725)
Net cash provided by operating activities	404,704	73,517	20,596	—	(24,450)		474,367
Cash flows from investing activities
Capital expenditures	(276,600)	(63,889)	(98,286)	—	—		(438,775)
Advances from (to) affiliates	(70,500)	4,500	21,700	—	44,300	[1]	—
Other	4,118	932	1,126	—	—		6,176
Net cash used in investing activities	(342,982)	(58,457)	(75,460)	—	44,300		(432,599)
Cash flows from financing activities
Common stock dividends	(129,000)	(13,425)	(11,025)	—	24,450	[2]	(129,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from issuance of long-term debt	300,000	25,000	25,000	—	—		350,000
Repayment of long-term debt	(50,000)	(20,000)	(30,000)	—	—		(100,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(114,167)	—	70,500	—	(44,300)	[1]	(87,967)
Payments of obligations under finance leases	(2,728)	(400)	—	—	—		(3,128)
Other	(571)	(135)	(137)	—	—		(843)
Net cash provided by (used in) financing activities	2,454	(9,494)	53,957	—	(19,850)		27,067
Net increase (decrease) in cash, cash equivalents and restricted cash	64,176	5,566	(907)	—	—		68,835
Cash, cash equivalents and restricted cash, January 1	27,579	5,092	6,494	77	—		39,242
Cash, cash equivalents and restricted cash, December 31	91,755	10,658	5,587	77	—		108,077
Less: Restricted cash	(2,000)	—	—	—	—		(2,000)
Cash and cash equivalents, December 31	$89,755	10,658	5,587	77	—		$106,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$190,009	22,350	26,058	—	(47,493)	[2]	$190,924
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(47,493)	—	—	—	47,493	[2]	—
Common stock dividends received from subsidiaries	31,600	—	—	—	(31,600)	[2]	—
Depreciation of property, plant and equipment	158,725	41,404	35,295	—	—		235,424
Other amortization	16,708	4,996	3,616	—	—		25,320
Deferred income taxes	(33,648)	(4,040)	(3,727)	—	—		(41,415)
State refundable credit	(7,375)	(1,734)	(1,890)	—	—		(10,999)
Bad debt expense	4,175	1,073	779	—	—		6,027
Allowance for equity funds used during construction	(8,464)	(898)	(1,212)	—	—		(10,574)
Other	(65)	(50)	(24)	—	—		(139)
Changes in assets and liabilities:
Increase in accounts receivable	(74,067)	(11,644)	(10,680)	—	4,649	[1]	(91,742)
Increase in accrued unbilled revenues	(43,972)	(4,289)	(5,762)	—	—		(54,023)
Increase in fuel oil stock	(82,158)	(4,150)	(1,144)	—	—		(87,452)
Increase in materials and supplies	(6,124)	(56)	(1,511)	—	—		(7,691)
Decrease in regulatory assets	28,076	1,546	4,978	—	—		34,600
Increase in regulatory liabilities	28,621	7,977	8,290		—		44,888
Increase in accounts payable	18,657	3,294	404	—	—		22,355
Change in prepaid and accrued income taxes, tax credits and revenue taxes	77,903	11,117	14,178	—	—		103,198
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,545)	(626)	(657)	—	—		(4,828)
Change in other assets and liabilities	(17,884)	213	(3,623)	—	(4,649)	[1]	(25,943)
Net cash provided by operating activities	229,679	66,483	63,368	—	(31,600)		327,930
Cash flows from investing activities
Capital expenditures	(223,223)	(49,004)	(57,230)	—	—		(329,457)
Advances from (to) affiliates	1,000	(4,500)	(21,700)	—	25,200	[1]	—
Other	(5,687)	760	1,253	—	9,046	[1][2]	5,372
Net cash used in investing activities	(227,910)	(52,744)	(77,677)	—	34,246		(324,085)
Cash flows from financing activities
Common stock dividends	(125,900)	(16,400)	(15,200)	—	31,600	[2]	(125,900)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	13,101	6,023	3,023	—	(9,046)	[2]	13,101
Proceeds from the issuance of long-term debt	40,000	10,000	10,000	—	—		60,000
Repayment of long-term debt	(40,000)	(12,000)	—	—	—		(52,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	114,167	(1,000)	—	—	(25,200)	[1]	87,967
Payments of obligations under finance leases	(670)	—	—	—	—		(670)
Other	(241)	(62)	(61)	—	—		(364)
Net cash used in financing activities	(623)	(13,973)	(2,619)	—	(2,646)		(19,861)
Net increase (decrease) in cash and cash equivalents	1,146	(234)	(16,928)	—	—		(16,016)
Cash and cash equivalents, January 1	26,433	5,326	23,422	77	—		55,258
Cash and cash equivalents, December 31	$27,579	5,092	6,494	77	—		$39,242
Explanation of consolidating adjustments on consolidating schedules:
[1] Eliminations of intercompany receivables and payables and other intercompany transactions
[2] Elimination of investment in subsidiaries, carried at equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5. Discontinued operations
As a result of a comprehensive review of strategic options of ASB, on December 30, 2024, HEI, ASB, and ASB Hawaii, a wholly owned subsidiary of HEI and ASB’s parent holding company, entered into investment agreements to sell 90.1% of the common stock of ASB, amounting to $405.5 million, to various investors including certain ASB officers and directors of ASB, while retaining a 9.9% noncontrolling investment in ASB amounting to $44.6 million. The sale transaction closed on December 31, 2024 and no investor acquired more than 9.9% of the common stock of ASB. The proceeds from the sale will be used to primarily strengthen the Company’s balance sheet and promote long-term financial stability which may include partially paying down its long-term debt, funding the wildfire settlement amount, and/or for other corporate purposes.
The sale of ASB met the accounting requirements to be disclosed as discontinued operations. Accordingly, the results of ASB, including the loss on the ASB sale, are presented as discontinued operations in the consolidated statements of income and cash flows, and have been excluded from both continuing operations and segment results for all periods presented. Further, the assets and liabilities associated with ASB have been classified as discontinued operations in the consolidated balance sheet as of December 31, 2023.
The Company recorded a net loss on the sale transaction amounting to $115.8 million, which is net of a $2.4 million tax benefit, and is included in “Income (loss) from discontinued operations” in the Company’s Consolidated Statements of Income. The tax benefit includes a valuation allowance of $66.4 million recorded against the related deferred tax assets generated in connection with the sale transaction as it is more likely than not that these deferred tax assets will not be realized. See Note 13. A summary of the ASB sale transaction as of December 31, 2024 is as follows:

(in thousands)	December 31, 2024
Sale proceeds received	$400,950
Sale proceeds not yet received	4,500
Investment retained in ASB	44,550
Transaction costs	(21,735)
Net assets derecognized	(546,458)
Loss from the sale of ASB	(118,193)

Income taxes	68,820
Income taxes - valuation allowance	(66,430)
Income taxes, net	2,390

Net loss on the sale transaction	(115,803)
Net income from operations of discontinued bank segment	12,317
Loss from discontinued operations	$(103,486)
For the year ended December 31, 2024, total noncash transactions of the ASB sale amounted to $507.8 million comprised of the derecognized net assets of ASB, the Company’s investment retained in ASB, accrued transaction costs and other noncash transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the income (loss) from discontinued operations included in the Consolidated Statements of Income for the periods presented:

Years ended December 31	2024	2023	2022
(in thousands)
Interest and dividend income
Interest and fees on loans	$293,100	$276,688	$207,830
Interest and dividends on investment securities	55,944	58,095	58,044
Total interest and dividend income	349,044	334,783	265,874
Interest expense
Interest on deposit liabilities	72,727	48,905	7,327
Interest on other borrowings	27,442	33,892	5,974
Total interest expense	100,169	82,797	13,301
Net interest income	248,875	251,986	252,573
Provision for credit losses	(1,963)	10,357	2,037
Net interest income after provision for credit losses	250,838	241,629	250,536
Noninterest income
Fees from other financial services	20,797	19,034	19,830
Fee income on deposit liabilities	19,900	19,131	18,762
Fee income on other financial products	11,798	10,616	10,291
Bank-owned life insurance	13,079	7,390	2,533
Mortgage banking income	1,419	910	1,692
Gain on sale of real estate	—	495	1,778
Loss on sale of investment securities, net	—	(14,965)	—
Other income, net	2,535	2,799	2,086
Total noninterest income	69,528	45,410	56,972
Noninterest expense
Compensation and employee benefits	126,936	118,297	113,839
Occupancy	21,382	21,703	24,026
Data processing	19,612	20,545	17,681
Services	17,485	13,943	10,679
Equipment	9,914	11,842	10,100
Office supplies, printing and postage	4,085	4,315	4,398
Marketing	3,506	4,001	3,968
Goodwill impairment	82,190	—	—
FDIC insurance	5,992	6,230	3,591
Other expense	15,907	22,762	16,985
Total noninterest expense	307,009	223,638	205,267
Income before income taxes	13,357	63,401	102,241
Income taxes	1,040	10,039	22,252
Net income from operations of discontinued bank segment	12,317	53,362	79,989
Loss from the sale of ASB	(118,193)	—	—
Income tax benefit	2,390	—	—
Income (loss) from discontinued operations	$(103,486)	$53,362	$79,989

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the assets and liabilities of discontinued operations on a stand alone basis as of December 31, 2023:

(in thousands)	2023

Assets
Cash and due from banks	$184,383
Interest-bearing deposits	251,072
Cash and cash equivalents	435,455
Investment securities
Available-for-sale, at fair value	1,136,439
Held-to-maturity, at amortized cost	1,201,314
Stock in Federal Home Loan Bank, at cost	14,728
Loans held for investment	6,180,810
Allowance for credit losses	(74,372)
Net loans	6,106,438
Loans held for sale, at lower of cost or fair value	15,168
Other	681,460
Goodwill	82,190
Total assets of discontinued operations[1]	$9,673,192

Liabilities and shareholder’s equity
Deposit liabilities–noninterest-bearing	$2,599,762
Deposit liabilities–interest-bearing	5,546,016
Other borrowings	750,000
Other	247,563
Total liabilities of discontinued operations[1]	$9,143,341

1     The total assets and liabilities of discontinued operations on a stand alone basis in the table above does not agree to the total assets and liabilities of discontinued operations included in the Consolidated Balance Sheet, as totals per the Consolidated Balance sheet include reclassifying entries required for consolidation purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 · Short-term borrowings
Commercial paper and bank term loan. As of December 31, 2024 and 2023, HEI and Hawaiian Electric had no commercial paper outstanding.
As of December 31, 2024 and 2023, HEI had four and five undrawn letters of credit outstanding, respectively, in the aggregate amount of $6 million and $8 million, respectively, on behalf of Mauo and Hamakua Energy.
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
Hawaiian Electric term loan. On December 30, 2024, Hawaiian Electric entered into a term loan credit agreement for a $50 million commitment with a stated maturity date of December 29, 2025. Hawaiian Electric drew $50 million on December 30, 2024 at an interest rate of 7.50%. The term loan facility contains certain restrictive financial covenants that are substantially the same as the financial covenants contained in the Hawaiian Electric credit facilities.
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
On April 21, 2023, HEI and Hawaiian Electric executed Amendment No. 1 to the Credit Facilities (Amendment). The Amendment was executed to reflect the transition from the London Inter-Bank Offered Rate (LIBOR) to the Term SOFR as the benchmark interest rate for non-Alternate Base Rate (ABR) Loans under the Credit Facilities.
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
In August 2023, HEI and Hawaiian Electric drew the full committed capacity on their respective existing revolving credit facilities, totaling $175 million and $200 million, respectively. The draws were made to provide access to liquidity and support the Company’s restoration efforts on Maui. The cash proceeds were primarily invested in highly liquid short-term investments, and for general corporate purposes. None of the facilities are collateralized. As of December 31, 2024 and 2023, HEI had $173 million and $175 million drawn on its revolving facility, respectively. As of December 31, 2024 and 2023, Hawaiian Electric had $166 million and $200 million drawn on its revolving facility, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Under the HEI Facility, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) (as defined in the HEI Facility) of 50% or less or if HEI sells Hawaiian Electric. Under the Hawaiian Electric Facility, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) (as defined in the Hawaiian Electric Facility) of at least 35%, or if Hawaiian Electric is no longer owned by HEI.
Under the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy effective January 1, 2020 (the Intercompany Borrowing Policy), HEI has committed to make revolving short-term loans to Hawaiian Electric pursuant to the terms set forth in the standing commitment letter dated December 6, 2024 (the 2024 Commitment Letter). For loans that mature on or before December 5, 2025, the 2024 Commitment Letter provides a borrowing limit of $75 million outstanding at any time and the applicable interest rate. Hawaiian Electric currently has no borrowings under the Intercompany Borrowing Policy and the 2024 Commitment Letter.
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an asset-based lending facility (ABL Facility) credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one additional year, subject to the consent of the lenders. Hawaiian Electric received the first and second approvals from the PUC for the ABL Credit Facility Agreement that allows short-term and long-term borrowings of up to $250 million on June 27, 2024 and October 11, 2024, respectively, subject to the availability of a sufficient borrowing base of eligible receivables. The ABL Facility became effective on July 24, 2024. The ABL Facility remains undrawn as of December 31, 2024.
The amount that could be borrowed is temporarily limited due to the accrual of the wildfire tort-related claims, which reduces the amount of additional debt that could be incurred before exceeding certain financial covenants. The amount that could be drawn as of December 31, 2024 was approximately $150 million and will increase over time as earnings are generated and when HEI contributes equity related to the settlement payments or for capital expenditures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 · Long-term debt

December 31	2024	2023
(dollars in thousands)
Long-term debt of Utilities, net of unamortized debt issuance costs [1]	$1,901,214	$1,934,277
HEI 4.58% senior notes, due 2025	50,000	50,000
HEI 4.72% senior notes, due 2028	100,000	100,000
HEI 2.82% senior notes, due 2028	24,000	24,000
HEI 2.48% senior notes, due 2028	30,000	30,000
HEI 6.04% senior notes, due 2028	39,000	39,000
HEI 2.98% senior notes, due 2030	50,000	50,000
HEI 3.15% senior notes, due 2031	51,000	51,000
HEI 2.78% senior notes, due 2031	25,000	25,000
HEI 2.98% senior notes, due 2032	30,000	30,000
HEI 5.43% senior notes, due 2032	75,000	75,000
HEI 6.10% senior notes, due 2033	61,000	61,000
HEI 5.43% senior notes, due 2034	35,000	35,000
HEI 3.74% senior notes, due 2051	20,000	20,000
HEI 3.94% senior notes, due 2052	20,000	20,000
Hamakua Energy 4.02% non-recourse notes, due 2030[2]	39,026	44,855
Mauo SOFR + 1.475% loan, paid in 2024[3]	—	5,384
Mauo 5.07% non-recourse term loan, due 2034 to 2035[2,4]	20,795	16,962
Kaʻieʻie Waho 2.79% non-recourse loan, due 2031[2]	8,517	9,727
Mahipapa 2.14% non-recourse loan, due 2034 to 2036[2,5]	53,263	53,743
Mahipapa 5.625% non-recourse loan, due 2027[2]	424	578
HEI revolving credit facility SOFR + 1.80%, due 2026 to 2027[6]	173,000	175,000
Less unamortized debt issuance costs and debt discount	(6,681)	(8,097)
Less current portion long-term debt, net of unamortized debt issuance cost	(109,171)	(16,496)
Long term debt, net	$2,690,387	$2,825,933
1     See components of “Total long-term debt” and unamortized debt issuance costs in Hawaiian Electric and subsidiaries’ Consolidated Statements of Capitalization.
2 Secured by real and personal property of the respective entity, including various land parcels, a 60-MW combined cycle facility, photovoltaic and battery storage infrastructure, and a biomass plant. The aggregate net book value of the collateralized property, plant & equipment is approximately $165 million as of December 31, 2024.
3 As of July 1, 2023, LIBOR was replaced by the term SOFR plus the applicable margin of 1.375%, plus an additional 0.10% replacement rate adjustment. On February 8, 2024, the outstanding loan balance was fully paid and the loan was terminated.
4    In February 2024, the final tranche of the non-recourse loan was drawn. The notes bear interest at SOFR plus 1.7%. In connection with the non-recourse notes drawn under the credit agreement, Mauo entered into interest rate swaps that effectively convert the rate on the floating rate notes to fixed rates of 4.91% and 5.10%. As of December 31, 2024, the weighted-average interest rate was 5.07%, and as of December 31, 2023, the fixed rate was 4.91%.
5     As of December 31, 2024 and 2023, the weighted-average interest rate was 2.14% and 1.90%, respectively.
6     The interest rate is based on term SOFR plus the applicable margin of 1.75%, reduced by a 0.05% sustainability margin adjustment, plus an additional 0.10% spread adjustment. As of December 31, 2024 and 2023, the weighted-average interest rate was 6.89% and 7.19%, respectively.
As of December 31, 2024, the aggregate principal payments required on the Company’s long-term debt for 2025 through 2029 are $110 million in 2025, $153 million in 2026, $435 million in 2027, $274 million in 2028 and $51 million in 2029. As of December 31, 2024, the aggregate payments of principal required on the Utilities’ long-term debt for 2025 through 2029 are $47 million in 2025, $125 million in 2026, $266 million in 2027, $68 million in 2028 and $35 million in 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Changes in long-term debt. As of December 31, 2024, HEI and Hawaiian Electric were in compliance with all applicable financial covenants.
HEI and Hawaiian Electric’s Credit Facilities. See Note 6 for more information.
Mahipapa non-recourse loan. In March 2024, a fire destroyed the cooling tower at the Mahipapa facility on Kauai. The fire was ignited from a vendor’s welding activities being performed on the cooling tower during its scheduled maintenance. As a result, the lender granted Mahipapa a deferral of three scheduled (July, September and December 2024) principal and interest payments totaling $5 million. The deferred payments will be repaid in quarterly payments commencing in March 2025. The facility was restarted in December 2024.

Note 8 · Shareholders’ equity
Reserved shares.  As of December 31, 2024, HEI had a total of 27.5 million of authorized and unissued shares of common stock available for future issuance under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), the HEI 2011 Nonemployee Director Stock Plan, the 2010 Equity and Incentive Plan, as amended, and at-the-market offering program.
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of AOCI were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2021	$(32,037)	$(3,638)	$(16,858)	$(52,533)	$(3,280)
Current period other comprehensive income (loss) and reclassifications, net of taxes	(296,867)	5,629	7,743	(283,495)	6,141
Balance, December 31, 2022	(328,904)	1,991	(9,115)	(336,028)	2,861
Current period other comprehensive income (loss) and reclassifications, net of taxes	45,941	(353)	1,090	46,678	(12)
Balance, December 31, 2023	(282,963)	1,638	(8,025)	(289,350)	2,849
Current period other comprehensive income (loss) and reclassifications, net of taxes	1,785	482	917	3,184	(63)
Discontinued operations	281,178	—	8,449	289,627	—
Balance, December 31, 2024	$—	$2,120	$1,341	$3,461	$2,786

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI			Affected line item in the Statement of Income/Balance Sheet
Years ended December 31	2024	2023	2022
(in thousands)
HEI consolidated
Available-for sale investment securities:
Net realized losses on securities included in net income	$—	$10,954	$—	Assets of discontinued operations
Amortization of unrealized holding losses on held-to-maturity securities	13,012	14,398	3,993	Income (loss) from discontinued operations
Net realized losses (gains) on derivatives qualifying as cash flow hedges	(201)	(186)	172	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost	(1,730)	(1,560)	19,659	See Note 11 for additional details
Impact of D&Os of the PUC included in regulatory assets	(63,708)	(8,204)	(199,936)	See Note 11 for additional details
Total reclassifications	$(52,627)	$15,402	$(176,112)
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost	$(2,035)	$(1,983)	$18,884	See Note 11 for additional details
Impact of D&Os of the PUC included in regulatory assets	(63,708)	(8,204)	(199,936)	See Note 11 for additional details
Total reclassifications	$(65,743)	$(10,187)	$(181,052)

Note 9 · Leases
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
The Utilities’ lease payments for each operating lease agreement were discounted using its estimated unsecured borrowing rates for the appropriate term, increased for the estimated impact of collateral, which is an increase of approximately 500 basis points.
The Utilities account for the battery portion of renewable energy plus storage and energy storage PPAs as leases at their commencement dates. As of December 31, 2024, the Utilities recognized additional finance lease liabilities with corresponding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ROU assets of $104.9 million, including AES West Oahu Solar, AES Kuihelani Solar and Kupono Solar project that began commercial operations during the year. The timing of the Utilities’ recognition of the expense conforms to ratemaking treatment for the Utilities’ recovery of the cost of electricity and is included in purchased power for the interest and amortization of financing leases related to PPAs. Any material differences between expense recognition and timing of payments are deferred as a regulatory asset or liability in order to match what is being recovered for ratemaking purposes.
Amounts related to the Company’s total lease cost and cash flows arising from lease transactions are as follows:

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2024	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$13,736	$4,163	$17,899	$12,821	$4,163	$16,984
Variable lease cost	5,378	222,189	227,567	5,191	222,189	227,380
Sublease income	(3,280)	—	(3,280)	(3,280)	—	(3,280)
Total operating lease cost	$15,834	$226,352	$242,186	$14,732	$226,352	$241,084
Finance lease costs:
Amortization of right-of-use assets	$574	$19,498	$20,072	$—	$19,498	$19,498
Interest on lease liabilities	33	32,344	32,377	—	32,344	32,344
Total finance lease cost	$607	$51,842	$52,449	$—	$51,842	$51,842
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,604	$3,871	$19,475	$14,739	$3,871	$18,610
Operating cash flows from finance leases	33	30,939	30,972	—	30,939	30,939
Financing cash flows from finance leases	559	4,119	4,678	—	4,119	4,119
Weighted-average remaining lease term (in years):
Operating leases	8.2	3.0	7.2	6.4	3.0	5.6
Finance leases	3.7	19.9	19.9	—	19.9	19.9
Weighted-average discount rate:
Operating leases	3.08%	8.78%	4.11%	2.95%	8.78%	4.21%
Finance leases	2.23%	8.50%	8.49%	—	8.50%	8.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2023	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$16,853	$4,071	$20,924	$15,947	$4,071	$20,018
Variable lease cost	5,813	202,556	208,369	5,605	202,556	208,161
Sublease income	(3,031)	—	(3,031)	(3,031)	—	(3,031)
Total operating lease cost	$19,635	$206,627	$226,262	$18,521	$206,627	$225,148
Finance lease costs:
Amortization of right-of-use assets	$390	$5,591	$5,981	$—	$5,591	$5,591
Interest on lease liabilities	32	6,350	6,382	—	6,350	6,350
Total finance lease cost	$422	$11,941	$12,363	$—	$11,941	$11,941
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,560	$4,071	$22,631	$17,729	$4,071	$21,800
Operating cash flows from finance leases	32	6,350	6,382	—	6,350	6,350
Financing cash flows from finance leases	391	3,128	3,519	—	3,128	3,128
Weighted-average remaining lease term (in years):
Operating leases	8.3	4.0	7.5	6.8	4.0	6.3
Finance leases	1.5	20.1	20.0	—	20.1	20.1
Weighted-average discount rate:
Operating leases	3.03%	3.50%	3.11%	2.92%	3.50%	3.03%
Finance leases	3.77%	8.18%	8.18%	—	8.18%	8.18%

The following table summarizes the maturity of our operating lease liabilities as of December 31, 2024:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
2025	$13	$5	$18	$12	$5	$17
2026	13	5	18	12	5	17
2027	7	5	12	6	5	11
2028	5	—	5	5	—	5
2029	5	—	5	5	—	5
Thereafter	24	—	24	16	—	16
Total lease payments	67	15	82	56	15	71
Less: Imputed interest	(9)	(2)	(11)	(5)	(2)	(7)
Total present value of lease payments[1]	$58	$13	$71	$51	$13	$64
1The fixed capacity payment related to the existing PPA with PGV, which will expire on December 31, 2027, is included as a lease liability as of December 31, 2024. The annual capacity payment based on the most recent accepted output is approximately $5.2 million for 2025. The lease liability will be remeasured when PGV ramps back up to the original contracted firm capacity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the maturity of our finance lease liabilities for PPAs as of December 31, 2024:

	HEI consolidated	Hawaiian Electric consolidated
(in millions)	PPAs classified as leases	PPAs classified as leases
2025	$45	$45
2026	45	45
2027	45	45
2028	45	45
2029	45	45
Thereafter	672	672
Total lease payments	897	897
Less: Imputed interest	(462)	(462)
Total present value of lease payments	$435	$435
Note: Other finance leases are not material.

Note 10 · Revenues
Revenue from contracts with customers. The revenues subject to ASC Topic 606 include the Utilities’ electric energy sales revenue as further described below.
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
The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the year the related revenues are recognized. For 2024, 2023 and 2022, the Utilities’ revenues include recovery of revenue taxes of approximately $285 million, $291 million and $303 million, respectively, which amounts are in “Taxes, other than income taxes” expense. However, the Utilities pay revenue taxes to the taxing authorities based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year end. As of December 31, 2024 and 2023, the Utilities had recorded $178 million and $182 million, respectively, in “Taxes accrued, including revenue taxes” on the Utilities’ consolidated balance sheet for amounts previously collected from customers or accrued for public service company taxes and PUC fees, net of amounts paid to the taxing authorities. Such amounts will be used to pay public service company taxes and PUC fees owed for the following year.
All Other.
All Other sales. Other sales primarily consist of revenues from the generation and sale of renewable energy at fixed contractual prices per kWh to customers under power purchase agreements by Pacific Current subsidiaries. The performance obligation is satisfied over time as renewable energy is generated and control is transferred to the customer that simultaneously receives and consumes the benefits provided. Payments from customers are generally due within 30 days from the end of the billing period. The bill to customers reflects the amount that corresponds directly with the value of performance to date. Pacific Current has elected to use the right to invoice practical expedient, which entitles it to recognize revenue in the amount they have the right to invoice.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue disaggregation. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Year ended December 31, 2024			Year ended December 31, 2023
(in thousands)	Electric utility	Other	Total	Electric utility	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$1,012,620	$—	$1,012,620	$1,026,321	$—	$1,026,321
Electric energy sales - commercial	1,013,189	—	1,013,189	1,044,045	—	1,044,045
Electric energy sales - large light and power	1,123,884	—	1,123,884	1,141,128	—	1,141,128
Electric energy sales - other	18,682	—	18,682	19,471	—	19,471
Other sales	—	11,923	11,923	—	17,540	17,540
Total revenues from contracts with customers	3,168,375	11,923	3,180,298	3,230,965	17,540	3,248,505
Revenues from other sources
Regulatory revenue	(2,566)	—	(2,566)	3,708	—	3,708
Other	40,891	1,227	42,118	34,848	442	35,290
Total revenues from other sources	38,325	1,227	39,552	38,556	442	38,998
Total revenues	$3,206,700	$13,150	$3,219,850	$3,269,521	$17,982	$3,287,503
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$3,168,375	$11,923	$3,180,298	$3,230,965	$17,540	$3,248,505
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2024 and 2023. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as “Accounts receivable and unbilled revenues, net” on HEI’s consolidated balance sheets and “Customer accounts receivable, net” and “Accrued unbilled revenues, net” on Hawaiian Electric’s consolidated balance sheets.
As of December 31, 2024, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers.

Note 11 · Retirement benefits
ASB benefit obligation. As a result of the ASB sale transaction on December 31, 2024, the Company is no longer required to recognize the contractual obligations of ASB retirement plans. Accordingly, ASB’s benefit obligation and AOCI are presented as discontinued operations in the table below. Unless otherwise noted, references within the retirement benefit footnote exclude discontinued operations.
Defined benefit plans. Substantially all of the employees of HEI and the Utilities hired on or before December 31, 2021, participate in the Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (HEI Pension Plan). The HEI Pension Plan (the Plan) was closed to new employees first hired on or after January 1, 2022. The Plan is a qualified, noncontributory defined benefit pension plan and includes benefits for utility union employees determined in accordance with the terms of the collective bargaining agreements between the Utilities and the union. The Plan is subject to the provisions of ERISA. In addition, some current and former executives and directors of HEI and its subsidiaries participate in noncontributory, nonqualified plans (collectively, Supplemental Plans). In general, benefits are based on the employees’ or directors’ years of service and compensation.
The continuation of the Plan and the Supplemental Plans and the payment of any contribution thereunder are not assumed as contractual obligations by the participating employers. The Supplemental Plan for directors has been frozen since 1996. The HEI Supplemental Executive Retirement Plan, Disability, and Death Benefit Plan (noncontributory, nonqualified, defined benefit plans) were frozen as of December 31, 2008. No participants have accrued any benefits under these plans after the respective plan’s freeze and the plans will be terminated at the time all remaining benefits have been paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The participating employer reserves the right to terminate its participation in the applicable plans at any time, and HEI reserves the right to terminate its plans at any time. If a participating employer terminates its participation in the Plan, the interest of each affected participant would become 100% vested to the extent funded. Upon the termination of the Plan, assets would be distributed to affected participants in accordance with the applicable allocation provisions of ERISA and any excess assets that exist would be paid to the participating employers. Participants’ benefits in the Plan are covered up to certain limits under insurance provided by the Pension Benefit Guaranty Corporation.
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
The PUC allowed the Utilities to adopt pension and OPEB tracking mechanisms in previous rate cases. The amount of the net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) to be recovered in rates is established by the PUC in each rate case or as allowed under the PBR Framework (see “Regulatory proceedings” in Note 4). Under the Utilities’ tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case. Accordingly, all retirement benefit expenses (except for executive life and nonqualified pension plan expenses, which amounted to $0.9 million and $0.7 million in 2024 and 2023, respectively) determined in accordance with GAAP will be recovered.
Under the tracking mechanisms, amounts that would otherwise be recorded in AOCI (excluding amounts for executive life and nonqualified pension plans), net of taxes, as well as other pension and OPEB charges, are allowed to be reclassified as a regulatory asset, as those costs will be recovered in rates through the NPPC and NPBC in the future. The Utilities have reclassified to a regulatory asset/(liability) charges for retirement benefits that would otherwise be recorded in AOCI (amounting to the elimination of a potential adjustment to AOCI of $(85.8) million pretax and $(11.1) million pretax for 2024 and 2023, respectively).
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
Defined benefit pension and other postretirement benefit plans information.  The changes in the obligations and assets of the Company’s and Utilities’ retirement benefit plans and the changes in AOCI (gross) for 2024 and 2023 (ASB included in AOCI debit/credit except for December 31, 2024) and the funded status of these plans and amounts related to these plans reflected in the Company’s and Utilities’ consolidated balance sheets as of December 31, 2024 and 2023 were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2024		2023
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
HEI consolidated
Benefit obligation, January 1- continuing operations	$1,951,821	$142,909	$1,776,060	$157,021
Benefit obligation, January 1- discontinued operations	81,157	434	80,705	415
Benefit obligation, January 1	2,032,978	143,343	1,856,765	157,436
Service cost	45,821	1,112	45,228	1,430
Interest cost	101,882	7,365	98,606	8,497
Actuarial loss (gain)	(106,453)	(9,913)	130,280	(13,863)
Participants contributions	—	4,024	—	3,542
Benefits paid and expenses	(99,494)	(13,594)	(98,353)	(13,718)
Change in projected benefit obligations - discontinued operations	(81,157)	(434)	452	19
Benefit obligation from continuing operations	1,893,577	131,903	1,951,821	142,909
Benefit obligation from discontinued operations	—	—	81,157	434
Benefit obligation, December 31	1,893,577	131,903	2,032,978	143,343
Fair value of plan, January 1 - continuing operations	1,871,872	207,372	1,707,267	190,547
Fair value of plan, January 1 - discontinued operations	101,667	—	99,112	—
Fair value of plan assets, January 1	1,973,539	207,372	1,806,379	190,547
Actual return on plan assets	105,938	19,438	252,998	25,926
Employer contributions	8,778	—	8,274	—
Participants contributions	—	4,024	—	3,542
Benefits paid and expenses	(97,735)	(12,944)	(96,667)	(12,643)
Change in plan assets - discontinued operations	(101,667)	—	2,555	—
Fair value of plan assets from continuing operations	1,888,853	217,890	1,871,872	207,372
Fair value of plan assets from discontinued operations	—	—	101,667	—
Fair value of plan assets, December 31	1,888,853	217,890	1,973,539	207,372
Accrued benefit asset (liability) from continuing operations	(4,724)	85,987	(79,949)	64,463
Accrued benefit asset (liability) from discontinued operations	—	—	20,510	(434)
Accrued benefit asset (liability), December 31	$(4,724)	$85,987	$(59,439)	$64,029
Other assets (long-term)	$20,269	$87,066	$—	$65,527
Other liabilities (short-term)	(1,780)	(1,079)	(1,757)	(1,064)
Defined benefit plans liability	(23,213)	—	(78,192)	—
Accrued benefit asset (liability) from continuing operations	(4,724)	85,987	(79,949)	64,463
Accrued benefit asset (liability) from discontinued operations	—	—	20,510	(434)
Accrued benefit asset (liability), December 31	$(4,724)	$85,987	$(59,439)	$64,029
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$85,262	$(49,618)	$74,418	$(26,238)
Recognized during year – prior service credit	—	—	—	875
Recognized during year – net actuarial gain (loss)	(359)	2,898	(182)	1,865
Occurring during year – net actuarial loss (gain)	(73,969)	(15,401)	12,471	(26,140)
Adjustment from discontinued operations	(11,897)	142	(1,445)	20
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	(963)	(61,979)	85,262	(49,618)
Cumulative impact of PUC D&Os	5,999	55,140	(67,732)	43,066
AOCI debit/(credit), December 31	$5,036	$(6,839)	$17,530	$(6,552)
Net actuarial loss (gain)	$(963)	$(61,979)	$85,262	$(49,618)
Prior service gain	—	—	—	—
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	(963)	(61,979)	85,262	(49,618)
Cumulative impact of PUC D&Os	5,999	55,140	(67,732)	43,066
AOCI debit/(credit), December 31	5,036	(6,839)	17,530	(6,552)
Income taxes (benefits)	(1,297)	1,761	(4,639)	1,689
AOCI debit/(credit), net of taxes (benefits), December 31	$3,739	$(5,078)	$12,891	$(4,863)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2024		2023
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Hawaiian Electric consolidated
Benefit obligation, January 1	$1,888,463	$136,572	$1,716,125	$150,534
Service cost	44,669	1,096	44,143	1,415
Interest cost	98,492	7,039	95,351	8,143
Actuarial loss (gain)	(104,692)	(9,688)	126,846	(13,721)
Participants contributions	—	3,951	—	3,473
Benefits paid and expenses	(95,785)	(12,835)	(94,783)	(13,272)
Transfers	(693)	(47)	781	—
Benefit obligation, December 31	1,830,454	126,088	1,888,463	136,572
Fair value of plan assets, January 1	1,827,285	204,140	1,665,880	187,494
Actual return on plan assets	103,457	19,299	246,976	25,529
Employer contributions	8,733	—	8,252	—
Participants contributions	—	3,951	—	3,473
Benefits paid and expenses	(95,261)	(12,600)	(94,332)	(12,356)
Other	(538)	(47)	509	—
Fair value of plan assets, December 31	1,843,676	214,743	1,827,285	204,140
Accrued benefit asset (liability), December 31	$13,222	$88,655	$(61,178)	$67,568
Defined benefit pension and other postretirement benefit plans asset	$20,164	$88,655	$—	$67,568
Other liabilities (short-term)	(514)	—	(507)	—
Defined benefit plans liability	(6,428)	—	(60,671)	—
Accrued benefit asset (liability), December 31	$13,222	$88,655	$(61,178)	$67,568
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$69,339	$(48,510)	$57,264	$(25,402)
Recognized during year – prior service credit	—	—	—	872
Recognized during year – net actuarial gain (loss)	(99)	2,840	(28)	1,827
Occurring during year – net actuarial loss (gain)	(73,215)	(15,245)	12,103	(25,807)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	(3,975)	(60,915)	69,339	(48,510)
Cumulative impact of PUC D&Os	5,999	55,140	(67,732)	43,066
AOCI debit/(credit), December 31	$2,024	$(5,775)	$1,607	$(5,444)
Net actuarial loss (gain)	$(3,975)	$(60,915)	$69,339	$(48,510)
Prior service gain	—	—	—	—
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	(3,975)	(60,915)	69,339	(48,510)
Cumulative impact of PUC D&Os	5,999	55,140	(67,732)	43,066
AOCI debit/(credit), December 31	2,024	(5,775)	1,607	(5,444)
Income taxes (benefits)	(522)	1,487	(414)	1,402
AOCI debit/(credit), net of taxes (benefits), December 31	$1,502	$(4,288)	$1,193	$(4,042)
Pension benefits. In 2024, actuarial gains due to demographic experience, including any assumption changes, improved the funded position, offset by losses on the actual return on plan assets. The most impactful assumption change was the increase in the discount rate used to measure PBO compared to the prior year. Investment returns that were less than assumed partially offset the gain from the discount rate change.
In 2023, actuarial losses due to demographic experience, including any assumption changes, reduced the funded position. The most impactful of these assumption changes were the decrease in the discount rate used to measure PBO compared to the prior year and the change in assumed rates of retirement. Investment returns greater than assumed largely offset the decline.
Other benefits. In 2024, actuarial gains due to demographic experience, including any assumption changes, improved the funded position. The most impactful assumption change was the increase in the discount rate used to measure APBO compared to the prior year. In addition, investment returns that were better than expected, medical claims increases that were less than expected, and demographic experience further improved the funded position.
In 2023, actuarial gains due to demographic experience, including any assumption changes, improved the funded position. The most impactful of these assumption changes was a reduction in the percentage of participants expected to participate. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
gain was partially offset by a decrease in the discount rate. Investment returns greater than assumed further improved the funded position.
The dates used to determine retirement benefit measurements for the defined benefit plans and OPEB were December 31 of 2024, 2023 and 2022.
The Company uses the fair value method for the plans’ fixed income securities in the calculation of the expected return on plan assets component of NPPC and NPBC. The remaining plan assets continue to use the calculated market-related value methodology. The Company considers the fair value approach to be preferable for its fixed-income securities portfolio because it results in a current reflection of the changes in the value of plan assets in a way similar to the obligations it is intended to hedge. Amounts related to the Utilities were reflected as adjustments to regulatory assets as appropriate, consistent with the expected regulatory treatment as described in the following paragraph.
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
The asset allocation of defined benefit retirement plans to equity and fixed income securities (excluding cash) and related investment policy targets and ranges were as follows:

	Pension benefits			Other benefits
		Investment policy[1]			Investment policy[1]
December 31, 2024%		Target	Range[2]	%	Target	Range[2]
Assets held by category
U.S. equity securities	48%	46%	8-100%	54%	54%	14-100%
Non-U.S equity securities	19	17	0-37%	21	20	0-40%
Fixed income securities	30	32	11-51%	25	26	6-46%
Private equity	3	5	0-10%	—	—	—
	100%	100%		100%	100%

	Pension benefits			Other benefits
		Investment policy			Investment policy
December 31, 2023%		Target	Range[3]	%	Target	Range[3]
Assets held by category
U.S. equity securities	56%	50%	40-65%	58%	50%	40-65%
Non-U.S equity securities	13	15	5-25%	15	15	5-25%
Fixed income securities	28	30	20-60%	27	30	20-60%
Private equity	3	5	0-10%	—	5	0-10%
	100%	100%		100%	100%
1    Effective December 31, 2024, the investment policy statement was updated to reflect the 2024 transition from separately active investment managers to an outsourced chief investment officer model.
2    As of December 31, 2024, the broad range for equity securities is a minimum of 43% and a maximum of 83%, for pension benefits and a minimum of 54% and maximum of 94%, for other benefits.
3    As of December 31, 2023, the broad range for equity securities is a minimum of 60% and a maximum of 80% for pension benefits and other benefits.
The fair values of the investments shown in the tables below represent the Company’s best estimates of the amounts that would be received upon sale of those assets in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
asset at the measurement date, the fair value measurement reflects the Company’s judgments about the assumptions that market participants would use in pricing the asset. Those judgments are developed by the Company based on the best information available in the circumstances.
The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2024 and 2023.
Equity securities, equity index fund, exchange-traded funds, U.S. Treasury fixed income securities and mutual funds (Level 1).  Equity securities, equity index fund, exchange-traded funds, U.S. Treasury fixed income securities and mutual funds are valued at the closing price reported on the active market on which the individual securities or funds are traded.
Fixed income securities (Level 2).  Fixed income, other than those issued by the U.S. Treasury, are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets held in various trusts for the retirement benefit plans are measured at fair value on a recurring basis and were as follows:

	Pension benefits			Other benefits
		Fair value measurements using			Fair value measurements using
(in millions)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
2024
U.S. equity securities	$403	$403	$—	$48	$48	$—
Non-U.S. equity securities	20	20	—	2	2	—
U.S. equity index and exchange-traded funds (ETFs)	484	484	—	63	63	—
Non-U.S. equity index and ETFs	326	326	—	41	41	—
Total equity investments	1,233	1,233	—	154	154	—
Fixed income securities	546	401	145	52	22	30
Private equity at net asset value (NAV)	63	—	—	1	—	—
Cash equivalents, fund and at NAV	45	—	—	10	10	—
Total	1,887	$1,634	$145	217	$186	$30
Cash, receivables and payables, net	2			1
Fair value of plan assets	$1,889			$218
2023
U.S. equity securities	$449	$449	$—	$54	$54	$—
Non-U.S. equity securities	165	165	—	20	20	—
U.S. equity index and ETFs	584	584	—	64	64	—
Non-U.S. equity investments at NAV	77	—	—	10	—	—
Total equity investments	1,275	1,198	—	148	138	—
Fixed income securities[1]	85	13	72	—	—	—
Fixed income mutual and ETFs	264	264	—	53	53	—
Fixed income investments at NAV	250	—	—	2	—	—
Total fixed income investments	599	277	72	55	53	—
Private equity at NAV	50	—	—	1	—	—
Cash equivalents, fund and at NAV[1]	60	15	—	3	3	—
Total	1,984	$1,490	$72	207	$194	$—
Cash, receivables and payables, net[1]	(10)			—
Fair value of plan assets	$1,974			$207

1     Includes ASB assets held within the pension trust. As of December 31, 2023, ASB fixed income securities totaled $85 million, cash equivalents totaled $15 million and cash, receivables and payables, net totaled $1 million.
The fair value of investments measured at NAV presented in the table above is intended to permit reconciliation to the fair value of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table represents assets measured at NAV.

	Pension benefits			Other benefits
Measured at NAV	December 31	Redemption frequency	Redemption notice period	December 31	Redemption frequency	Redemption notice period
(in millions)
2024
Private equity (a)	$63	NA	NA	$1	NA	NA
Cash equivalents (b)	45	Daily	0-1 day	—	Daily	0-1 day
	$108			$1
2023
Non-U.S. equity funds (c)	$77	Daily-Monthly	5-30 days	$10	Daily-Monthly	5-30 days
Fixed income investments (d)	250	Daily	15 days	2	Daily	15 days
Private equity (a)	50	NA	NA	1	NA	NA
Cash equivalents (b)	45	Daily	0-1 day	—	Daily	0-1 day
	$422			$13
NA Not applicable
None of the investments presented in the tables above have unfunded commitments, other than private equity disclosed in (a) below.
(a)     Represents investment in a private equity fund. The fund is valued as reported by the General Partner, based on the valuation of the underlying investments. As of December 31, 2024 and 2023, the unfunded commitment of the private equity fund was $122 million and $138 million, respectively. A second tranche commitment of $100 million was entered into effective January 1, 2023. The fund does not allow redemptions but may be dissolved with six months written notice. The termination date of the fund is November 1, 2100, unless dissolved earlier.
(b)     Represents investments in cash equivalent funds. This class includes funds that invest primarily in securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and may also invest in fixed income securities of investment grade issuers.
(c)     Represents investments in funds that primarily invest in non-U.S. emerging markets equities. Redemption frequency for pension benefits assets as of December 31, 2023 were daily, 63% and monthly, 37%. Redemption frequency for other benefits assets as of December 31, 2023 were: daily, 61% and monthly, 39%.
(d)     Represents investments in fixed income securities invested in a US-dollar denominated fund that seeks to exceed the Bloomberg US Long Corporate A or Better Bond Index through investments in US-dollar denominated fixed income securities and commingled vehicles.
The following weighted-average assumptions were used in the accounting for the plans:

	Pension benefits			Other benefits
December 31	2024	2023	2022	2024	2023	2022
Benefit obligation
Discount rate	5.77%	5.35%	5.67%	5.72%	5.39%	5.66%
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
Net periodic pension/benefit cost (years ended)
Discount rate	5.35	5.67	3.05	5.39	5.66	3.07
Expected return on plan assets (gross return)	7.25	7.25	7.25	7.25	7.25	7.25
Rate of compensation increase[1]	3.5	3.5	3.5	NA	NA	NA
NA  Not applicable
1     HEI and the Utilities use a graded rate of compensation increase assumption based on age. The rate provided above is an average across all future years of service for the current population.
The Company and the Utilities based their selection of an assumed discount rate for 2025 NPPC and NPBC and December 31, 2024 disclosure on a cash flow matching analysis that utilized bond information provided by Bloomberg for all non-callable, high quality bonds (generally rated Aa or better) as of December 31, 2024. In selecting the expected rate of return on plan assets for 2025 NPPC and NPBC, HEI and the Utilities considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the Plans’ asset allocations, industry and corporate surveys and the past performance of the plans’ assets in selecting 7.25%. For 2024, retirement benefit plans’ assets of the Company and the Utilities both had a net gain of 6.7%.
As of December 31, 2024, the assumed health care trend rates for 2025 and future years were as follows: medical pre-65, 7.00% grading down to 5% for 2032 and thereafter; medical post-65, 6.50%, grading down to 5% for 2030 and thereafter; dental,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5%; and vision, 4%. As of December 31, 2023, the assumed health care trend rates for 2024 and future years were as follows: medical, 6.25%, grading down to 5% for 2029 and thereafter; dental, 5%; and vision, 4%.
The components of NPPC and NPBC were as follows:

	Pension benefits			Other benefits
(in thousands)	2024	2023	2022	2024	2023	2022
HEI consolidated
Service cost	$45,821	$45,228	$77,823	$1,112	$1,430	$2,580
Interest cost	101,882	98,606	76,817	7,365	8,497	6,488
Expected return on plan assets	(138,422)	(135,189)	(137,160)	(13,950)	(13,648)	(13,621)
Amortization of net prior service gain	—	—	—	—	(875)	(928)
Amortization of net actuarial losses (gains)	359	182	27,285	(2,898)	(1,865)	(8)
Net periodic pension/benefit cost	9,640	8,827	44,765	(8,371)	(6,461)	(5,489)
Impact of PUC D&Os	71,448	71,905	37,148	7,769	5,846	4,966
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$81,088	$80,732	$81,913	$(602)	$(615)	$(523)
Hawaiian Electric consolidated
Service cost	$44,669	$44,143	$75,845	$1,096	$1,415	$2,554
Interest cost	98,492	95,351	74,363	7,039	8,143	6,227
Expected return on plan assets	(135,095)	(131,962)	(133,873)	(13,742)	(13,442)	(13,381)
Amortization of net prior service gain	—	—	—	—	(872)	(925)
Amortization of net actuarial losses (gains)	99	28	26,358	(2,840)	(1,827)	—
Net periodic pension/benefit cost	8,165	7,560	42,693	(8,447)	(6,583)	(5,525)
Impact of PUC D&Os	71,448	71,905	37,148	7,769	5,846	4,966
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$79,613	$79,465	$79,841	$(678)	$(737)	$(559)
The Company recorded pension expense of $47 million, $43 million and $47 million in 2024, 2023 and 2022, respectively, and OPEB income of $(0.2) million, $(0.1) million and $(0.1) million in 2024, 2023 and 2022, respectively, and charged the remaining amounts primarily to electric utility plant. The Utilities recorded pension expense of $45 million, $42 million and $45 million, respectively, and OPEB income of $(0.3) million, $(0.3) million and $(0.1) million in 2024, 2023 and 2022, respectively, and charged the remaining amounts primarily to electric utility plant.
Additional information on the defined benefit pension plans’ accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), and pension plans with ABOs and PBOs in excess of plan assets as of December 31, 2024 and 2023 were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2024	2023	2024	2023
(in billions)
Defined benefit pension plans - ABOs[1]	$1.7	$1.8	$1.7	$1.7
Defined benefit pension plans with PBOs in excess of plan assets[2]
PBOs	1.9	2.0	—	1.9
Fair value of plan assets	1.9	1.9	—	1.8
1 There are no defined benefit pension plans with ABOs in excess of fair value of plan assets.
2 Hawaiian Electric’s defined benefit pension plans do not have PBOs in excess of fair value of plan assets.
HEI consolidated. The Company estimates that the cash funding for the qualified defined benefit pension plans in 2025 will be $9 million, which will fully satisfy the ERISA minimum required contribution, the requirements of the Utilities’ pension tracking mechanisms and the Plan’s funding policy. The Company’s current estimate of contributions to its other postretirement benefit plans in 2025 is nil.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2024, the benefits expected to be paid under all retirement benefit plans in 2025, 2026, 2027, 2028, 2029 and 2030 through 2034 amount to $111 million, $115 million, $119 million, $122 million, $126 million and $677 million, respectively.
Hawaiian Electric consolidated. The Utilities estimate that the cash funding for the qualified defined benefit pension plan in 2025 will be $9 million, which will fully satisfy the ERISA minimum required contribution, the requirements of the pension tracking mechanisms and the Plan’s funding policy. The Utilities’ current estimate of contributions to its other postretirement benefit plans in 2025 is nil.
As of December 31, 2024, the benefits expected to be paid under all retirement benefit plans in 2025, 2026, 2027, 2028, 2029 and 2030 through 2034 amounted to $106 million, $111 million, $114 million, $117 million, $121 million and $652 million, respectively.
Defined contribution plans information.  For 2024, 2023 and 2022, the Company’s expense and cash contributions for its defined contribution plans under the HEIRSP was $8 million, $6 million and $4 million, respectively. Included in the 2024, 2023 and 2022 amounts are non-elective employer contributions for the Utilities and HEI employees first hired on or after January 1, 2022, equal to 10% of those new employees’ annual compensation. For 2024, 2023 and 2022 the Utilities’ expense and cash contributions for its defined contribution plan under the HEIRSP was $7 million, $6 million and $4 million, respectively.

Note 12 · Share-based compensation
As a result of the ASB sale transaction on December 31, 2024, previously recorded share-based awards to ASB participants under the EIP (defined below) were cancelled. Unless otherwise noted, amounts in the share-based compensation footnote include discontinued operations.
Under the 2010 Equity and Incentive Plan, as amended and restated effective February 9, 2024 (EIP), HEI can issue shares of common stock as incentive compensation to non-employee directors and selected employees and consultants in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards.
As of December 31, 2024, approximately 1.8 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.7 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Restricted stock units awarded under the EIP in 2023 and 2022 will vest and be issued in unrestricted stock in three equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become vested for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividend equivalent rights are accrued and are paid at the end of the restriction period when the associated restricted stock units vest.
Stock performance awards granted under the 2024-26, 2023-25 and 2022-24 long-term incentive plans (LTIP) entitle the grantee to shares of common stock with dividend equivalent rights once service conditions and performance conditions are satisfied at the end of the three-year performance period. LTIP awards are forfeited for terminations of employment during the performance period, except that pro-rata participation is provided for terminations due to death, disability and retirement based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the stock performance awards portion of the LTIP has been recognized in accordance with the fair-value-based measurement method of accounting for performance shares.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI and its principal subsidiaries. As of December 31, 2024, there were 168,177 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit from continuing operations were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	2024	2023	2022
HEI consolidated
Share-based compensation expense[1]	$3.6	$6.8	$7.5
Income tax benefit	0.3	1.4	1.5
Hawaiian Electric consolidated
Share-based compensation expense[1]	1.8	3.3	3.0
Income tax benefit	0.2	0.8	0.7
1For 2024, 2023 and 2022, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

(dollars in millions)	2024	2023	2022
Shares granted	—	40,450	35,720
Fair value	$—	$1.5	$1.5
Income tax benefit	—	0.4	0.4
The number of shares issued to each nonemployee director of HEI and its principal subsidiaries is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2024		2023		2022
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	189,024	$41.23	182,528	$39.75	233,448	$38.10
Granted	—	—	100,088	42.41	98,463	41.31
Vested	(98,084)	40.43	(84,794)	39.41	(96,282)	37.75
Cancelled (2)	(24,241)	42.06	—	—	—	—
Forfeited	(1,071)	41.97	(8,798)	41.63	(53,101)	39.01
Outstanding, December 31	65,628	$42.09	189,024	$41.23	182,528	$39.75
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$4.2		$4.1
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
(2)Represents activity of discontinued operations.
For 2024, 2023 and 2022, total restricted stock units and related dividends that vested had a fair value of $1.4 million, $3.7 million and $4.2 million, respectively, and the related tax benefits were $0.3 million, $0.8 million and $0.6 million, respectively.
As of December 31, 2024, there was $1.1 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.1 years.
Long-term incentive plan payable in stock.  The 2022-24, 2023-25 and 2024-26 LTIPs provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Peer Group (Edison Electric Institute Index (EEI Index) for the 2022-24 performance period, and compared to the Company's compensation peer group consisting of companies in the EEI Index and approved by the Company's Compensation and Human Capital Management Committee for the 2023-25 and 2024-26 performance periods), in each case over the relevant three-year period. The other performance condition goals relate to EPS growth, cumulative EPS, return on average common equity (ROACE), carbon emissions reduction, Hawaiian Electric’s net income growth, credit rating and public safety and Pacific Current’s EBITDA growth and return on average invested capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	2024		2023		2022
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	76,477	$50.11	71,574	$47.67	90,974	$42.86
Granted	62,152	17.28	27,123	55.98	26,469	54.92
Vested (issued or unissued and cancelled)	(28,577)	41.12	(18,691)	48.62	(29,042)	41.07
Cancelled (2)	(10,821)	55.46	—	—	—	—
Forfeited	(790)	55.64	(3,529)	53.72	(16,827)	44.45
Outstanding, December 31	98,441	$31.36	76,477	$50.11	71,574	$47.67
Total weighted-average grant-date fair value of shares granted (in millions)	$1.1		$1.5		$1.5
(1)Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
(2)Represents activity of discontinued operations.
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2024	2023	2022
Risk-free interest rate	4.25%	4.19%	1.71%
Expected life in years	3	3	3
Expected volatility	52.5%	33.1%	31.0%
Range of expected volatility for Peer Group	12.3% to 52.5%	28.7% to 38.8%	25.4% to 76.7%
Grant date fair value (per share)	$17.28	$55.98	$54.92
There were no share-based LTIP awards linked to TSR with a vesting date in 2024 and 2023. For 2022, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million, and the related tax benefits were $0.1 million.
As of December 31, 2024, there was $1.1 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.8 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2024		2023		2022
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	327,085	$39.44	309,589	$39.50	306,342	$38.42
Granted	362,963	13.09	108,499	42.41	105,860	41.31
Vested	(113,118)	34.93	(62,778)	48.07	(71,807)	37.68
Increase above target/(cancelled) due to performance	(91,521)	41.31	(13,153)	36.59	36,505	35.75
Cancelled (2)	(43,277)	41.86	—	—	—	—
Forfeited	(3,165)	42.06	(15,072)	42.19	(67,311)	37.35
Outstanding, December 31	438,967	$18.17	327,085	$39.44	309,589	$39.50
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$4.8		$4.6		$4.4
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
(2)Represents activity of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For 2024, 2023 and 2022, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million, $2.9 million and $3.2 million, respectively, and the related tax benefits were $0.3 million, $0.6 million and $0.4 million, respectively.
As of December 31, 2024, there was $3.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 13 · Income taxes
The components of income taxes attributable to income (loss) from continuing operations for common stock were as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2024	2023	2022	2024	2023	2022
(in thousands)
Federal
Current	$13,220	$22,206	$61,511	$34,216	$40,365	$75,118
Deferred	(376,141)	1,951	(37,922)	(373,316)	(3,444)	(39,646)
Deferred tax credits, net*	—	52	4,031	—	22	137
	(362,921)	24,209	27,620	(339,100)	36,943	35,609
State
Current	2,009	2,924	6,467	7,864	9,367	15,780
Deferred	(110,050)	7,401	4,772	(108,311)	4,883	(1,769)
Deferred tax credits, net*	—	—	56	—	—	56
	(108,041)	10,325	11,295	(100,447)	14,250	14,067
Total	$(470,962)	$34,534	$38,915	$(439,547)	$51,193	$49,676
*     In 2022, primarily represents federal tax credits related to Mauo’s solar-plus-storage project, deferred and amortized starting in 2022.
A reconciliation of the amount of income taxes computed at the federal statutory rate to the amount provided in the consolidated statements of income was as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2024	2023	2022	2024	2023	2022
(in thousands)
Amount at the federal statutory income tax rate	$(376,235)	$38,283	$42,410	$(349,423)	$51,899	$50,526
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(85,483)	7,989	8,812	(79,487)	11,097	11,026
Net deferred tax asset (liability) adjustment related to the Tax Act	(6,200)	(7,316)	(9,886)	(6,200)	(7,316)	(9,886)
Tax credits, net	(2,987)	(2,251)	(487)	(2,987)	(2,251)	(397)
Other, net	(57)	(2,171)	(1,934)	(1,450)	(2,236)	(1,593)
Total	$(470,962)	$34,534	$38,915	$(439,547)	$51,193	$49,676
Effective income tax rate (%)	26.3	18.9	19.3	26.4	20.7	20.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of book and tax basis differences that give rise to deferred tax assets and liabilities were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2024	2023	2024	2023
(in thousands)
Deferred tax assets
Wildfire tort-related claims	$483,749	$—	$483,749	$—
Regulatory liabilities, excluding amounts attributable to property, plant and equipment	76,765	78,884	$76,765	$78,884
Lease liabilities	130,556	109,480	128,610	107,409
Retirement benefits	45,879	28,623	40,568	23,247
Revenue taxes	48,379	49,522	48,379	49,522
Capital loss carryforward	66,430	—	—	—
Other[1]	35,827	27,003	22,387	20,817
Total deferred income tax assets	887,585	293,512	800,458	279,879
Valuation allowances	(73,459)	—	—	—
Total deferred income tax assets, net	814,126	293,512	800,458	279,879
Deferred tax liabilities
Property, plant and equipment related	542,109	527,323	532,257	513,064
Lease right-of-use assets	130,483	109,420	128,610	107,409
Regulatory assets, excluding amounts attributable to property, plant and equipment	21,678	21,872	21,678	21,872
Other	47,148	37,103	46,330	36,535
Total deferred income tax liabilities	741,418	695,718	728,875	678,880
Net deferred income tax asset (liability)	$72,708	$(402,206)	$71,583	$(399,001)
1     As of December 31, 2024, HEI consolidated has deferred tax assets of $3.8 million relating to the benefit of state tax credit carryforwards of $5.2 million. These state tax credit carryforwards primarily relate to the West Loch PV project that do not expire.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not the Company and the Utilities will realize substantially all of the benefits of the deferred tax assets, excluding the capital loss from the sale of ASB. As of December 31, 2024 and 2023, valuation allowances for deferred tax benefits were $73.5 million and nil, respectively, recorded on HEI consolidated related to the capital loss from the sale of ASB and the book/tax difference in equity basis of retained ASB stock. Since capital losses can only be offset against capital gains, the Company believes that it is more likely than not that the tax benefit from ASB's capital loss will not be realized. This is due to the lack of expected capital gains and no tax strategies in place to generate capital gains within the next five years before the loss expires. As a result, a valuation allowance was established in 2024. The Utilities are included in the consolidated federal and Hawaii income tax returns of HEI and are subject to the provisions of HEI’s tax sharing agreement, which determines each subsidiary’s (or subgroup’s) income tax return liabilities and refunds on a standalone basis as if it filed a separate return (or subgroup consolidated return).
The following is a reconciliation of the Company’s liability for unrecognized tax benefits for 2024, 2023 and 2022.

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2024	2023	2022	2024	2023	2022
Unrecognized tax benefits, January 1	$27.7	$30.6	$17.1	$15.6	$11.7	$11.6
Additions based on tax positions taken during the year	0.7	0.5	19.0	—	0.3	0.1
Reductions based on tax positions taken during the year	(0.1)	—	(3.5)	—	—	—
Additions for tax positions of prior years	1.5	3.8	0.6	1.5	3.7	0.2
Reductions for tax positions of prior years	(4.6)	(7.2)	(2.6)	(0.6)	(0.1)	(0.2)
Lapses of statute of limitations	(1.9)	—	—	(0.5)	—	—
Settlement	(10.8)	—	—	(10.8)	—	—
Unrecognized tax benefits, December 31	$12.5	$27.7	$30.6	$5.2	$15.6	$11.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Internal Revenue Service began its examination of the Company’s U.S. income tax returns for 2017 and 2018 in the third quarter of 2020. As of December 31, 2024, the Company’s 2017 and 2018 IRS examination was completed and resulted in a reversal of $10.8 million of unrecognized tax benefits.
At December 31, 2024 and 2023, there were $5.2 million and $13.8 million of unrecognized tax benefits, respectively, that, if recognized, would affect the Company’s and Utilities’ annual effective tax rate.
Based on information currently available, the Company and the Utilities believe these accruals have adequately provided for potential income tax issues with federal and state tax authorities, and that the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.
Tax years post 2020 remains open under Federal and Hawaii statues of limitations.
HEI consolidated. The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense, net” and penalties, if any, in operating expenses. In 2024, 2023 and 2022, the Company recognized approximately $0.3 million, $1.3 million and $0.4 million, respectively, in interest expense. The Company had $2.3 million and $1.9 million of interest accrued as of December 31, 2024 and 2023, respectively.
Hawaiian Electric consolidated. The Utilities recognize interest accrued related to unrecognized tax benefits in “Interest expense and other charges, net” and penalties, if any, in operating expenses. In each of 2024, 2023 and 2022, the Utilities recognized approximately $0.3 million, $0.1 million and $0.1 million in interest expense, respectively. The Utilities had $0.1 million and $0.4 million of interest accrued as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, the disclosures above present the Company’s and the Utilities’ accruals for potential tax liabilities, which involve management’s judgment regarding the likelihood of the benefits being sustained under governmental review.
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
The IRA also creates new tax credits and enhances others to stimulate investment in renewable energy sources. Certain provisions of the IRA became effective in tax year 2023. The Company is exploring clean energy tax incentives included in the IRA. However, the potential IRA tax credits would not be material to the Company’s financial statements given the current operations of the business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14 · Cash flows

Years ended December 31	2024	2023	2022
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Activities from continuing operations:
Interest paid to non-affiliates, net of amounts capitalized	$131	$109	$94
Interest paid on finance lease obligations	31	6	1
Income taxes paid (net of refundable credits)	32	24	32
Income taxes refunded (including refundable credits)	—	1	2
Activities from discontinued operations:
Interest paid to non-affiliates, net of amounts capitalized	121	61	12
Income taxes paid (net of refundable credits)	4	4	9
Income taxes refunded (including refundable credits)	2	—	—
Hawaiian Electric consolidated
Interest paid to non-affiliates, net of amounts capitalized	88	74	69
Interest paid on finance lease obligations	31	6	1
Income taxes paid (net of refundable credits)	59	39	67
Income taxes refunded (including refundable credits)	—	2	—
Supplemental disclosures of noncash activities
HEI consolidated
Activities from continuing operations:
Property, plant and equipment-Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	43	43	67
Common stock dividends reinvested in HEI common stock (financing) [1]	—	5	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	2	—	47
Property, plant, equipment and other assets received in exchange for the assumption of debt associated with a business acquisition (investing)	—	—	68
Debt, lease liabilities and other liabilities assumed in business acquisition (financing)	—	—	68
Common stock issued (gross) for director and executive/management compensation (financing)[1]	2	6	9
Right-of-use assets obtained in exchange for finance lease obligations (financing)	106	294	48
Activities from discontinued operations:
Sale of ASB (investing/financing) (see Note 5)	(508)	—	—
Property, plant and equipment-Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	—	—	1
Loans transferred from held for investment to held for sale (investing)	29	106	—
Transfer of retail repurchase agreements to deposit liabilities (financing)	—	98	—
Obligations to fund low income housing investments, net (investing)	—	18	9
Transfer of securities from available for sale to held to maturities (investing)	—	—	755
Common stock issued (gross) for director and executive/management compensation (financing)[1]	1	2	1
Right-of-use assets obtained in exchange for operating lease obligations (investing)	5	1	4
Hawaiian Electric consolidated
Electric utility property, plant and equipment-Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	42	42	64
Right-of-use assets obtained in exchange for operating lease obligations (investing)	2	—	44
Right-of-use assets obtained in exchange for finance lease obligations (financing)	105	294	48
HEI Consolidated and Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	19	21	14
Increase related to an acquisition (investing)	—	—	15
1 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 · Regulatory restrictions on net assets
The ability of Hawaiian Electric to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of the total capitalization of the electric utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2024, the consolidated common stock equity of HEI’s electric utility subsidiaries was 33% of their total capitalization, which includes finance lease liabilities in the calculation of total capitalization. The Utilities plan to file with the PUC, a modified capitalization ratio of 37% to align with its debt covenant requirements, which excludes finance lease liabilities resulting from power purchase agreements. As of December 31, 2024, Hawaiian Electric and its subsidiaries had common stock equity of $1.2 billion, which, in total, was not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval.
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
The Utilities are regulated operating electric public utilities engaged in the generation, purchase, transmission, distribution and sale of electricity on the islands of Oahu, Hawaii, Maui, Lanai and Molokai in the State of Hawaii. The Utilities provide the only electric public utility service on the islands they serve. The Utilities extend credit to customers, all of whom reside or conduct business in the State of Hawaii. See Note 4 for a discussion of the Utilities’ major customers. The Utilities target compensation at market rates, and due to the significant increase in competitive market pay for linemen over the past few years, provided an 11.4% market rate adjustment and a 4% annual incentive effective February 1, 2024. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement. On January 26, 2024, a new three-year contract was ratified and is in effect from November 1, 2024 through October 31, 2027. The contract provides for a 3% general wage increase in each year of the three-year contract, double time for callouts, and a 1% incentive payment upon achievement of specified objectives.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and restricted cash. The Company maintains its cash with what management believes to be high-credit quality financial institutions located in the U.S. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. At times, deposits held at these banks may exceed the insured limits. As of December 31, 2024, HEI held cash and cash equivalents and restricted cash of $2 million and $10 million, respectively, in FDIC insured accounts. As of December 31, 2024, the Utilities held cash and cash equivalents of $69 million in FDIC insured accounts. The Company has not experienced any losses in such accounts.
The Company also maintains cash in highly rated taxable and tax-exempt money market mutual funds located in the U.S. The company minimizes risk by investing in money market mutual funds which invest in securities issued by U.S. Government and Government-Sponsored Enterprises and the fund has a AAA rating. Risks associated with cash and cash equivalents are mitigated by the Company’s investment policy, which limits the Company’s investing of excess cash into relatively low risk securities that meet minimum credit quality standards that are defined in the policy. As of December 31, 2024, HEI held cash and cash equivalents and restricted cash of $565 million and $482 million, respectively, in money market mutual funds. As of December 31, 2024, the Utilities held cash and cash equivalents of $116 million in money market mutual funds.
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
Money market mutual funds. The Company considers all liquid investments purchased with an initial maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

Short-term borrowings.  The carrying amount of short-term borrowings approximated fair value because of the short maturity of these instruments.
Long-term debt.  Fair value of fixed-rate long-term debt was obtained from third-party financial services providers based on the current rates offered for debt of the same or similar remaining maturities and from discounting the future cash flows using the current rates offered for debt of the same or similar risks, terms, and remaining maturities. The carrying amount of floating rate long-term debt approximated fair value because of the short-term interest reset periods. Long-term debt is classified in Level 2 of the valuation hierarchy.
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2024
Financial assets
HEI consolidated
Money market mutual funds	$1,162,259	$1,162,259	$—	$—	$1,162,259
Derivative assets	29,312	—	1,629	—	1,629
Hawaiian Electric consolidated
Money market mutual funds	115,599	115,599	—	—	115,599
Financial liabilities
HEI consolidated
Short-term borrowings	48,623	—	48,623	—	48,623
Long-term debt, net	2,799,558	—	2,196,403	—	2,196,403
Hawaiian Electric consolidated
Short-term borrowings	48,623	—	48,623	—	48,623
Long-term debt, net	1,901,214	—	1,446,316	—	1,446,316
December 31, 2023
Financial assets
HEI consolidated
Money market mutual funds	$226,085	$226,085	$—	$—	$226,085
Derivative assets	10,634	—	972	—	972
Hawaiian Electric consolidated
Money market mutual funds	85,807	85,807	—	—	85,807
Financial liabilities
HEI consolidated
Long-term debt, net	2,842,429	—	2,133,225	—	2,133,225
Derivative liabilities	22,949	—	303	—	303
Hawaiian Electric consolidated
Long-term debt, net	1,934,277	—	1,385,025	—	1,385,025
Assets and liabilities measured at fair value on a recurring basis include money market mutual funds and derivative assets and liabilities as included in the table above. Money market mutual funds are included in “Cash and cash equivalents” and “Restricted cash” in the Consolidated Balance Sheets. Derivatives are included in “Other noncurrent assets” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18. Unaudited summarized quarterly information
The unaudited quarterly financial information for the years 2024 and 2023 has been recast for discontinued operations presentation as discussed in Note 5 and is summarized below.

(in thousands, except per share amounts)	1Q24	2Q24	3Q24	4Q24	2024

Revenues
Electric utility	$788,578	$792,331	$829,617	$796,174	$3,206,700
Other	3,436	3,086	3,622	3,006	13,150
Total revenues	792,014	795,417	833,239	799,180	3,219,850
Operating income (loss)
Electric utility	63,355	(1,644,440)	(104,564)	73,791	(1,611,858)
Other	(12,468)	(17,149)	(45,156)	(20,129)	(94,902)
Total operating income (loss)	50,887	(1,661,589)	(149,720)	53,662	(1,706,760)
Income (loss) from continuing operations for common stock	21,188	(1,249,697)	(123,180)	29,166	(1,322,523)
Income (loss) from discontinued operations	20,934	(45,787)	18,778	(97,411)	(103,486)
Net income (loss) for common stock	$42,122	$(1,295,484)	$(104,402)	$(68,245)	$(1,426,009)
Continuing operations - Basic earnings (loss) per common share	$0.19	$(11.33)	$(1.08)	$0.17	$(10.42)
Discontinued operations - Basic earnings (loss) per common share	0.19	(0.42)	0.16	(0.56)	(0.81)
Basic earnings (loss) per common share	$0.38	$(11.74)	$(0.91)	$(0.40)	$(11.23)
Continuing operations - Diluted earnings (loss) per common share	$0.19	$(11.33)	$(1.08)	$0.17	$(10.42)
Discontinued operations - Diluted earnings (loss) per common share	0.19	(0.42)	0.16	(0.56)	(0.81)
Diluted earnings (loss) per common share	$0.38	$(11.74)	$(0.91)	$(0.40)	$(11.23)
Weighted-average number of common shares outstanding	110,218	110,303	114,358	172,466	126,927
Weighted-average shares assuming dilution	110,476	110,303	114,358	172,466	126,927

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share amounts)	1Q23	2Q23	3Q23	4Q23	2023

Revenues
Electric utility	$830,361	$794,191	$794,987	$849,982	$3,269,521
Other	4,019	4,609	5,912	3,442	17,982
Total revenues	834,380	798,800	800,899	853,424	3,287,503
Operating income (loss)
Electric utility	75,875	73,625	71,358	81,300	302,158
Other	(5,877)	(5,514)	(8,806)	(6,969)	(27,166)
Total operating income (loss)	69,998	68,111	62,552	74,331	274,992
Income from continuing operations for common stock	36,159	34,406	29,753	45,558	145,876
Income from discontinued operations	18,562	20,204	11,365	3,231	53,362
Net income (loss) for common stock	$54,721	$54,610	$41,118	$48,789	$199,238
Continuing operations - Basic earnings per common share	$0.33	$0.31	$0.27	$0.41	$1.33
Discontinued operations - Basic earnings per common share	0.17	0.18	0.10	0.03	0.49
Basic earnings per common share	$0.50	$0.50	$0.37	$0.44	$1.82
Continuing operations - Diluted earnings per common share	$0.33	$0.31	$0.27	$0.41	$1.33
Discontinued operations - Diluted earnings per common share	0.17	0.18	0.10	0.03	0.48
Diluted earnings per common share	$0.50	$0.50	$0.37	$0.44	$1.81
Weighted-average number of common shares outstanding	109,514	109,573	109,728	110,134	109,739
Weighted-average shares assuming dilution	109,825	109,780	109,917	110,301	110,038

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
HEI and Hawaiian Electric: None
ITEM 9A.    CONTROLS AND PROCEDURES
HEI:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Scott W. H. Seu, HEI Chief Executive Officer (CEO), and Scott T. DeGhetto, HEI Chief Financial Officer (CFO), have evaluated the disclosure controls and procedures of HEI as of December 31, 2024. Based on their evaluation, as of December 31, 2024, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hawaiian Electric:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Shelee M. T. Kimura, Hawaiian Electric CEO, and Paul K. Ito, Hawaiian Electric CFO, have evaluated the disclosure controls and procedures of Hawaiian Electric as of December 31, 2024. Based on their evaluation, as of December 31, 2024, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
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
Management conducted an evaluation of the effectiveness of Hawaiian Electric’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that Hawaiian Electric’s internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
The remaining information required by this Item 10 for HEI is incorporated herein by reference to the following sections in HEI’s 2025 Proxy Statement:
•“Director Nominees for Election”
•“Continuing Directors”
•“Committees of the Board” (portions regarding whether HEI has an audit & risk committee and identifying its members; no other portion of the Committees of the Board section is incorporated herein by reference)
•“Audit & Risk Committee Report” (portion identifying audit & risk committee financial experts who serve on the HEI Audit & Risk Committee only; no other portion of the Audit & Risk Committee Report is incorporated herein by reference)
Family relationships; director arrangements
There are no family relationships between any HEI director or director nominee and any other HEI director or director nominee or any HEI executive officer. There are no arrangements or understandings between any HEI director or director nominee and any other person pursuant to which such director or director nominee was selected. Information required to be reported under this caption is incorporated herein by reference to the “Other relationships and related person transactions” section in HEI’s 2025 Proxy Statement.
Delinquent Section 16(a) reports
Information required to be reported under this caption is incorporated herein by reference to the “Delinquent Section 16(a) Reports” section in HEI’s 2025 Proxy Statement.
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
Insider Trading Arrangements and Policies
Information required to be reported under this caption is incorporated herein by reference to the “Insider Trading Policies and Procedures” section in HEI’s 2025 Proxy Statement. A copy of the insider trading policy is filed as an exhibit to this Form 10-K.
Hawaiian Electric:
The information required by this Item 10 for Hawaiian Electric is incorporated herein by reference to pages 1 to 6 of Hawaiian Electric Exhibit 99.1.
Insider Trading Arrangements and Policies
Information required to be reported under this caption is incorporated herein by reference to the “Insider Trading Policies and Procedures” section in Hawaiian Electric Exhibit 99.1. A copy of the insider trading policy is filed as an exhibit to this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
HEI:
The information required by this Item 11 for HEI is incorporated herein by reference to the information relating to executive and director compensation in HEI’s 2025 Proxy Statement.
Hawaiian Electric:
The information required by this Item 11 for Hawaiian Electric is incorporated herein by reference to:
•Pages 7 to 34 of Hawaiian Electric Exhibit 99.1 to this Form 10-K;
•The discussion of “2023-25 Long-Term Incentive Plan” at pages 18 to 19 of Hawaiian Electric’s Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2023; and
•Information concerning compensation paid to directors of Hawaiian Electric who are also directors of HEI under the section of HEI’s 2025 Proxy Statement entitled, “Director Compensation.”
COMPENSATION & HUMAN CAPITAL MANAGEMENT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
HEI:
The information required to be reported under this caption for HEI is incorporated herein by reference to the “Compensation & Human Capital Management Interlocks and Insider Participation” section in HEI’s 2025 Proxy Statement.
Hawaiian Electric:
The information required to be reported under this caption for Hawaiian Electric is incorporated herein by reference to the “Compensation & Human Capital Management Interlocks and Insider Participation” section of Hawaiian Electric Exhibit 99.1.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
HEI:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by this Item 12 for HEI is incorporated herein by reference to the “Stock Ownership Information-Security Ownership of Certain Beneficial Owners” section in HEI’s 2025 Proxy Statement.
Equity Compensation Plan Information
Information as of December 31, 2024 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	710,655	$—	1,962,537
Equity compensation plans not approved by shareholders	—	—	—
Total	710,655	$—	1,962,537
(1)All outstanding EIP awards held by ASB participants were forfeited effective as of December 31, 2024, in connection with the Company’s sale of its controlling interest in ASB. This column includes the number of shares of HEI Common Stock which may be issued under the HEI 2010 Equity and Incentive Plan, as amended and restated effective February 9, 2024 (EIP) on account of awards outstanding as of December 31, 2024, including:

EIP
46,407	Restricted stock units plus estimated compounded dividend equivalents (if applicable)*
664,248	Shares to be issued in February 2025, 2026 and 2027 under the 2022-24, 2023-25 and 2024-26 LTIPs, respectively, plus compounded dividend equivalents**
710,655
*    Under the EIP as of December 31, 2024, RSUs count as one share against shares available for issuance less estimated shares withheld for taxes under net share settlement, which again become available for the issuance of new shares on a one-to-one basis.
**    For shares to be issued in February 2026 and 2027 under the 2023-25 and 2024-26 LTIPs, respectively, the number of shares to be issued assumes that applicable performance goals are achieved and shares are issued at maximum levels, reduced by the estimated number of shares withheld for taxes.
(2)This represents the number of shares available as of December 31, 2024 for future awards, including 1,794,360 shares available for future awards under the EIP and 168,177 shares available for future awards under the 2011 Nonemployee Director Plan.
Hawaiian Electric:
The information required by this Item 12 for Hawaiian Electric is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” section of Hawaiian Electric Exhibit 99.1.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HEI:
The information required by this Item 13 for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in HEI’s 2025 Proxy Statement.
Hawaiian Electric:
The information required by this Item 13 for Hawaiian Electric is incorporated herein by reference to the “Certain Relationships and Related Transactions, and Director Independence” section of Hawaiian Electric Exhibit 99.1.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
HEI:
The information required by this Item 14 for HEI is incorporated herein by reference to the relevant information in the Audit & Risk Committee Report in HEI’s 2025 Proxy Statement (but no other part of the “Audit & Risk Committee Report” is incorporated herein by reference).
Hawaiian Electric:
The information required by this Item 14 for Hawaiian Electric is incorporated herein by reference to “Principal Accounting Fees and Services” section of Hawaiian Electric Exhibit 99.1.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	162-164	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2024, 2023 and 2022	166	166
NA Not applicable.
Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the Consolidated Financial Statements.
ITEM 16.    FORM 10-K SUMMARY
HEI and Hawaiian Electric: None

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31	2024	2023
(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$564,184	$136,510
Restricted cash	6,320	6,216
Accounts and intercompany receivables	12,362	9,374
Notes receivable from subsidiaries	684	4,821
Other assets	8,688	8,432
Total current assets	592,238	165,353
Noncurrent assets:
Property, plant and equipment, net	1,300	1,495
Deferred income tax assets	9,870	9,889
Other assets	7,477	14,510
Investments in subsidiaries, at equity - continuing operations	1,747,992	2,495,235
Total noncurrent assets	1,766,639	2,521,129
Investments in subsidiary, at equity - discontinued operations	—	529,851
Total assets	$2,358,877	$3,216,333
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$4,982	$8,272
Interest payable	3,262	3,397
Current maturities on long-term debt	49,962	—
Other	69,295	51,938
Total current liabilities	127,501	63,607
Long-term debt, net	730,598	782,005
Retirement benefits liability	19,114	21,876
Other	2,575	4,004
Total noncurrent liabilities	752,287	807,885
Total liabilities	879,788	871,492
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 172,465,608 shares and 110,151,798 shares at December 31, 2024 and 2023, respectively	2,264,544	1,707,471
Retained earnings	(788,916)	926,720
Accumulated other comprehensive income (loss), net of taxes	3,461	(289,350)
Total shareholders’ equity	1,479,089	2,344,841
Total liabilities and shareholders’ equity	$2,358,877	$3,216,333

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

Years ended December 31	2024	2023	2022
(in thousands)
Revenues	$492	$268	$320
Equity in net income (loss) of subsidiaries - continuing operations	(1,271,182)	186,170	193,087
Expenses
Operating, administrative and general	38,853	22,962	20,850
Depreciation of property, plant and equipment	409	402	399
Taxes, other than income taxes	1,120	864	732
Total expenses	40,382	24,228	21,981
Operating income (loss)	(1,311,072)	162,210	171,426
Retirement defined benefits credit—other than service costs	383	289	147
Interest expense	39,406	32,630	21,997
Interest income	(12,729)	(2,651)	—
Income (loss) from continuing operations before income tax benefits	(1,338,132)	131,942	149,282
Income tax benefits	15,609	13,934	11,867
Income (loss) from continuing operations	(1,322,523)	145,876	161,149
Equity in net income (loss) of subsidiaries - discontinued operations	(103,486)	53,362	79,989
Net income (loss)	$(1,426,009)	$199,238	$241,138

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Incorporated by reference are HEI and Subsidiaries’ Statements of Consolidated Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity in Part II, Item 8.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2024	2023	2022
(in thousands)
Net cash provided by (used in) operating activities	$(9,324)	$131,873	$167,150
Cash flows from investing activities
Increase in note receivable from subsidiary	(5,004)	(3,542)	(1,140)
Decrease in note receivable from subsidiary	—	—	—
Capital expenditures	(214)	(21)	(224)
Dividend from subsidiary	400,950	—	—
Investments in subsidiaries	(510,650)	(12,246)	(50,629)
Other	(1,518)	610	1,662
Net cash used in investing activities	(116,436)	(15,199)	(50,331)
Cash flows from financing activities
Net decrease in short-term borrowings with original maturities of three months or less	—	(49,683)	(4,315)
Proceeds from issuance of short-term debt	—	65,000	35,000
Repayment of short-term debt	—	(100,000)	—
Proceeds from issuance of long-term debt	—	100,000	160,000
Repayment of long-term debt	—	(50,000)	(150,000)
Proceeds from issuance of revolving credit facility	—	175,000	—
Repayment of syndicated credit facility	(2,000)	—	—
Withheld shares for employee taxes on vested share-based compensation	(1,074)	(2,371)	(3,165)
Net proceeds from issuance of common stock	556,612	1,223	—
Common stock dividends	—	(112,957)	(153,229)
Other	—	(771)	(978)
Net cash provided by (used in) financing activities	553,538	25,441	(116,687)
Net increase in cash and equivalents	427,778	142,115	132
Cash, cash equivalents and restricted cash, January 1	142,726	611	479
Cash, cash equivalents and restricted cash December 31	570,504	142,726	611
Less: restricted cash	(6,320)	(6,216)	—
Cash and cash equivalents December 31	$564,184	$136,510	$611

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
Long-term debt
The components of long-term debt, net, were as follows:

December 31	2024	2023
(dollars in thousands)
HEI 4.58% senior notes, due 2025	$50,000	$50,000
HEI 4.72% senior notes, due 2028	100,000	100,000
HEI 2.82% senior notes, due 2028	24,000	24,000
HEI 2.48% senior notes, due 2028	30,000	30,000
HEI 6.04% senior notes, due 2028	39,000	39,000
HEI 2.98% senior notes, due 2030	50,000	50,000
HEI 3.15% senior notes, due 2031	51,000	51,000
HEI 2.78% senior notes, due 2031	25,000	25,000
HEI 2.98% senior notes, due 2032	30,000	30,000
HEI 5.43% senior notes, due 2032	75,000	75,000
HEI 6.10% senior notes, due 2033	61,000	61,000
HEI 5.43% senior notes, due 2034	35,000	35,000
HEI 3.74% senior notes, due 2051	20,000	20,000
HEI 3.94% senior notes, due 2052	20,000	20,000
HEI revolving credit facility SOFR + 1.80% due 2026 to 2027[1]	173,000	175,000
Less unamortized debt issuance costs	(2,440)	(2,995)
Less current portion long-term debt, net of unamortized debt issuance cost	(49,962)	—
Long term debt, net	$730,598	$782,005
1     As of December 31, 2024, the interest rate is based on term SOFR plus the applicable margin of 1.75%, reduced by a 0.05% sustainability margin adjustment, plus an additional 0.10% spread adjustment; the weighted-average interest rate was 6.89%.
As of December 31, 2024, the aggregate principal payments required on long-term debt are $50 million in 2025, $16 million in 2026, $157 million in 2027, $193 million in 2028, nil for 2029, and $367 million thereafter.
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
Dividends from HEI subsidiaries
In 2024, 2023 and 2022, cash dividends received from subsidiaries were $427 million, $168 million and $168 million, respectively. Dividends in 2024 includes $401 million from ASBH related to the proceeds from the sale of ASB.
Supplemental disclosures of noncash activities
In 2024, $9.6 million of HEI notes and interest receivable from Mahipapa was forgiven in connection with the impairment analysis.
In 2024, 2023 and 2022, $1.6 million, $2.3 million and $1.9 million, respectively, of HEI accounts receivable from ASB Hawaii were reduced with a corresponding reduction in HEI notes payable to ASB Hawaii in noncash transactions.
In 2024, 2023 and 2022, $1.6 million, $2.3 million and $1.9 million, respectively, were contributed as equity by HEI into ASB Hawaii with a corresponding increase in HEI notes payable to ASB Hawaii in noncash transactions.

Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions was nil, $5 million and nil for 2024 for 2023 and 2022, respectively. HEI satisfied the share purchase requirements of the DRIP from January 2023 through September 4, 2023, December 6 through December 31, 2023, in 2024 and 2022 through open market purchases of its common stock rather than new issuances. From September 5 through December 5. 2023, HEI satisfied the share purchase requirements of DRIP through new issuances.

Hawaiian Electric Industries, Inc. and subsidiaries
and Hawaiian Electric Company, Inc. and subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2024, 2023 and 2022

Col. A	Col. B	Col. C			Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
2024
Allowance for uncollectible accounts – electric utility	$4,560	$4,721	$1,965	(a)	$5,684	(b)	$5,562
2023
Allowance for uncollectible accounts – electric utility	$6,111	$8,161	$(665)	(a)	$9,047	(b)	$4,560
2022
Allowance for uncollectible accounts – electric utility	$26,100	$6,028	$(14,626)	(a)	$11,391	(b)	$6,111
(a)Includes $300, $2,700 and $16,200 of recoveries from previous deferred bad debt expense for 2024, 2023 and 2022, respectively.
(b)Bad debts charged off.

(a)(3) and (b) Exhibits
The exhibits listed for HEI and Hawaiian Electric are listed in the index under the headings “HEI” and “Hawaiian Electric,” respectively, except that the exhibits listed under “Hawaiian Electric” are also exhibits for HEI.
EXHIBIT INDEX
The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
HEI:
3(i)	HEI’s Amended and Restated Articles of Incorporation effective June 2, 2020.	10-Q	1-8503	3.1	8/6/20
3(ii)	HEI’s Amended and Restated Bylaws effective November 3, 2022.	10-Q	1-8503	3	11/7/22
4	Description of HEI Common Stock	10-K	1-8503	4	2/28/20
4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries.	10-Q	1-8503	4.1	5/9/22
4.2	Hawaiian Electric Industries Retirement Savings Plan, restatement effective October 6, 2022.	10-Q	1-8503	4	5/9/23
4.2(a)	Amendment 2023-1 to the Hawaiian Electric Industries Retirement Savings Plan, restatement effective August 1, 2023.	10-K	1-8503	4.2(a)	2/29/24
* 4.2(b)	Amendment 2024-1 to the Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2025.
4.3	Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee	10-Q	1-8503	4	11/8/12
4.3(a)	Letter Amendment effective November 28, 2012 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.6(a)	2/19/13
4.3(b)	Letter Amendment effective October 1, 2014 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/6/14
4.3(c)	First Amendment effective March 1, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	5/6/15
4.3(d)	Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(d)	3/1/18
4.3(e)	Letter Amendment effective August 15, 2017 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/2/17
4.3(f)	Second Amendment effective January 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(f)	3/1/18
4.3(g)	Letter of Direction effective January 2, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(g)	3/1/18
4.3(h)	Third Amendment effective July 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	8/3/18
4.3(i)	Fourth Amendment effective June 26, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	S-8	333- 232360	4.15	6/26/19
4.3(j)	Letter Amendment effective November 1, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(j)	2/28/20
4.3(k)	Fifth Amendment effective March 1, 2020 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4.2	5/5/20
4.3(l)	Letter Amendment effective October 15, 2021 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4	11/5/21

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	4.3(m)	Letter Amendment effective November 1, 2022 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/7/22
	4.3(n)	Sixth Amendment effective January 1, 2023 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(n)	2/27/23
	4.3(o)	Personalized Planning and Advice Amendment effective April 1, 2024 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4.1	5/10/24
	4.3(p)	Letter Amendment effective April 30, 2024 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4.2	5/10/24
*	4.3(q)	Seventh Amendment effective December 31, 2024 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company
*	4.3(r)	Letter Amendment effective February 7, 2025 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company
	4.4	Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated, effective November 3, 2022.	S-3	333- 268339	4.3	11/14/22
	10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982.	10-K	1-8503	10.1	2/28/07
	10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle).	8-K	1-8503	10.2	5/9/22
	10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988.	10-K	1-8503	10.3	5/9/22

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

	10.4	HEI Executive Incentive Compensation Plan amended as of February 4, 2013.	10-K	1-8503	10.4	2/19/13
	10.5	HEI Executives’ Deferred Compensation Plan amended and restated effective January 1, 2019.	10-K	1-8503	10.5	2/28/19
	10.6	Hawaiian Electric Industries, Inc. Equity and Incentive Plan, as amended and restated February 9, 2024.	Proxy (DEF 14A)	1-8503	Appendix B	3/29/24
	10.7(a)	Form of Non-Qualified Stock Option Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.4	5/11/10
	10.7(b)	Form of Stock Appreciation Right Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.5	5/11/10
	10.7(c)	Form of Restricted Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.6	5/11/10
	10.7(d)	Form of Performance Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.7	5/11/10
	10.7(e)	Form of Restricted Stock Unit Agreement, pursuant to 2010 Equity and Incentive Plan, as amended and restated February 5, 2021.	10-Q	1-8503	10	5/10/21
	10.8	HEI Long-Term Incentive Plan amended and restated as of February 5, 2021.	10-K	1-8503	10.8	2/26/21
	10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009.	10-Q	1-8503	10.3	11/5/08
	10.9(a)	Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.9(a)	2/27/09
	10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009.	10-K	1-8503	10.10	2/27/09
	10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau.	10-K	1-8503	10.10(a)	2/27/09
	10.10(b)	Amendment No. 1 dated December 13, 2010 to January 1, 2009 Restatement of HEI Excess Pay Plan.	10-K	1-8503	10.10(c)	2/19/13
	10.11	Form of Change in Control Agreement.	10-K	1-8503	10.11	2/27/09

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989.	10-Q	1-8503	10.12	5/9/22
	10.13	HEI 2011 Nonemployee Director Stock Plan, as amended effective October 31, 2019.	10-K	1-8503	10.13	2/28/20
	10.14	HEI Non-Employee Directors’ Deferred Compensation Plan.	10-Q	1-8503	10.5	11/5/08
	10.15	Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009.	10-Q	1-8503	10.6	11/5/08
	10.15(a)	Resolution of the Compensation Committee of the Board of Directors of Hawaiian Electric Industries, Inc. Re: Adoption of Amendment No. 1 to January 1, 2009 Restatement of the Executive Death Benefit Plan.	10-Q	1-8503	10.1	11/2/09
	10.16	Hawaiian Electric Industries, Inc. Executives’ Deferred Compensation Plan effective on January 1, 2009.	10-Q	1-8503	10.2	11/5/08
	10.17	Form of Indemnity Agreement (HEI, Hawaiian Electric and ASB with their respective directors and HEI with certain of its senior officers).	10-Q	1-8503	10.1	11/8/12
	10.18	Hawaiian Electric Industries, Inc. Executive Severance Plan effective February 23, 2024.	10-K	1-8503	10.19	2/29/24
	10.19	Hawaiian Electric Company, Inc. Executive Severance Plan effective February 23, 2024.	10-K	1-8503	10.20	2/29/24
	10.20	American Savings Bank F.S.B. Executive Severance Board Policy effective February 23, 2024.	10-K	1-8503	10.21	2/29/24
	10.21	Retention Bonus Agreement between American Savings Bank F.S.B. and Ann Teranishi dated as of February 23, 2024.	10-K	1-8503	10.22	2/29/24
	10.22	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2024).	10-K	1-8503	10.23	2/29/24
	10.23(a)***
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
			10-Q	1-8503	10.2	8/9/21
	10.23(b)***	Amendment No. 1 dated as of April 21, 2023 to the Third Amended and Restated Credit Agreement, dated as of May 14, 2021.	10-Q	1-8503	10.1	8/7/23
	10.24(a)***	In re Maui Wildfires Class Settlement Agreement effective November 1, 2024	8-K	1-8503	10.1	11/5/24
	10.24(b)***	In re Maui Wildfires Individual Settlement Agreement effective November 1, 2024	8-K	1-8503	10.2	11/5/24
	10.25	Equity Distribution Agreement, dated as of September 19, 2024, by and among Hawaiian Electric Industries, Inc., Wells Fargo Securities, LLC, Barclays Capital Inc. and Guggenheim Securities, LLC.	8-K	1-8503	99.1	9/19/24
*	19	HEI Securities Trading Compliance Program Re Securities Act of 1933 and Securities Exchange Act of 1934 Amended March 22, 2023
*	21.1	HEI - Subsidiaries of the Registrant.
*	23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
*	31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer).
*	31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Scott T. DeGhetto (HEI Chief Financial Officer).
*	32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.
	97	Policy Regarding the Recovery of Erroneously Awarded Incentive-Based Compensation.	10-K	1-8503	97	2/29/24
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document.
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Hawaiian Electric:
	3(i).1	Hawaiian Electric’s Certificate of Amendment of Articles of Incorporation.	10-K	1-4955	3.1	3/31/89
	3(i).2	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3.1(b)	3/27/90**
	3(i).3	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3(i).4	3/23/99
	3(i).4	Articles of Amendment amending Article V of Hawaiian Electric’s Amended Articles of Incorporation effective August 6, 2009.	10-Q	1-4955	3(i).4	8/7/09
	3(ii)	Hawaiian Electric’s Amended and Restated Bylaws (as last amended August 6, 2010).	8-K	1-4955	3(ii)	8/9/10
	4	Description of Hawaiian Electric’s Preferred Stock	10-K	1-4955	4	2/28/20
	4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of Hawaiian Electric, Hawaii Electric Light and Maui Electric	10-K	1-4955	4.1	3/19/03
	4.2	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(a)	4/23/12
	4.3	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated September 13, 2012.	8-K	1-4955	4	9/14/12
	4.4	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(a)	10/7/13
	4.5	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(b)	10/7/13
	4.6	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	10-Q	1-4955	4	11/7/13
	4.7	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(a)	10/16/15
	4.8	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(b)	10/16/15
	4.9	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(c)	10/16/15
	4.10	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of December 15, 2016.	8-K	1-4955	4	12/19/16
	10.1(a)	Amended and Restated Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 29, 2021.	10-K	1-4955	10.1(j)	2/25/22
	10.1(b)	Letter Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated February 22, 2023.	10-K	1-4955	10.1(b)	2/29/24
	10.2(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light,” which is provided in final form as Exhibit 10.6(b)).	10-K	1-4955	10.7	3/27/98
	10.2(b)	Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(a)	3/27/98
	10.2(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(b)	3/23/99
	10.2(d)	Notice and acknowledgment under power purchase agreement effective November 24, 2017 by Hamakua Energy, LLC and acknowledged by Hawaii Electric Light.	10-K	1-4955	10.4(d)	3/1/18

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.3(a)	Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated February 1, 2022 (certain confidential information has been omitted)	10-Q	1-4955	10.1	5/9/22
	10.3(b)	Second Amendment dated August 14, 2024 to Supply Contract for Low Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated February 1, 2022 (certain confidential information has been omitted)	10-Q	1-4955	10.1	11/8/24
	10.4	Inter-Island Fuel Transportation Contract between Sause Bros., Inc. and Hawaiian Electric dated August 23, 2021 (certain confidential information has been omitted)	10-K	1-4955	10.6	2/25/22
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
			10-Q	1-4955	10.3	8/9/21
	10.5(b)***	Amendment No. 1 dated as of April 21, 2023 to the Third Amended and Restated Credit Agreement, dated as of May 14, 2021.	10-Q	1-8503	10.2	8/7/23
	10.6(a)	ABL Credit Agreement, dated May 17, 2024, among HE AR BRWR LLC, as Borrower, the Lenders (as defined in the agreement), Barclays Bank PLC, as Administrative Agent, Funding Agent and Collateral Agent, Wells Fargo Bank, National Association as Co-Collateral Agent	8-K	1-8503	10.1	5/23/24
	10.6(b)	Purchase and Contribution Agreement among Hawaiian Electric Company, Inc., Maui Electric Company, Limited, and Hawaii Electric Light Company, Inc, as Originators, Hawaiian Electric Company, Inc., as Servicer, and HE AR INTER LLC, as Buyer, dated May 17, 2024	8-K	1-8503	10.2	5/23/24
	10.6(c)	Borrower Purchase and Contribution Agreement among HE AR INTER LLC, as Seller, Hawaiian Electric Company, Inc., as Servicer, and HE AR BRWR LLC, as Buyer, dated May 17, 2024	8-K	1-8503	10.3	5/23/24
	10.7(a)***	In re Maui Wildfires Class Settlement Agreement effective November 1, 2024	8-K	1-8503	10.1	11/5/24
	10.7(b)***	In re Maui Wildfires Individual Settlement Agreement effective November 1, 2024	8-K	1-8503	10.2	11/5/24
*	19	HEI Securities Trading Compliance Program Re Securities Act of 1933 and Securities Exchange Act of 1934 Amended March 22, 2023
*	21.2	Hawaiian Electric - Subsidiaries of the Registrant.
*	31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer).
*	31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Paul K. Ito (Hawaiian Electric Chief Financial Officer).
*	32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350.
*	99.1
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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ Scott T. DeGhetto	By	/s/ Paul K. Ito
	Scott T. DeGhetto		Paul K. Ito
	Executive Vice President, Chief Financial Officer		Senior Vice President, Chief Financial Officer
	and Treasurer		and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date:	February 24, 2025	Date:	February 24, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 24, 2025. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

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