Form 10-Q
period 2025-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2025-05-09
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 30, 2025
Hawaiian Electric Industries, Inc. (Without Par Value)	172,494,263	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2025

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2025 and 2024
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2025 and 2024
3		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2025 and December 31, 2024
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three months ended March 31, 2025 and 2024
5		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2025 and 2024
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2025 and 2024
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2025 and 2024
8		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2025 and December 31, 2024
10		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three months ended March 31, 2025 and 2024
11		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2025 and 2024
12		Notes to Condensed Consolidated Financial Statements (unaudited)
49	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
49		HEI consolidated
56		Electric Utility
70	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
70	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
71	Item 1.	Legal Proceedings
71	Item 1A.	Risk Factors
71	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
72	Item 6.	Exhibits
73	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2025
GLOSSARY OF TERMS

Terms	Definitions
ABL Facility	Asset-based lending facility
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a previously wholly owned subsidiary of ASB Hawaii, Inc. On December 31, 2024, American Savings Bank, F.S.B. was sold.
ASB Hawaii
ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and previously the parent company of American Savings Bank, F.S.B. On December 31, 2024, American Savings Bank, F.S.B. was sold.

CBRE	Community-based renewable energy
Company
Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc., GLST1 LLC. and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). On December 31, 2024, American Savings Bank, F.S.B. was sold.

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ESM	Earnings Sharing Mechanism
Exchange Act	Securities Exchange Act of 1934
federal	U.S. Government
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GLST1	GLST1, LLC, a subsidiary of Hawaiian Electric Industries, Inc.
Hamakua Energy
Hamakua Energy, LLC, previously an indirect subsidiary of Pacific Current. On March 10, 2025, Hamakua Holdings, LLC was sold and as a result, its wholly owned subsidiary, Hamakua Energy, LLC is no longer owned by Pacific Current as of such closing.

Hamakua Holdings	Hamakua Holding, LLC, previously a direct subsidiary of Pacific Current and parent company of Hamakua Energy, LLC and HAESP, LLC. On March 10, 2025, Hamakua Holdings, LLC was sold.
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, Renewable Hawaii, Inc. and HE AR INTER LLC

HE AR BRWR	HE AR BRWR LLC, a direct subsidiary of HE AR INTER LLC
HE AR INTER	HE AR INTER LLC, a direct subsidiary of Hawaiian Electric Company, Inc. and parent company of HE AR BRWR LLC
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., GLST1 LLC and Pacific Current, LLC
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a subsidiary of Pacific Current
Moody’s	Moody’s Investors Service’s

GLOSSARY OF TERMS, continued

Terms	Definitions
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MW	Megawatt/s (as applicable)
O&M	Other operation and maintenance
OPEB	Postretirement benefits other than pension
Pacific Current
Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC, Kaʻaipuaʻa, LLC, Upena, LLC and Mahipapa, LLC. On March 10, 2025, Hamakua Holdings, LLC was sold.

PBR	Performance-based regulation
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFPs	Requests for proposals
ROACE	Return on average common equity
RPS	Renewable portfolio standards
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOFR	Secured Overnight Financing Rate
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIEs	Variable interest entities

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:
•the potential for further trade policy changes under the current administration could disrupt our supply chains and increase costs, e.g., the Utilities’ capital goods and equipment purchases and those of its independent power producers (IPPs) that contain components, sub-components, or raw materials sources from outside the U.S. could increase costs, which could threaten the viability of projects and impact our ability to meet customer demand and the Utilities’ ability to achieve renewable portfolio standards (RPS) goals;
•the impact of the Maui windstorm and wildfires, including the potential liabilities from the many lawsuits filed against the Company and the Utilities and potential regulatory penalties, which may result in significant costs that may be unrecoverable (or not reimbursed on a timely basis) through insurance and/or rates;
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
•future suspension, material reduction or extended delay in dividends or other distributions from one or more operating subsidiaries to HEI;
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
•the ability to adequately address risks and capitalize on opportunities related to the Company’s and the Utilities’ environmental, social and governance priority areas, which include safety, reliability and resilience, including relating to wildfires and other extreme weather events, decarbonization, economic health and affordability, secure digitalization, human capital management, employee engagement, and climate-related risks and opportunities;
•citizen activism, including civil unrest, especially in times of severe economic depression and heightened social and political divisions, which could negatively impact customers and employees, impair the ability of the Company and the Utilities to operate and maintain their facilities in an effective and safe manner, and citizen or stakeholder activism that could delay the construction, increase project costs or preclude the completion of third-party or Utility projects that are required to meet electricity demand, resilience and reliability objectives and RPS and other climate-related goals;

•the effects of actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling or budget funding, monetary policy, trade policy, energy and environmental policy, and other policy and regulatory changes advanced or proposed by the current administration;
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
•the continued ability of the Company and the Utilities to access the credit and capital markets to fund necessary investments and expenditures (e.g., to obtain short-term and long-term debt financing, including lines of credit, and, in the case of HEI, to issue common stock) under volatile and challenging market conditions, and the potential higher cost of such financings, if available, and due to the uncertainties associated with the costs related to the Maui windstorm and wildfires;
•the risks inherent in changes in the value of the Company’s pension and other retirement plan assets, and the risks inherent in changes in the value of the Company’s pension liabilities, including changes driven by stock market values, interest rates and mortality improvements;
•changes in laws, regulations (including tax regulations), market conditions, interest rates and other factors that result in changes in assumptions used to calculate retirement benefits costs and funding requirements;
•the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy or resilience proposals, among others, and related costs; reliance by the Utilities on outside parties such as the state, IPPs and developers; supply-chain challenges; and uncertainties surrounding technologies, solar power, wind power, biofuels, environmental assessments required to meet RPS and other climate-related goals; the impacts of implementation of the renewable energy and resilience proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects;
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
•high and/or volatile fuel prices, which increases working capital requirements and customer bills, or delivery of adequate fuel by suppliers (including as a result of the Russia-Ukraine war and conflict in the Middle East), which could affect the reliability of utility operations, and the continued availability to the Utilities of their energy cost recovery clauses (ECRCs);
•the continued availability to the Utilities or modifications of other cost recovery mechanisms, including the purchased power adjustment clauses (PPACs), annual revenue adjustment (ARA) and pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, and the continued decoupling of revenues from sales to mitigate the effects of declining kilowatt-hour sales;
•the ability of the Utilities to recover increasing or additional costs (e.g., due to trade policies imposed by the current administration or other factors impacting prices) and earn a reasonable return on capital investments not covered by the ARA, while providing the customer dividend required by performance-based regulation (PBR);
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
•unfavorable changes in economic conditions, such as sustained inflation, higher interest rates or recession, that negatively impact the ability of the Company’s customers to pay their utility bills and increase operating costs of the Utilities that cannot be passed on to, or recovered, from customers;
•the risks associated with increasing reliance on renewable energy, including the availability and cost of non-fossil fuel supplies for renewable energy generation and the operational impacts and related cost impacts of adding intermittent sources of renewable energy to the electric grid;
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
v

•cybersecurity risks and the potential for cyber incidents, including potential incidents at HEI, its subsidiaries (including at electric utility plants), its third-party service providers, contractors and customers with whom they have shared data (IPPs, distributed energy resources aggregators and customers enrolled under distributed energy resources programs) and incidents at data processing centers used, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general IT controls;
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
•the ability of the Company’s non-regulated subsidiary, Pacific Current, LLC (Pacific Current), to achieve its performance objectives, which in turn could affect its ability to service its non-recourse debt;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2025	2024
Revenues
Electric utility	$738,366	$788,578
Other	5,704	3,436
Total revenues	744,070	792,014
Expenses
Electric utility	662,429	725,223
Other	19,221	15,904
Total expenses	681,650	741,127
Operating income (loss)
Electric utility	75,937	63,355
Other	(13,517)	(12,468)
Total operating income	62,420	50,887
Retirement defined benefits credit—other than service costs	917	1,001
Interest expense, net	(34,212)	(31,591)
Allowance for borrowed funds used during construction	1,417	1,386
Allowance for equity funds used during construction	3,585	3,640
Interest income	12,623	3,133
Loss on sale of a subsidiary	(13,211)	—
Income from continuing operations before income taxes	33,539	28,456
Income tax expense	6,395	6,795
Income from continuing operations	27,144	21,661
Preferred stock dividends of subsidiaries	473	473
Income from continuing operations for common stock	26,671	21,188
Income from discontinued operations	—	20,934
Net income for common stock	$26,671	$42,122
Continuing operations - Basic earnings per common share	$0.15	$0.19
Discontinued operations - Basic earnings per common share	—	0.19
Basic earnings per common share	$0.15	$0.38
Continuing operations - Diluted earnings per common share	$0.15	$0.19
Discontinued operations - Diluted earnings per common share	—	0.19
Diluted earnings per common share	$0.15	$0.38
Weighted-average number of common shares outstanding:
Basic	172,478	110,218
Diluted	172,812	110,476
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2025	2024
Net income for common stock	$26,671	$42,122
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized losses on available-for-sale investment securities arising during the period, net of taxes of nil and $(4,975), respectively	—	(13,589)
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of nil and $1,129, respectively	—	3,086
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains (losses) arising during the period, net of taxes of $(135) and $256, respectively	(388)	740
Reclassification adjustment to net income, net of taxes of $(17) and $(16), respectively	(50)	(48)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes of $(176) and $(154), respectively	(505)	(449)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $168 and $159, respectively	483	459
Other comprehensive loss, net of tax benefits	(460)	(9,801)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$26,211	$32,321
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$629,338	$750,535
Restricted cash	482,480	492,317
Accounts receivable and unbilled revenues, net	444,015	457,171
Regulatory assets	42,751	53,895
Other	347,790	380,408
Total current assets	1,946,374	2,134,326
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $3,411,702 and $3,378,282 at March 31, 2025 and December 31, 2024, respectively	6,138,288	6,134,318
Operating lease right-of-use assets	65,657	66,553
Regulatory assets	233,050	227,424
Other	382,812	368,795
Total noncurrent assets	6,819,807	6,797,090
Total assets	$8,766,181	$8,931,416
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$207,115	$203,452
Interest and dividends payable	39,317	27,203
Short-term borrowings, net	48,738	48,623
Current portion of long-term debt, net	414,897	109,171
Regulatory liabilities	28,071	26,568
Wildfire tort-related claims (Note 2)	478,750	478,750
Other	342,131	430,824
Total current liabilities	1,559,019	1,324,591
Long-term debt, net	2,203,066	2,690,387
Operating lease liabilities	54,469	56,523
Finance lease liabilities	465,881	426,598
Regulatory liabilities	1,246,301	1,217,515
Defined benefit plans liability	23,095	23,213
Wildfire tort-related claims (Note 2)	1,436,250	1,436,250
Other	237,931	242,957
Total noncurrent liabilities	5,666,993	6,093,443
Total liabilities	7,226,012	7,418,034
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 2 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 172,494,263 shares and 172,465,608 shares at March 31, 2025 and December 31, 2024, respectively	2,265,120	2,264,544
Retained earnings (deficit)	(762,245)	(788,916)
Accumulated other comprehensive income, net of taxes	3,001	3,461
Total shareholders’ equity	1,505,876	1,479,089
Total liabilities and shareholders’ equity	$8,766,181	$8,931,416
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained earnings	Accumulated other comprehensive
(in thousands)	Shares	Amount	(deficit)	income (loss)	Total
Balance, December 31, 2024	172,466	$2,264,544	$(788,916)	$3,461	$1,479,089
Net income for common stock	—	—	26,671	—	26,671
Other comprehensive loss, net of tax benefits	—	—	—	(460)	(460)
Share-based expenses and other, net	28	576	—	—	576
Balance, March 31, 2025	172,494	$2,265,120	$(762,245)	$3,001	$1,505,876
Balance, December 31, 2023	110,152	$1,707,471	$926,720	$(289,350)	$2,344,841
Net income for common stock	—	—	42,122	—	42,122
Other comprehensive loss, net of tax benefits	—	—	—	(9,801)	(9,801)
Share-based expenses and other, net	151	218	—	—	218
Balance, March 31, 2024	110,303	$1,707,689	$968,842	$(299,151)	$2,377,380
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$27,144	$42,595
Adjustments to reconcile net income to net cash provided by operating activities - continuing operations
Income from discontinued operations	—	(20,934)
Depreciation of property, plant and equipment	65,766	65,917
Other amortization	10,796	7,712
Loss on sale of a subsidiary	13,211	—
Deferred income tax expense (benefit)	(316)	2,198
Share-based compensation expense	754	842
Allowance for equity funds used during construction	(3,585)	(3,640)
Other	(2,809)	2,049
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	378	139,594
Increase in fuel oil stock	(15,352)	(14,025)
Increase in materials and supplies	(8,943)	(1,329)
Decrease (increase) in regulatory assets	5,985	(17,178)
Increase in regulatory liabilities	27,619	2,909
Increase in accounts, interest and dividends payable	21,744	31,297
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(54,036)	(11,768)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,499)	(674)
Decrease in wildfire tort-related claims	—	(75,000)
Change in other assets and liabilities	(37,192)	(24,792)
Net cash provided by operating activities-continuing operations	49,665	125,773
Net cash used in operating activities-discontinued operations	—	(1,154)
Net cash provided by operating activities	49,665	124,619
Cash flows from investing activities
Proceeds from sale of subsidiaries	5,781	—
Capital expenditures	(86,538)	(98,882)
Other	2,264	(1,611)
Net cash used in investing activities-continuing operations	(78,493)	(100,493)
Net cash provided by investing activities-discontinued operations	—	94,901
Net cash used in investing activities	$(78,493)	$(5,592)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended March 31
(in thousands)	2025	2024
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	4,673
Repayment of long-term debt	(98,067)	(8,268)
Withheld shares for employee taxes on vested share-based compensation	(178)	(1,070)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(3,488)	(3,478)
Net cash used in investing activities-continuing operations	(102,206)	(8,616)
Net cash used in investing activities-discontinued operations	—	(302,262)
Net cash used in financing activities	(102,206)	(310,878)
Net decrease in cash, cash equivalents and restricted cash, including cash from discontinued operations	(131,034)	(191,851)
Cash, cash equivalents and restricted cash, including cash from discontinued operations, beginning of period	1,242,852	694,574
Cash, cash equivalents and restricted cash, including cash from discontinued operations, end of period	1,111,818	502,723
Less: Restricted cash	(482,480)	(17,531)
Less: Cash from discontinued operations	—	(226,940)
Cash and cash equivalents from continuing operations, end of period	$629,338	$258,252
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2025	2024
Revenues	$738,366	$788,578
Expenses
Fuel oil	238,721	284,296
Purchased power	146,717	159,817
Other operation and maintenance	143,108	143,890
Depreciation	64,019	62,812
Taxes, other than income taxes	69,864	74,408
Total expenses	662,429	725,223
Operating income	75,937	63,355
Allowance for equity funds used during construction	3,585	3,640
Retirement defined benefits credit—other than service costs	1,051	1,072
Interest expense and other charges, net	(22,452)	(19,985)
Allowance for borrowed funds used during construction	1,417	1,386
Interest income	1,981	1,432
Income before income taxes	61,519	50,900
Income tax expense	13,204	11,180
Net income	48,315	39,720
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	48,086	39,491
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$47,816	$39,221
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2025	2024
Net income for common stock	$47,816	$39,221
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(184) and $(176), respectively	(530)	(508)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $168 and $159, respectively	483	459
Other comprehensive loss, net of taxes	(47)	(49)
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$47,769	$39,172
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2025	December 31, 2024
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,019	$52,019
Plant and equipment	8,487,909	8,421,501
Right-of-use assets - finance lease	489,404	447,101
Less accumulated depreciation	(3,381,214)	(3,326,624)
Construction in progress	376,205	365,709
Utility property, plant and equipment, net	6,024,323	5,959,706
Nonutility property, plant and equipment, less accumulated depreciation of $1 and $1 as of March 31, 2025 and December 31, 2024, respectively	2,793	2,792
Total property, plant and equipment, net	6,027,116	5,962,498
Current assets
Cash and cash equivalents	130,426	184,148
Customer accounts receivable, net	191,654	199,898
Accrued unbilled revenues, net	164,206	178,721
Other accounts receivable, net	78,287	69,637
Fuel oil stock, at average cost	113,355	98,903
Materials and supplies, at average cost	127,305	118,466
Prepayments and other	98,297	151,220
Regulatory assets	42,751	53,895
Total current assets	946,281	1,054,888
Other long-term assets
Operating lease right-of-use assets	58,543	59,281
Regulatory assets	233,050	227,424
Defined benefit pension and other postretirement benefit plans asset	110,597	108,819
Investment in unconsolidated affiliate	287,250	—
Other	201,307	200,694
Total other long-term assets	890,747	596,218
Total assets	$7,864,144	$7,613,604
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	March 31, 2025	December 31, 2024
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at March 31, 2025 and December 31, 2024)	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	271,712	223,896
Additional paid-in capital	287,790	270
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,739	2,786
Common stock equity	1,492,244	1,156,955
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,809,424	1,854,214
Total capitalization	3,335,961	3,045,462
Commitments and contingencies (Notes 2 and 4)
Current liabilities
Current portion of operating lease liabilities	16,124	15,202
Current portion of long-term debt, net	—	47,000
Short-term borrowings from non-affiliates, net	48,738	48,623
Accounts payable	197,841	196,980
Interest and preferred dividends payable	28,160	21,536
Taxes accrued, including revenue taxes	218,254	272,001
Regulatory liabilities	28,071	26,568
Wildfire tort-related claims (Note 2)	478,750	478,750
Other	111,187	121,011
Total current liabilities	1,127,125	1,227,671
Deferred credits and other liabilities
Operating lease liabilities	47,313	49,135
Finance lease liabilities	465,068	425,625
Regulatory liabilities	1,246,301	1,217,515
Unamortized tax credits	74,508	76,676
Defined benefit pension liability	6,423	6,428
Wildfire tort-related claims (Note 2)	1,436,250	1,436,250
Other	125,195	128,842
Total deferred credits and other liabilities	3,401,058	3,340,471
Total capitalization and liabilities	$7,864,144	$7,613,604

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Additional paid-in	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	capital	income	Total
Balance, December 31, 2024	17,854	$119,048	$810,955	$223,896	$270	$2,786	$1,156,955
Net income for common stock	—	—	—	47,816	—	—	47,816
Other comprehensive loss, net of taxes	—	—	—	—	—	(47)	(47)
Additional paid-in capital	—	—	—	—	287,520	—	287,520
Balance, March 31, 2025	17,854	$119,048	$810,955	$271,712	$287,790	$2,739	$1,492,244
Balance, December 31, 2023	17,854	$119,048	$810,955	$1,476,258	$—	$2,849	$2,409,110
Net income for common stock	—	—	—	39,221	—	—	39,221
Other comprehensive loss, net of taxes	—	—	—	—	—	(49)	(49)
Common stock dividends	—	—	—	(13,000)	—	—	(13,000)
Balance, March 31, 2024	17,854	$119,048	$810,955	$1,502,479	$—	$2,800	$2,435,282
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$48,315	$39,720
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property, plant and equipment	64,019	62,812
Other amortization	9,534	7,566
Deferred income tax expense (benefit)	(439)	1,943
State refundable credit	(3,105)	(2,941)
Bad debt expense	224	1,526
Allowance for equity funds used during construction	(3,585)	(3,640)
Other	143	15
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(5,097)	115,359
Decrease in accrued unbilled revenues	14,592	14,216
Increase in fuel oil stock	(14,452)	(13,196)
Increase in materials and supplies	(8,839)	(1,286)
Decrease (increase) in regulatory assets	5,985	(17,178)
Increase in regulatory liabilities	27,619	2,909
Increase in accounts payable	8,861	28,811
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(47,380)	(11,230)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(1,554)	(287)
Decrease in wildfire tort-related claims	—	(75,000)
Change in other assets and liabilities	(15,827)	(22,918)
Net cash provided by operating activities	79,014	127,201
Cash flows from investing activities
Capital expenditures	(85,126)	(98,032)
Other	980	(1,641)
Net cash used in investing activities	(84,146)	(99,673)
Cash flows from financing activities
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Proceeds from capital contribution from parent	270	—
Repayment of long-term debt	(45,000)	—
Payments of obligations under finance leases	(2,312)	(1,800)
Other	(1,049)	(1,552)
Net cash used in financing activities	(48,590)	(3,851)
Net increase (decrease) in cash, cash equivalents and restricted cash	(53,722)	23,677
Cash, cash equivalents and restricted cash, beginning of period	184,148	108,077
Cash, cash equivalents and restricted cash, end of period	130,426	131,754
Less: Restricted cash	—	(2,000)
Cash and cash equivalents, end of period	$130,426	$129,754
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2024.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2025 and December 31, 2024 and the results of their operations and cash flows for the three months ended March 31, 2025 and 2024. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Since ASB was sold in December 2024, all ASB operating results are presented as discontinued operations in the condensed consolidated statements of income and cash flows. Unless otherwise noted, reference within the following notes to condensed consolidated financial statements exclude discontinued operations. See further discussion of Sale of ASB in Note 3.
Recent accounting pronouncements.
Income Taxes. In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. These amendments apply on a prospective basis with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements and does not expect the adoption to have a material impact on its consolidated financial statements.
Climate-related disclosures. In March 2024, the SEC issued final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (climate disclosure rules). The rules will require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. In addition, the rules require (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company’s plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The disclosure requirements will begin phasing in for annual periods beginning with calendar year 2025. In April 2024, the SEC voluntarily stayed implementation of its climate disclosure rules pending completion of judicial review by the Court of Appeals for the Eighth Circuit. In March 2025, the SEC voted to end its defense of its new rules requiring disclosure of climate-related risks and greenhouse gas emissions. The Company is monitoring further SEC developments and final rulings with respect to the applicability of this final rule.
Reclassifications. Within the condensed consolidated statements of cash flows of prior year, wildfire tort-related claims amounts were reclassified from “Change in other assets and liabilities” to “Decrease in wildfire tort-related claims” for the Company and the Utilities, to conform to the current year financial statement presentation. Reclassifications did not affect previously reported net income, retained earnings or net cash provided by operating activities.
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
Restoration costs and recoveries. The Utilities are continuing restoration work to rebuild portions of the electric system in Lahaina to ensure safe and reliable power to customers. Restoration efforts include the rebuilding of electrical lines along former routes in the Lahaina area with the installation of new interim steel and wood poles and electrical equipment. Ongoing work is focused on reestablishing electrical service to homes as they are being built.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
On December 27, 2023, the Public Utilities Commission of the State of Hawaii (PUC) issued an order authorizing deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the Maui windstorm and wildfires. The deferred accounting treatment applies to certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of the base rates. The approval pertains only to deferred cost treatment; any cost recovery of deferred costs will be the subject of a separate application(s). On November 27, 2024, the Utilities filed a request with the PUC to extend the deferral accounting period to December 31, 2025, specifically limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement (see Note 5). On February 12, 2025, the PUC issued an order granting the Utilities’ request to extend. As of March 31, 2025, the Utilities have deferred $58.3 million of certain incremental costs related to the Maui windstorm and wildfires to a regulatory asset.
The Utilities are actively seeking recovery of damage to covered electrical infrastructure under their property insurance programs. The Utilities have submitted claims to the insurance carriers and have recorded the insurance receivable of $8.6 million for amounts expected to be received as of March 31, 2025; however, the timing and amount of any future insurance recoveries remain indeterminable at this time and as such, any additional insurance receivable has not been recorded as of the date of this filing. The Company’s property insurance has a total policy limit of $500 million with a $1 million retention for damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The Utilities believe capital expenditures related to restoration that are not covered by insurance will be managed under their current regulatory mechanisms, the recovery of which would be subject to PUC approval. As of March 31, 2025, the Company has $490.4 million of insurance coverage remaining under the property insurance policy.

Third-party claims and other proceedings.
Tort-related legal claims. As of April 28, 2025, HEI and the Utilities have each been named in approximately 797 lawsuits related to the Maui windstorm and wildfires. These civil and putative class action lawsuits are pending in the Maui Circuit Court against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively, tort-related legal claims). One putative class action is also pending in federal court. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, one lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. Defendants have asserted cross-claims against one another for indemnification, contribution, and subrogation.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes $75 million previously contributed for the One ‘Ohana Initiative, (a humanitarian aid fund to provide payments outside of litigation to the beneficiaries of those who died, as well as compensation for personal injury damages). The total settlement amount is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. HEI and Hawaiian Electric must pay such amounts in four equal annual installments of approximately $479 million, with the first installment expected to be made in early 2026. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. HEI transferred the amount of the first payment, $479 million, into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which, $3.5 million was accrued as of March 31, 2025 based on the best estimate at that time.
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
The Settlement Agreements do not resolve claims with insurers who have asserted subrogation claims in separate lawsuits, and such insurers are not parties to the Settlement Agreements. However, the Settlement Agreements provide that all subrogation claims by insurers that have been or could be brought against defendants arising out of the Maui windstorm and wildfires must be resolved in order for HEI and Hawaiian Electric’s payment obligation to arise. The Settlement Agreements include a condition to the defendants’ obligations providing that by May 19, 2025, either (a) insurers that have brought claims arising out of the Maui windstorm and wildfires enter into a written agreement that provides for releases of all claims against the defendants, or (b) that there is a final and unappealable court order providing that if the final definitive agreement between the plaintiffs and the defendants becomes effective, then those same insurers’ exclusive remedy for any claims against the defendants would be limited to asserting liens against the settlement amounts obtained by the individual plaintiffs. On February 6, 2025, after briefing was complete, the Supreme Court of Hawaii heard argument on three reserved questions regarding the scope of Hawaii subrogation law concerning the condition described in this paragraph in the manner described in (b) above. On February 10, 2025, the Hawaii Supreme Court issued an order regarding the reserved questions providing that, once the settlement becomes final, the exclusive remedy for insurers seeking to recover amounts paid to settling plaintiffs is to assert

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
liens against their policyholders pursuant to HRS 663-10. On March 17, 2025, the Hawaii Supreme Court issued a written opinion consistent with its February 10, 2025 order.
HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets as of March 31, 2025. The Settlement Agreements contain no admission of any liability by HEI or the Utilities and reflect the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities have recorded an additional $40 million in “Accounts receivable and unbilled revenues, net” and “Other accounts receivable, net” on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets, respectively, as of March 31, 2025, based on the amounts expected to be remaining under the applicable insurance policies at the time of settlement payment.
As part of the agreement in principle preceding the Settlement Agreements, the parties agreed to vacate all trial dates and stay the litigation, except for (i) litigation activities between the plaintiffs (individual and class) and the subrogation insurers and (ii) actions taken to further settlement. A stay remains in place and no trial dates are set in the Special Proceeding and in the subrogation actions.
On March 24, 2025, the plaintiffs in the state court class action filed a motion for preliminary approval of the class settlement, which is set for hearing on May 28, 2025. On April 8, 2025, the subrogation plaintiffs moved to intervene into the state court class action for the purpose of objecting to preliminary approval of the state court class action.
On April 7, 2025, the federal court overseeing a putative class action stayed that class action in light of the pending settlement of the state court class action.
On April 16, 2025, the state court overseeing the settlement with the individual plaintiffs orally granted the individual plaintiffs’ motion to approve the administrator to oversee the individual plaintiff settlement fund.
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
Securities class action and shareholder lawsuits. On August 24, 2023, a putative securities class action captioned Bhangal v. Hawaiian Electric Industries, Inc., et al., No.: 3:23-cv-04332-JSC (the Securities Action) was filed in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 promulgated thereunder against HEI and certain of its current and former officers (collectively, Defendants), and Section 20(a) of the Exchange Act against certain of HEI’s current and former officers. Plaintiff broadly alleges that Defendants made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiff seeks unspecified monetary damages. On December 7, 2023, the court appointed Daniel Warren as lead plaintiff and Pomerantz LLP as lead plaintiff’s counsel. On March 8, 2024, the lead plaintiff filed an amended complaint. On October 15, 2024, the court granted defendants’ motion to dismiss the amended complaint, with leave to amend. On November 12, 2024, the lead plaintiff filed a second amended complaint. An unsuccessful mediation was held on January 22, 2025. On March 18, 2025, Defendants filed a motion to dismiss the second amended complaint. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company does not believe that a loss is probable and any possible loss or range of loss is not reasonably estimable.
Two putative shareholder derivative actions were filed in the Circuit Court of the First Circuit, State of Hawaii on September 11, 2023 and on November 6, 2024, including:
Rice v. Connors, et al., No. 1CCV-23-0001181 and Hamilton v. Lau, et al., No. 1CCV-24-0001595 (the “Hamilton Action”). On December 6, 2023, the Rice Action was removed to the United States District Court for the District of Hawaii and captioned Rice v. Connors, et al., No. 1:23-cv-00577-JAO-BMK. On March 14, 2024, the United States District Court remanded the case to the Circuit Court of the First Circuit, State of Hawaii. On March 5, 2025, upon stipulation by the parties, the court consolidated the Rice Action and the Hamilton Action under the caption In re Hawaiian Electric Industries Inc. and Hawaiian Electric Company, Inc. State Court Derivative Litigation, No. 1CCV-23-0001181 (the “Hawaii State Action”). On April 9, 2025, Plaintiffs filed a consolidated complaint. The Hawaii State Action is purportedly brought by shareholders on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric. Plaintiffs assert Hawaii state law breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, and aiding and abetting breach of fiduciary duty claims allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain of the Company’s prior public disclosures. Plaintiffs seek, on behalf of HEI and Hawaiian Electric, compensatory and punitive damages, restitution, disgorgement, and equitable relief in the form of changes to corporate governance, policies and culture. HEI has moved to stay the proceeding pending resolution of the tort-related legal claims and the Securities Action. A hearing on the motion to stay is set for June 6, 2025. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. An unsuccessful mediation was held on January 22, 2025. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
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
Two putative shareholder derivative actions were filed in the United States District Court for the District of Hawaii between April 8, 2024 and June 8, 2024, including:
Assad v. Seu, et al., No. 1:24-cv-00164 (the Assad Action), and Faris v. Seu, et al., No. 1:24-cv-00247 (the Faris Action). On July 3, 2024, upon stipulation by the parties, the court consolidated the Assad Action and Faris Action under the caption In Re Hawaiian Electric Industries, Inc., Stockholder Derivative Litigation, No. 1:24-cv-00164 (the Hawaii Federal Derivative Actions). Both actions are purportedly brought by shareholders on behalf of nominal defendant HEI and against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs purport to assert Hawaii state law claims for breach of fiduciary duty, corporate waste, and unjust enrichment allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiffs generally allege that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. Plaintiffs seek, on behalf of HEI, compensatory damages, restitution, disgorgement, injunctive relief, and equitable relief, including in the form of changes to HEI’s corporate governance policies and procedures. On July 30, 2024, upon HEI’s motion, the court stayed the Hawaii Federal Derivative Actions pending resolution of the motion to dismiss the Securities Action and the motions to stay and dismiss the Consolidated Derivative Actions. On March 10, 2025, HEI moved to extend the stay of the Hawaii Federal Action until resolution of HEI’s motion to dismiss the second amended complaint in the Securities Action. On April 30, 2025, the court granted HEI’s motion to extend the stay. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. A mediation was held on January 22, 2025. The parties did not reach a settlement on that date. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance and $25 million of miscellaneous professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $1.0 million, respectively, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of March 31, 2025, the Company’s and Utilities’ insurance receivable totaled $59 million and $54 million, respectively, under the policies. As of March 31, 2025, HEI and its subsidiaries have approximately $12 million, nil and $117 million of insurance coverage remaining under the excess liability, miscellaneous professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable.
See table below for the incremental expenses related to the Maui windstorm and wildfires.

	Three months ended March 31, 2025		Three months ended March 31, 2024
(in thousands)	Electric utility	HEI Consolidated	Electric utility	HEI Consolidated[2]
Maui windstorm and wildfires related expenses:
Legal expenses	$3,849	$8,850	$10,735	$14,944
Other expense	7,447	8,083	13,832	15,283
Total Maui windstorm and wildfires related expenses	11,296	16,933	24,567	30,227
Insurance recoveries	(3,064)	(6,722)	(9,969)	(12,577)
Deferral treatment approved by the PUC[1]	(5,683)	(5,683)	(7,898)	(7,898)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$2,549	$4,528	$6,700	$9,752
1    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires incurred through December 31, 2024. Pursuant to the PUC order received on February 12, 2025, deferral accounting treatment limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement incurred in 2025 was granted. Applicable amounts were reclassified to a regulatory asset.
2    Excludes income related to discontinued operations amounting to $0.1 million for the three months ended March 31, 2024.
On May 4, 2024, HEI and the Utilities reached an agreement to settle indemnification claims asserted by the State of Hawaii without any admission of fault or responsibility. Under the terms of the agreement, HEI and the Utilities agreed to contribute up to $18.4 million through the end of 2024 related to the costs of the professional advisors engaged by the State of Hawaii to advise on a variety of matters related to the Maui windstorm and wildfires. For the three months ended March 31, 2024, a total of $6.7 million of such costs were accrued and reflected in Maui windstorm and wildfires related expenses-Other expense in the table above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 3 · Segment financial information
Reportable segments are strategic business units of the Company that offer different products and services and operate in different regulatory environments. Prior to December 31, 2024, the Company operated and reported on two reportable segments: Electric utility and bank. On December 31, 2024, the Company sold 90.1% of ASB (previously, the bank reportable segment) and presented its results as discontinued operations for all periods presented. Accordingly, the bank reportable segment has been eliminated and the segment information presented herein excludes the results of ASB for all periods presented. All comparable information for the historical periods has been recast to reflect the impact of these changes. The Company now operates and reports on one reportable segment: Electric utility. HEI and its other subsidiaries (ASB Hawaii, GLST1, and Pacific Current and its subsidiaries) which are not reportable segments are grouped and reported as an “All Other” non-reportable segment.

(in thousands)	Electric utility	All other	Total
Three months ended March 31, 2025
Revenues	$738,366	$5,704	$744,070
Income (loss) from continuing operations before income taxes	61,519	(27,980)	33,539
Income taxes (benefit)	13,204	(6,809)	6,395
Net income (loss) from continuing operations	48,315	(21,171)	27,144
Preferred stock dividends of subsidiaries	499	(26)	473
Net income (loss) from continuing operations for common stock	47,816	(21,145)	26,671
Total assets (at March 31, 2025)	$7,864,144	$902,037	$8,766,181

Three months ended March 31, 2024
Revenues	$788,578	$3,436	$792,014
Income (loss) from continuing operations before income taxes	50,900	(22,444)	28,456
Income taxes (benefit)	11,180	(4,385)	6,795
Net income (loss) from continuing operations	39,720	(18,059)	21,661
Preferred stock dividends of subsidiaries	499	(26)	473
Net income (loss) from continuing operations for common stock	39,221	(18,033)	21,188
Total assets (at December 31, 2024)	$7,613,604	$1,317,812	$8,931,416

Sales from Hamakua Energy, LLC (Hamakua Energy) to Hawaii Electric Light (a regulated affiliate), up until the close of its sale on March 10, 2025, are eliminated in consolidation.
Sale of ASB. As a result of a comprehensive review of strategic options of ASB, on December 30, 2024, HEI, ASB, and ASB Hawaii, a wholly owned subsidiary of HEI and ASB’s parent holding company, entered into investment agreements to sell 90.1% of the common stock of ASB, amounting to $405.5 million, to various investors including certain ASB officers and directors of ASB, while retaining a 9.9% noncontrolling investment in ASB amounting to $44.6 million. The sale transaction closed on December 31, 2024 and no investor acquired more than 9.9% of the common stock of ASB. The proceeds from the sale was used to pay down HEI’s long-term debt in April 2025 (see “changes in long-term debt” in Note 5). The Company’s 9.9% noncontrolling ownership interest in ASB is included in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.
The sale of ASB met the accounting requirements to be disclosed as discontinued operations. Accordingly, the results of ASB are presented as discontinued operations in the 2024 consolidated statements of income and cash flows, and have been excluded from both continuing operations and segment results for the 2024 period presented.
The following table summarizes the income from discontinued operations included in the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2024:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

(in thousands)	Three months ended March 31, 2024
Interest and dividend income
Interest and fees on loans	$72,971
Interest and dividends on investment securities	14,964
Total interest and dividend income	87,935
Interest expense
Interest on deposit liabilities	17,432
Interest on other borrowings	8,154
Total interest expense	25,586
Net interest income	62,349
Provision for credit losses	(2,159)
Net interest income after provision for credit losses	64,508
Noninterest income
Fees from other financial services	4,874
Fee income on deposit liabilities	4,898
Fee income on other financial products	2,743
Bank-owned life insurance	3,584
Mortgage banking income	424
Other income, net	686
Total noninterest income	17,209
Noninterest expense
Compensation and employee benefits	32,459
Occupancy	5,063
Data processing	4,846
Services	4,151
Equipment	2,649
Office supplies, printing and postage	1,018
Marketing	776
Other expense	4,942
Total noninterest expense	55,904
Income before income taxes from discontinued operations	25,813
Income taxes	4,879
Income from discontinued operations	$20,934
Sale of Hamakua Holdings, LLC. As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, on February 7, 2025, Pacific Current entered into a Securities Purchase Agreement to sell all the membership interests in Hamakua Holdings, LLC (Hamakua Holdings), a wholly owned subsidiary of Pacific Current, to an unaffiliated third party for cash consideration to be determined under the provisions of the agreement. Hamakua Holdings has two wholly owned subsidiaries: Hamakua Energy, which owned a 60-MW combined cycle power plant that sells power to Hawaii Electric Light under an existing power purchase agreement, and HAESP, LLC (created in connection with the current on-going Stage 3 RFP process). The sale transaction closed on March 10, 2025 and as a result, both Hamakua Energy and HAESP, LLC, as wholly owned subsidiaries of Hamakua Holdings, are no longer owned by Pacific Current as of such closing. The Company recorded a loss on the sale amounting to $13.2 million as of March 31, 2025.
GLST1. Effective March 31, 2025, 60% of the membership interests of GLST1 was assigned to Hawaiian Electric by HEI. The Utilities are deemed to have a variable interest in GLST1 but concluded that the Utilities are not the primary beneficiary of GLST1. As a result, the Utilities accounted for the membership interests under the equity method of accounting as the Utilities have the ability to exercise significant influence. As of March 31, 2025, the assigned equity interests total $287.3 million, which is reported on “Investment in unconsolidated affiliate” on the Utilities’ Condensed Consolidated Balance Sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 4 · Electric utility segment
Consolidated variable interest entities. The HE AR INTER LLC and its direct subsidiary, HE AR BRWR LLC, (collectively, the SPEs) are bankruptcy remote, direct and indirect wholly owned subsidiaries of the Utilities. Pursuant to the asset-based lending facility (ABL Facility) credit agreement, the Utilities sells certain accounts receivable to the SPEs as collateral, which in turn, obtain financing from financial institutions. As of March 31, 2025, the ABL Facility remains undrawn and the SPEs have $324.6 million of net accounts receivable, included in “Customer accounts receivable, net”, and “Accrued unbilled revenues, net”, on the Utilities’ Condensed Consolidated Balance Sheet and “Accounts receivable and unbilled revenues, net”, on the Company’s Condensed Consolidated Balance Sheet.
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
Power purchase agreements.  As of March 31, 2025, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa) and Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the two IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa and Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the two IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa and Hamakua Energy in its condensed consolidated financial statements. On March 10, 2025, the sale of Hamakua Energy was closed and is no longer owned by Pacific Current. Hamakua Energy was an indirect subsidiary of Pacific Current and was included in HEI’s condensed consolidated financial statements up until sale date.
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
GLST1. Effective March 31, 2025, a portion of membership interests of GLST1 was assigned to Hawaiian Electric by HEI through a capital contribution. The Utilities are deemed to have a variable interest in GLST1 but concluded that the Utilities are not the primary beneficiary of GLST1. As a result, the Utilities accounted for the membership interests under the equity method of accounting as the Utilities have the ability to exercise significant influence. As of March 31, 2025, the equity interests total $287.3 million, which is reported on “Investment in unconsolidated affiliate” on the Utilities’ Condensed Consolidated Balance Sheet.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
August 2023 Maui windstorm and wildfires. See Note 2.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii, scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in the termination of the original PPA. Following the termination, Hu Honua filed a lawsuit in the U.S. District Court for the District of Hawaii. The parties reached a settlement that was conditioned on the PUC’s timely, non-appealable final approval of an amended and restated PPA dated May 9, 2017. On May 23, 2022, following a contested case hearing, the PUC issued a decision and order denying the amended and restated PPA, which was affirmed by the Hawaii Supreme Court on March 13, 2023. On November 16, 2023, Hu Honua filed its Motion for Leave to File Third Amended and Supplemental Complaint and for Permissive Joinder with the U.S. District Court for the District of Hawaii, asking the court to grant it leave to file a Third Amended and Supplemental Complaint, which would amend its claims and add three new proposed defendants. The court issued a decision and order on the motion on April 2, 2024, which was consistent with Hawaii Electric Light's position, only allowing amendments that were agreed to and not allowing Hu Honua to add new claims or parties, effectively leaving Hu Honua with its previously-pled breach of contract and antitrust claims. Hu Honua filed its objection to the order on April 16, 2024 and the Hawaiian Electric defendants filed their response to the objection on April 30, 2024. On September 12, 2024, the court issued its decision affirming the April 2, 2024 order. Hu Honua filed its Third Amended and Supplemental Complaint on October 25, 2024, and after discussion with the Hawaiian Electric defendants and the court, filed its Amended Third Amended and Supplemental Complaint on December 3, 2024. The Hawaiian Electric defendants filed their Motion to Compel Arbitration on the contract claims and Motion to Dismiss the antitrust claims on January 7, 2025, and the matter was heard by the U.S. District Court on March 31, 2025. On April 17, 2025, the U.S. District Court granted the Company’s Motion to Dismiss in part, dismissing the Federal Antitrust claims, but declining to exercise jurisdiction over the State antitrust claim. With the U.S. District Court declining to exercise jurisdiction over the remaining State claims, the Motion to Compel Arbitration on the contract claims was denied as moot. The remaining State claims, including the contract claims and the State antitrust claim, were dismissed without prejudice, and it is expected that Hu Honua will refile these claims in State court. It is also expected that Hu Honua will appeal the dismissal of the Federal antitrust claims in Federal court.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.4 million as of March 31, 2025,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of March 31, 2025, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.5 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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
After negotiations among the parties a complaint was filed on November 12, 2024, regarding the powerlines and on December 11, 2024, the Court approved a settlement agreement. Pursuant to that agreement, the Utilities will continue the HCP process and take specific actions to minimize and mitigate the potential impact of the Utilities’ powerlines while the document is being prepared. The agreement also contains additional requirements that include coordination with the Conservation Groups with various aspects of the HCP and powerline operations, and continuing the Utilities’ commitment to a species mitigation project with University of Hawaii Foundation to monitor, protect and increase the population of Hawaiian Petrels.
The street and facility lights aspect of the Notice was not resolved and a second complaint was filed on November 19, 2024 that includes the County of Maui as a party. Hawaiian Electric and Maui Electric answered the Complaint on December 12, 2024 and at this time, the parties are engaging in discovery and settlement discussions to try and resolve the matter. The Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
Commitments.
Purchase commitments. As of December 31, 2024, the Utilities’ estimated future minimum payments pursuant to purchase obligations related to material contracts of $2.2 billion. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.
On March 25, 2025, Hale Kuawehi located on Hawaii Island, reached commercial operations, which has a capacity of 30 MW with 120 MWh batteries, and a total annual payment of $11.9 million. The battery portion of the PPA was recorded as a finance lease liability with corresponding right-of-use asset of $42.3 million in the first quarter of 2025. As of March 31, 2025, a total of eight Stage 1 and Stage 2 renewable projects provide the Utilities of 249.5 MW, with 1,563 MWh batteries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2025	2024
Kalaeloa Partners, L.P.	$59	$66
HPOWER	19	17
Puna Geothermal Venture	13	13
Hamakua Energy	5	11
Kapolei Energy Storage	6	6
Wind IPPs	21	30
Solar IPPs	22	15
Other IPPs [1]	2	2
Total IPPs	$147	$160
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
Waena Battery Energy Storage System Project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40 MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under Exceptional Project Recovery Mechanism (EPRM). Project costs incurred as of March 31, 2025 amount to $8.8 million.
Climate Adaptation Transmission and Distribution Resilience Program. The Utilities maintain that improving resiliency of the electric grid is an urgent matter and recognizes that climate change is making Hawaii increasingly vulnerable to severe weather events. On January 31, 2024, the PUC approved the Utilities’ request to commit an estimated $189.7 million in funds for the Climate Adaptation Transmission and Distribution Resilience Program, over a project period of five years. The project will focus on, among other things, system hardening in wildfire risk areas including installing video camera and weather monitors in wildfire risk areas and strengthening transmission lines to help prevent ignition enable quicker response and to add situational awareness.
The project costs to be recovered through EPRM is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that its application for $95 million in federal funds under the Infrastructure Investment and Jobs Act (IIJA) was officially awarded. On August 20, 2024, the Utilities submitted a copy of their executed agreement with the Department of Energy to the PUC. On November 18, 2024, the Utilities filed their August 2024 - August 2025 Forward Looking Annual Report. Project costs incurred as of March 31, 2025 amount to $17.1 million.
In January 2025, President Trump issued multiple Executive Orders that impact both IIJA and IRA funding. Executive Order 14154 entitled Unleashing American Energy ordered to immediately pause disbursement of funds appropriated through IIJA and IRA grants, which may potentially lead to project delays and economic uncertainty. The Executive Orders entitled Ending Radical and Wasteful Government DEI Programs and Preferencing resulted in the federal contracting officer ordering recipients to cease all diversity, equity and inclusion and community benefits plan activities funded by federal grants as of January 28, 2025, which could potentially impact the Utilities’ existing community benefits agreements with some third parties and commitments included in the Resilience Program project costs. The Utilities are still evaluating the potential impact as a result of the two Executive Orders mentioned above and continue to monitor for impacts of any new Executive Orders.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Performance-based regulation framework. On December 23, 2020, the PUC issued a decision and order (PBR D&O) establishing the PBR Framework to govern the Utilities. The PBR Framework incorporates an annual revenue adjustment (ARA) and a suite of new regulatory mechanisms in addition to previously established regulatory mechanisms. Under the PBR Framework, the decoupling mechanism (i.e., the Revenue Balancing Account (RBA)) established by the previous regulatory framework will continue. The existing cost recovery mechanisms continued as previously implemented (e.g., the Energy Cost Recovery Clause, Purchased Power Adjustment Clause (PPAC), Demand-Side Management surcharge, Renewable Energy Infrastructure Program, Demand Response Adjustment Clause, Pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the ARA, the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the Major Project Interim Recovery adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of Performance Incentive Mechanisms (PIMs) and Shared Savings Mechanisms (SSMs). The PBR Framework incorporates a variety of additional performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric Earnings Sharing Mechanism (ESM) which protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate-making ROACE and a Re-Opener mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate. The PBR Framework became fully effective on June 1, 2021. Changes to the existing PIMs and SSMs have been made as separate requests and are discussed further below.
On June 19, 2024, and July 30, 2024, the PUC issued orders providing guidance regarding the comprehensive evaluation of the PBR Framework that will commence in the fourth year of the PBR Framework’s first MRP (PBR Framework Review). The current PBR multiyear rate plan (MRP) will end on May 31, 2026 and the next MRP (MRP2) will commence on January 1, 2027. The period in between these dates will be used to address any implementation details that may arise ahead of MRP2. The PBR Framework Review will proceed in three phases: (i) the evaluation of the current PBR Framework, (ii) the examination of proposal for modifications to the PBR Framework, and (iii) the implementation of modifications prior to commencing the second MRP. At the PBR Working Group meetings held on August 30, 2024 and October 25, 2024, the Working Group discussed issues and considerations regarding re-basing target revenues for MRP2.
On November 8, 2024, the PUC issued an order establishing a briefing schedule for determining whether to re-base target revenues. On December 5, 2024, the parties timely submitted their respective briefs addressing the issues of whether and how to rebase target revenues.
In its order issued on February 27, 2025, the PUC concluded that Utilities’ target revenues should be re-based for MRP2 and allowed the Utilities to file a single, consolidated application that presents their requested adjustment to target revenues. The proceeding to re-base the Utilities’ target revenues for MRP2 shall be bifurcated into two tracks, with the first track focused on reaching a decision on the Utilities’ revenue requirements prior to the commencement of MRP2 and the second track focused on making a final determination on the revenue requirement and addressing the rate design component.
On April 4, 2025, the PUC established a briefing schedule for the parties to present their positions regarding their evaluation of the PBR Framework, following the Working Group meeting held on February 14, 2025. Timely opening briefs were filed by the parties on May 5, 2025. Parties may file reply brief responding to specific positions or recommendations raised in other parties’ opening briefs by May 19, 2025. Following review of the briefs, the PUC will issue an order addressing the PBR Framework performance and next steps.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
As of March 31, 2025, the Utilities annualized MPIR and EPRM revenue amounts totaled $35.7 million, including revenue taxes, for the Schofield Generating Station ($15.6 million), West Loch PV project ($3.1 million), Grid Modernization Strategy (GMS) Phase 1 project ($14.1 million for all three utilities), Waiawa UFLS project ($0.1 million), Waena Switchyard/Synchronous project ($2.5 million) and Resilience project ($0.3 million) that included the 2024 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The annualized MPIR and EPRM revenues are subject to PUC approval and would be effective June 1, 2025 through the RBA rate adjustment.
As of March 31, 2025, the PUC approved four EPRM applications for projects totaling $218.5 million to the extent the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for two additional projects subject to PUC approval.
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
On March 24, 2025, the Utilities filed their annual Pilot Update report covering pilot projects that were active during 2024, including reporting on pilot projects that were initiated prior to the commencement of the Pilot Process. The Pilot Update reported on approximately $2.1 million of 2024 recorded pilot project costs including revenue taxes for the Utilities. The 2024 recorded pilot project costs were included in the Utilities’ proposed adjustments to target revenue in the 2025 spring revenue report filed on March 31, 2025.
Performance incentive mechanisms. The following PIMs and SSMs were approved by the PUC and are applicable to the 2024 evaluation period. There were no accruals for the 2025 evaluation period. PIMs and SSMs are determined at the end of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
their evaluation period. Unless otherwise specified, the evaluation period is the 12‑month calendar year period ending December 31 over which measured performance is determined.

Performance Incentive Mechanisms	Maximum rewards/penalties $	2024 rewards (penalties) accrued
Transmission and Distribution-caused SAIDI/SAIFI PIMs	Maximum penalties of $3.6 million for 2024/2025	$(1.0) million
Call Center PIM	Maximum reward or penalty of $1.4 million	—
Phase 1 RFP PIM	Varies	$0.2 million
Renewable portfolio standard (RPS) PIM	$10/MWh for above interpolated statutory RPS goal $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045	$1.9 million
Interconnection Approval PIM[1]	Maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million	$2.4 million
Generation-caused SAIDI/SAIFI PIMs	Maximum penalties of approximately $1.0 million	$(0.1) million
Interconnection Requirements Study PIM	Varies	—
Collective Shared Savings Mechanism	20% share of savings when non-ARA costs in a performance year lower than target year non-ARA costs	$2.8 million
Total PIM rewards, net		$6.2 million
1    The Interconnection Approval PIM expired as of December 31, 2024.
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
For the 2024 evaluation period, the Utilities accrued $6.2 million ($2.5 million for Hawaiian Electric, $3.4 million for Hawaii Electric Light and $0.3 million for Maui Electric) in rewards net of penalties. The net rewards related to 2024 were reflected in the 2025 PIMs annual report and 2025 spring revenue report filings with the exception of the Phase 1 RFP PIM, which was reflected in the 2024 spring revenue report and 2024 fall revenue report filings.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities filed the 2025 spring revenue report on March 31, 2025, which is subject to PUC approval. The filing reflected ARA revenues for the second year recovery of the COVID-19 related deferred costs through the Z-factor and the accelerated return of the Enterprise Resource Planning system benefits savings to Hawaii Electric Light and Maui Electric customers as part of the customer dividend, as follows (See discussion under “Regulatory assets and liabilities” below):

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Recovery of COVID-19 related costs	$2.2	$0.5	$0.5	$3.2
Return of ERP benefit liability	—	(1.3)	(2.0)	(3.3)
Net 2025 ARA revenues	$2.2	$(0.8)	$(1.4)	$(0.1)

Note: Columns may not foot due to rounding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The net incremental amounts between the 2024 fall and 2025 spring revenue reports are shown in the following table. The amounts are to be collected (refunded) from June 1, 2025, through May 31, 2026, under the RBA rate tariffs, which were included in the 2025 spring revenue report filing.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental Performance Incentive Mechanisms (net)	$1.3	$3.9	$—	$5.2
Incremental MPIR/EPRM revenue adjustment	(1.4)	(0.6)	(0.3)	(2.3)
Incremental Pilot Process cost recovery	(0.7)	—	(0.1)	(0.9)
Net incremental amount to be collected under the RBA rate tariffs	$(0.8)	$3.2	$(0.5)	$1.9
Note: Columns may not foot due to rounding.
Regulatory assets and liabilities.
Regulatory asset related to retirement of generating units.
Honolulu generating units 8 and 9. On December 22, 2023, the PUC issued a decision and order approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Honolulu units 8 and 9 assets that retired on December 31, 2023, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of March 31, 2025, the Utilities have recorded $25.9 million in regulatory assets for the remaining net book value of Honolulu generating units 8 and 9.
Waiau generating units 3 and 4. On September 30, 2024, the PUC issued a decision and order approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Waiau units 3 and 4 assets that retired on December 31, 2024, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of March 31, 2025, the Utilities have recorded $13.9 million in regulatory assets for the remaining net book value of Waiau generating units 3 and 4.
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
On February 12, 2025, the PUC issued an order granting the Utilities request to extend the deferral accounting period to December 31, 2025, limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement (see Note 5).
As of March 31, 2025, the Utilities have recorded $58.3 million in regulatory assets for the incremental costs incurred related to the Maui windstorm and wildfires event.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
As of March 31, 2025, the Utilities’ regulatory liability was $12.3 million ($0.8 million for Hawaiian Electric, $4.6 million for Hawaii Electric Light and $6.9 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) report on the achieved benefits savings.
Regulatory assets for COVID-19 related costs. In a decision and order issued on December 29, 2023, as clarified by an order issued on February 27, 2024, the PUC approved the Utilities’ recovery of the COVID-19 related deferred costs of $8.7 million evenly over a three-year recovery period from June 1, 2024 and end May 31, 2027 through the Z-factor in the ARA. As of March 31, 2025, the Utilities have recorded $5.9 million in regulatory assets for deferral of COVID-19 related costs.
Regulatory assets for suspension of disconnections related costs. Based on circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, including the Utilities, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through June 3, 2025 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to HRS Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of March 31, 2025, the Utilities have recorded $3.8 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three months ended March 31, 2025 and 2024, and as of March 31, 2025 and December 31, 2024.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$524,703	108,311	105,702	2,944	(3,294)	$738,366
Expenses
Fuel oil	171,793	26,794	40,134	—	—	238,721
Purchased power	110,731	25,490	10,496	—	—	146,717
Other operation and maintenance	91,493	28,034	26,211	664	(3,294)	143,108
Depreciation	42,573	11,243	10,203	—	—	64,019
Taxes, other than income taxes	49,779	10,179	9,906	—	—	69,864
Total expenses	466,369	101,740	96,950	664	(3,294)	662,429
Operating income	58,334	6,571	8,752	2,280	—	75,937
Allowance for equity funds used during construction	2,795	347	443	—	—	3,585
Equity in earnings of subsidiaries	9,725	—	—	—	(9,725)	—
Retirement defined benefits credit (expense)—other than service costs	905	168	(22)	—	—	1,051
Interest expense and other charges, net	(17,024)	(2,747)	(3,804)	—	1,123	(22,452)
Allowance for borrowed funds used during construction	1,168	95	154	—	—	1,417
Interest Income	2,788	229	87	—	(1,123)	1,981
Income before income taxes	58,691	4,663	5,610	2,280	(9,725)	61,519
Income taxes	10,605	933	1,079	587	—	13,204
Net income	48,086	3,730	4,531	1,693	(9,725)	48,315
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	48,086	3,596	4,436	1,693	(9,725)	48,086
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$47,816	3,596	4,436	1,693	(9,725)	$47,816

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$47,816	3,596	4,436	1,693	(9,725)	$47,816
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(530)	(29)	(65)	—	94	(530)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	483	22	54	—	(76)	483
Other comprehensive loss, net of taxes	(47)	(7)	(11)	—	18	(47)
Comprehensive income attributable to common shareholder	$47,769	3,589	4,425	1,693	(9,707)	$47,769

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,645	3,514	—	—	$52,019
Plant and equipment	5,537,541	1,512,057	1,438,311	—	—	8,487,909
Right-of-use assets - finance lease	360,270	78,377	50,757	—	—	489,404
Less accumulated depreciation	(2,068,882)	(699,329)	(613,003)	—	—	(3,381,214)
Construction in progress	290,765	32,792	52,648	—	—	376,205
Utility property, plant and equipment, net	4,162,554	929,542	932,227	—	—	6,024,323
Nonutility property, plant and equipment, less accumulated depreciation	1,146	115	1,532	—	—	2,793
Total property, plant and equipment, net	4,163,700	929,657	933,759	—	—	6,027,116
Investment in wholly owned subsidiaries, at equity	690,349	—	—	—	(690,349)	—
Current assets
Cash and cash equivalents	75,491	28,523	6,010	20,402	—	130,426
Advances to affiliates	76,200	—	—	—	(76,200)	—
Customer accounts receivable, net	12,885	5,181	7,660	165,928	—	191,654
Accrued unbilled revenues, net	2,926	2,326	253	158,701	—	164,206
Other accounts receivable, net	180,532	57,190	57,850	—	(217,285)	78,287
Fuel oil stock, at average cost	80,499	13,133	19,723	—	—	113,355
Materials and supplies, at average cost	74,662	17,211	35,432	—	—	127,305
Prepayments and other	73,005	10,034	24,959	—	(9,701)	98,297
Regulatory assets	30,929	5,907	5,915	—	—	42,751
Total current assets	607,129	139,505	157,802	345,031	(303,186)	946,281
Other long-term assets
Operating lease right-of-use assets	31,733	20,784	6,026	—	—	58,543
Regulatory assets	174,833	19,349	38,868	—	—	233,050
Defined benefit pension and other postretirement benefit plans asset	68,045	30,841	24,422	—	(12,711)	110,597
Investment in unconsolidated affiliate	287,250	—	—	—	—	287,250
Other	196,025	18,454	21,831	—	(35,003)	201,307
Total other long-term assets	757,886	89,428	91,147	—	(47,714)	890,747
Total assets	$6,219,064	1,158,590	1,182,708	345,031	(1,041,249)	$7,864,144
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
March 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,492,244	247,686	287,396	155,267	(690,349)	$1,492,244
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,308,318	244,494	256,612	—	—	1,809,424
Total capitalization	2,822,855	499,180	549,008	155,267	(690,349)	3,335,961
Current liabilities
Current portion of operating lease liabilities	5,158	7,952	3,014	—	—	16,124
Short-term borrowings from non-affiliates, net	48,738	—	—	—	—	48,738
Short-term borrowings from affiliate	—	—	76,200	—	(76,200)	—
Accounts payable	135,526	26,053	36,262	—	—	197,841
Interest and preferred dividends payable	20,728	3,598	4,251	—	(417)	28,160
Taxes accrued, including revenue taxes	164,116	32,964	29,149	1,726	(9,701)	218,254
Regulatory liabilities	9,162	14,649	4,260	—	—	28,071
Wildfire tort-related claims (Note 2)	383,000	47,875	47,875	—	—	478,750
Other	84,193	27,959	27,865	188,038	(216,868)	111,187
Total current liabilities	850,621	161,050	228,876	189,764	(303,186)	1,127,125
Deferred credits and other liabilities
Operating lease liabilities	30,820	13,187	3,306	—	—	47,313
Finance lease liabilities	339,208	76,117	49,743	—	—	465,068
Deferred income taxes	—	6,640	28,363	—	(35,003)	—
Regulatory liabilities	878,701	225,925	141,675	—	—	1,246,301
Unamortized tax credits	53,241	10,533	10,734	—	—	74,508
Defined benefit pension and other postretirement benefit plans liability	19,009	125	—	—	(12,711)	6,423
Wildfire tort-related claims (Note 2)	1,149,000	143,625	143,625	—	—	1,436,250
Other	75,609	22,208	27,378	—	—	125,195
Total deferred credits and other liabilities	2,545,588	498,360	404,824	—	(47,714)	3,401,058
Total capitalization and liabilities	$6,219,064	1,158,590	1,182,708	345,031	(1,041,249)	$7,864,144

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,645	3,514	—	—	$52,019
Plant and equipment	5,502,198	1,501,947	1,417,356	—	—	8,421,501
Finance lease right-of-use assets	360,270	36,074	50,757	—	—	447,101
Less accumulated depreciation	(2,029,719)	(691,161)	(605,744)	—	—	(3,326,624)
Construction in progress	282,150	31,341	52,218	—	—	365,709
Utility property, plant and equipment, net	4,157,759	883,846	918,101	—	—	5,959,706
Nonutility property, plant and equipment, less accumulated depreciation	1,145	115	1,532	—	—	2,792
Total property, plant and equipment, net	4,158,904	883,961	919,633	—	—	5,962,498
Investment in wholly owned subsidiaries, at equity	680,414	—	—	—	(680,414)	—
Current assets
Cash and cash equivalents	118,367	31,534	16,456	17,791	—	184,148
Advances to affiliates	62,200	—	—	—	(62,200)	—
Customer accounts receivable, net	19,050	7,245	8,941	164,662	—	199,898
Accrued unbilled revenues, net	12,738	4,046	1,890	160,047	—	178,721
Other accounts receivable, net	209,752	58,366	51,465	—	(249,946)	69,637
Fuel oil stock, at average cost	70,800	13,764	14,339	—	—	98,903
Materials and supplies, at average cost	69,602	15,506	33,358	—	—	118,466
Prepayments and other	110,516	16,662	30,747	—	(6,705)	151,220
Regulatory assets	36,520	8,211	9,164	—	—	53,895
Total current assets	709,545	155,334	166,360	342,500	(318,851)	1,054,888
Other long-term assets
Operating lease right-of-use assets	29,868	22,672	6,741	—	—	59,281
Regulatory assets	172,257	18,875	36,292	—	—	227,424
Defined benefit pension and other postretirement benefit plans asset	66,292	30,397	24,128	—	(11,998)	108,819
Other	194,006	18,612	21,702	—	(33,626)	200,694
Total other long-term assets	462,423	90,556	88,863	—	(45,624)	596,218
Total assets	$6,011,286	1,129,851	1,174,856	342,500	(1,044,889)	$7,613,604
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,156,955	243,964	282,876	153,574	(680,414)	$1,156,955
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,353,173	244,466	256,575	—	—	1,854,214
Total capitalization	2,532,421	495,430	544,451	153,574	(680,414)	3,045,462
Current liabilities
Current portion of operating lease liabilities	4,430	7,802	2,970	—	—	15,202
Current portion of long-term debt	40,000	5,000	2,000	—	—	47,000
Short-term borrowings-non-affiliate, net	48,623	—	—	—	—	48,623
Short-term borrowings-affiliate	—	—	62,200	—	(62,200)	—
Accounts payable	137,837	27,077	32,066	—	—	196,980
Interest and preferred dividends payable	15,994	3,191	2,701	—	(350)	21,536
Taxes accrued, including revenue taxes	197,768	42,692	37,108	1,138	(6,705)	272,001
Regulatory liabilities	11,701	10,039	4,828	—	—	26,568
Wildfire tort-related claims (Note 2)	383,000	47,875	47,875	—	—	478,750
Other	103,415	35,492	43,913	187,788	(249,597)	121,011
Total current liabilities	942,768	179,168	235,661	188,926	(318,852)	1,227,671
Deferred credits and other liabilities
Operating lease liabilities	29,830	15,230	4,075	—	—	49,135
Finance lease liabilities	341,364	34,370	49,891	—	—	425,625
Deferred income taxes	—	5,368	28,257	—	(33,625)	—
Regulatory liabilities	864,259	222,834	130,422	—	—	1,217,515
Unamortized tax credits	54,950	10,757	10,969	—	—	76,676
Defined benefit pension plan liability	18,301	125	—	—	(11,998)	6,428
Wildfire tort-related claims (Note 2)	1,149,000	143,625	143,625	—	—	1,436,250
Other	78,393	22,944	27,505	—	—	128,842
Total deferred credits and other liabilities	2,536,097	455,253	394,744	—	(45,623)	3,340,471
Total capitalization and liabilities	$6,011,286	1,129,851	1,174,856	342,500	(1,044,889)	$7,613,604

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2024	$1,156,955	243,964	282,876	153,574	(680,414)	$1,156,955
Net income for common stock	47,816	3,596	4,436	1,693	(9,725)	47,816
Other comprehensive loss, net of taxes	(47)	(7)	(11)	—	18	(47)
Additional paid-in capital	287,520	133	95	—	(228)	287,520
Balance, March 31, 2025	$1,492,244	247,686	287,396	155,267	(690,349)	$1,492,244

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2023	$2,409,110	359,790	362,344	77	(722,211)	$2,409,110
Net income for common stock	39,221	4,390	1,634	—	(6,024)	39,221
Other comprehensive loss, net of taxes	(49)	(3)	(10)	—	13	(49)
Common stock dividends	(13,000)	—	—	—	—	(13,000)
Balance, March 31, 2024	$2,435,282	364,177	363,968	77	(728,222)	$2,435,282

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$63,617	10,929	2,090	2,611	(233)	$79,014
Cash flows from investing activities
Capital expenditures	(45,122)	(13,854)	(26,150)	—	—	(85,126)
Advances to affiliates	(14,000)	—	—	—	14,000	—
Other	582	164	1	—	233	980
Net cash used in investing activities	(58,540)	(13,690)	(26,149)	—	14,233	(84,146)
Cash flows from financing activities
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	—	—	—	—	(499)
Proceeds from capital contribution from parent	270	—	—	—	—	270
Net increase in short-term borrowings from affiliate with original maturities of three months or less	—	—	14,000	—	(14,000)	—
Repayment of long-term debt	(45,000)	—	—	—	—	(45,000)
Payments of obligations under finance leases	(1,972)	(163)	(177)	—	—	(2,312)
Other	(752)	(87)	(210)	—	—	(1,049)
Net cash provided by (used in) financing activities	(47,953)	(250)	13,613	—	(14,000)	(48,590)
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,876)	(3,011)	(10,446)	2,611	—	(53,722)
Cash, cash equivalents and restricted cash, beginning of period	118,367	31,534	16,456	17,791	—	184,148
Cash and cash equivalents, end of period	$75,491	28,523	6,010	20,402	—	$130,426

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 5 · Credit agreements, long-term debt and changes in long-term debt
Credit agreements. The following table provides the credit agreement capacity, outstanding and undrawn component as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025			As of December 31, 2024
(in millions)	Capacity	Outstanding	Undrawn	Capacity	Outstanding	Undrawn
HEI corporate:
Unsecured revolving line of credit	$175	$121	$54	$175	$173	$2
Hawaiian Electric:
Unsecured revolving line of credit	200	121	79	200	166	34
ABL Facility[1]	220	—	220	239	—	239
Borrowing from HEI - standing commitment letter[2]	75	—	75	75	—	75
Short-term loan credit facility	50	50	—	50	50	—
Total Hawaiian Electric	545	171	374	564	216	348
Total Consolidated HEI	$645	$292	$353	$664	$389	$275
1 Borrowing capacity is calculated based on eligible customer accounts receivable balance at the end of each period.
2 $75 million borrowing from HEI - standing commitment letter is eliminated in total consolidated HEI amounts.
Unsecured revolving line of credit. On May 14, 2023, HEI and Hawaiian Electric exercised their first of two, one-year extensions to the commitment termination date with eight of the nine financial institutions to extend the Credit Facilities to May 14, 2027. The committed capacities under the HEI Facility and Hawaiian Electric Facility are $175 million and $200 million, respectively, through May 14, 2026, and step down to approximately $157 million and $180 million, respectively, through May 14, 2027. None of the facilities are collateralized.
Intercompany borrowing agreement. Under the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy effective January 1, 2020 (the Intercompany Borrowing Policy), HEI has committed to make revolving short-term loans to Hawaiian Electric pursuant to the terms set forth in the standing commitment letter dated December 6, 2024 (the 2024 Commitment Letter). For loans that mature on or before December 5, 2025, the 2024 Commitment Letter provides a borrowing limit of $75 million outstanding at any time and the applicable interest rate. Hawaiian Electric currently has no borrowings under the Intercompany Borrowing Policy and the 2024 Commitment Letter.
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one additional year, subject to the consent of the lenders. Hawaiian Electric received the first and second approvals from the PUC for the ABL Credit Facility Agreement that allows short-term and long-term borrowings of up to $250 million on June 27, 2024 and October 11, 2024, respectively, subject to the availability of a sufficient borrowing base of eligible receivables. The ABL Facility became effective on July 24, 2024. As of March 31, 2025, total available capacity under the ABL Facility was $220 million, and remains undrawn.
Hawaiian Electric short term loan credit facility. On December 30, 2024, Hawaiian Electric entered into a term loan credit agreement for a $50 million commitment with a stated maturity date of December 29, 2025. Hawaiian Electric drew $50 million on December 30, 2024 at an interest rate of 7.50%. The term loan facility contains certain restrictive financial covenants that are substantially the same as the financial covenants contained in the Hawaiian Electric credit facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Long-term debt. As of March 31, 2025, the Company and Hawaiian Electric were in compliance with all applicable financial covenants. The following table summarizes the long-term debt, net for the Company and Hawaiian Electric as of March 31, 2025 and December 31, 2024.

(in thousands)	March 31, 2025	December 31, 2024
All Other:
HEI 2.48%-6.10% senior notes due 2025-2052	$610,000	$610,000
Pacific Current subsidiaries nonrecourse debt	82,500	122,025
HEI revolving credit facility SOFR + 1.80%, due 2026 to 2027	120,500	173,000
Less unamortized debt issuance costs and debt discount	(4,461)	(6,681)
Less current portion long-term debt, net of unamortized debt issuance cost and debt discount	(414,897)	(62,171)
All Other long term debt, net	393,642	836,173
Hawaiian Electric:
Special purpose revenue bonds and unsecured senior notes	1,695,000	1,742,000
Revolving credit facility SOFR + 1.80%, due 2026 to 2027	121,000	166,000
Less unamortized debt issuance costs	(6,576)	(6,786)
Less current portion long-term debt, net of unamortized debt issuance cost	—	(47,000)
Hawaiian Electric long term debt, net	1,809,424	1,854,214
HEI Consolidated long term debt, net	$2,203,066	$2,690,387
Changes in long-term debt.
HEI senior notes. On April 9, 2025, pursuant to a March 5, 2025 offer tendered to, and accepted by, each holder of its outstanding senior notes issued pursuant to a series of six separate note purchase agreements, HEI repaid a ratable portion of each note using the net cash proceeds from the recent sale of ASB amounting to $384 million, together with interest accrued amounting to $5 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 6 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2024	$—	$2,120	$1,341	$3,461	$2,786
Current period other comprehensive loss	—	(438)	(22)	(460)	(47)
Balance, March 31, 2025	$—	$1,682	$1,319	$3,001	$2,739
Balance, December 31, 2023	$(282,963)	$1,638	$(8,025)	$(289,350)	$2,849
Current period other comprehensive income (loss)	(10,503)	692	10	(9,801)	(49)
Balance, March 31, 2024	$(293,466)	$2,330	$(8,015)	$(299,151)	$2,800

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI		Affected line item in the Statements of Income / Balance Sheets
	Three months ended March 31
(in thousands)	2025	2024
HEI consolidated
Amortization of unrealized holding losses on held-to-maturity securities	$—	$3,086	Assets of discontinued operations
Net realized gains on derivatives qualifying as cash flow hedges	(50)	(48)	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net gains recognized during the period in net periodic benefit cost	(505)	(449)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	483	459	See Note 8 for additional details
Total reclassifications	$(72)	$3,048
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net gains recognized during the period in net periodic benefit cost	$(530)	$(508)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	483	459	See Note 8 for additional details
Total reclassifications	$(47)	$(49)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 7 · Revenues
The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended March 31, 2025
(in thousands)	Electric utility	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$240,379	$—	$240,379
Electric energy sales - commercial	236,501	—	236,501
Electric energy sales - large light and power	262,118	—	262,118
Electric energy sales - other	4,487	—	4,487
Other sales	—	4,165	4,165
Total revenues from contracts with customers	743,485	4,165	747,650
Revenues from other sources
Regulatory revenue	(14,081)	—	(14,081)
Other	8,962	1,539	10,501
Total revenues from other sources	(5,119)	1,539	(3,580)
Total revenues	$738,366	$5,704	$744,070
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$743,485	$4,165	$747,650

	Three months ended March 31, 2024
(in thousands)	Electric utility	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$241,522	$—	$241,522
Electric energy sales - commercial	241,768	—	241,768
Electric energy sales - large light and power	271,087	—	271,087
Electric energy sales - other	4,946	—	4,946
Other sales	—	3,306	3,306
Total revenues from contracts with customers	759,323	3,306	762,629
Revenues from other sources
Regulatory revenue	21,190	—	21,190
Other	8,065	130	8,195
Total revenues from other sources	29,255	130	29,385
Total revenues	$788,578	$3,436	$792,014
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$759,323	$3,306	$762,629
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2024 or as of March 31, 2025. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of March 31, 2025, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 8 · Retirement benefits
Unless otherwise noted, references within the retirement benefit footnote exclude discontinued operations.
Defined benefit pension and other postretirement benefit plans information.  The Company contributed $1 million ($1 million by the Utilities) to its pension and other postretirement benefit plans during the first three months of 2025, compared to no contribution by the Company nor the Utilities in the first three months of 2024. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2025, comparable to 2024, is $9 million ($9 million by the Utilities). In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2025, compared to $2 million ($1 million by the Utilities) paid in 2024.
The components of net periodic pension costs and net periodic benefit costs for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended March 31
	Pension benefits		Other benefits
(in thousands)	2025	2024	2025	2024
HEI consolidated
Service cost	$9,948	$11,176	$248	$281
Interest cost	26,305	25,449	1,821	1,861
Expected return on plan assets	(33,857)	(34,596)	(3,510)	(3,485)
Amortization of net actuarial (gain)/losses	65	64	(746)	(708)
Net periodic pension/benefit cost (return)	2,461	2,093	(2,187)	(2,051)
Impact of PUC D&Os	17,799	18,090	2,025	1,888
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,260	$20,183	$(162)	$(163)
Hawaiian Electric consolidated
Service cost	$9,705	$10,916	$245	$278
Interest cost	25,429	24,627	1,741	1,779
Expected return on plan assets	(33,049)	(33,777)	(3,462)	(3,434)
Amortization of net actuarial (gain)/losses	23	12	(737)	(694)
Net periodic pension/benefit cost (return)	2,108	1,778	(2,213)	(2,071)
Impact of PUC D&Os	17,799	18,090	2,025	1,888
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,907	$19,868	$(188)	$(183)
HEI consolidated recorded retirement benefits expense of $11 million ($11 million by the Utilities) in the first three months of 2025 and $12 million ($11 million by the Utilities) in the first three months of 2024 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first three months of 2025 and 2024, the Company’s expenses and cash contributions for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan were $1.8 million and $1.9 million, respectively. For the first three months of 2025 and 2024, the Utilities’ expenses and cash contributions for its defined contribution plan under the Hawaiian Electric Industries Retirement Savings Plan were $1.7 million and $1.8 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 9 · Share-based compensation
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
As of March 31, 2025, approximately 2.5 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 1.3 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI and its principal subsidiaries. As of March 31, 2025, there were 168,177 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit from continuing operations were as follows:

	Three months ended March 31
(in millions)	2025	2024
HEI consolidated
Share-based compensation expense [1]	$0.8	$0.8
Income tax benefit	0.1	0.1
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.5	0.4
Income tax benefit	0.1	—
1    For the three months ended March 31, 2025 and 2024, the Company has not capitalized any share-based compensation.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2025		2024
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	65,628	$42.09	189,024	$41.23
Granted	—	—	—	—
Vested	(42,452)	41.92	(97,050)	40.39
Forfeited	(1,004)	42.41	(1,071)	41.97
Outstanding, end of period	22,172	$42.41	90,903	$42.11
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2025 and 2024, total restricted stock units and related dividends that vested had a fair value of $0.5 million and $1.4 million, respectively, and the related tax benefits were $0.1 million and $0.3 million, respectively.
As of March 31, 2025, there was $0.8 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 0.9 years.
Long-term incentive plan payable in stock.  The 2023-25, 2024-26 and 2025-27 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 220% of the number of target shares, depending on the achievement of the goals. The 2023-25 and 2024-26 LTIP performance goals include a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
market condition goal. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Peer Group (the Company's compensation peer group consisting of companies in the EEI Index and approved by the Company's Compensation and Human Capital Management Committee), in each case over the relevant three-year period. The other performance condition goals relate to cumulative EPS and return on average common equity (ROACE) and Hawaiian Electric’s net income growth, ROACE, carbon emissions reduction, credit rating, public safety, funds from operations to total adjusted debt ratio and customer experience. The 2025-27 LTIP includes other performance goals (described above) and a relative TSR payout modifier, which may adjust the payout shares based on the relative TSR result. The relative TSR modifier is based on HEI’s TSR compared to the Peer Group.
LTIP linked to TSR (payout modifier for 2025-27 LTIP and performance goal).  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended March 31
	2025		2024
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	98,441	$31.36	76,477	$50.11
Granted	462,313	11.25	62,152	17.28
Vested (issued or unissued and cancelled)	(17,287)	54.92	(28,577)	41.12
Forfeited	—	—	(409)	55.63
Outstanding, end of period	543,467	$13.50	109,643	$33.82
Total weighted-average grant-date fair value of shares granted (in millions)	$5.2		$1.1
(1)    Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
The grant date fair values of the LTIP awards linked to TSR were determined using a Monte Carlo simulation model utilizing actual information for the common shares of HEI and the Peer Group for the period from the beginning of the performance period to the grant date and estimated future stock volatility of HEI and the Peer Group over the remaining three-year performance period. The expected stock volatility assumptions for HEI and the Peer Group were based on the three-year historic stock volatility. A dividend assumption is not required for the Monte Carlo simulation because the grant payout includes dividend equivalents and projected returns include the value of reinvested dividends.
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2025	2024
Risk-free interest rate	4.37%	4.25%
Expected life in years	3	3
Expected volatility	64.7%	52.5%
Range of expected volatility for Peer Group	15.3% to 64.7%	12.3% to 52.5%
Grant-date fair value (per share) (HEI)	$11.39	$17.28
Grant-date fair value (per share) (Hawaiian Electric)	$11.12	$17.28
There were no share-based LTIP awards linked to TSR with a vesting date in 2025 and 2024.
As of March 31, 2025, there was $5.7 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 2.6 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2025		2024
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	438,967	$18.17	327,085	$39.44
Granted	—	—	362,963	13.09
Vested	—	—	(113,118)	34.93
Increase above target/(cancelled) due to performance	—	—	(546)	41.29
Forfeited	—	—	(1,640)	42.04
Outstanding, end of period	438,967	$18.17	574,744	$23.68
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$4.8
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2025. For the three months ended March 31, 2024, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and the related tax benefits were $0.4 million.
As of March 31, 2025, there was $3.6 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.
Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) for the three months ended March 31, 2025 were 19% and 21%, respectively. These rates differed from the combined statutory rates, primarily due to the Utilities’ amortization of excess deferred income taxes related to the provision in the 2017 Tax Cuts and Jobs Act that lowered the federal income tax rate from 35% to 21%. The Company’s and the Utilities’ effective tax rates were 24% and 22%, respectively, for the three months ended March 31, 2024.
The Company’s effective tax rates for the first three months of 2025 and 2024 were 19% and 24%, respectively. The effective tax rate for the first three months of 2025 was lower than the comparable period in 2024 primarily due to the loss from the sale of Hamakua Holdings, LLC and a decrease in excess taxes related to vesting of share-based awards, partially offset by higher executive compensation limitations in 2025.
The Utilities’ effective tax rates for the first three months of 2025 and 2024 were 21% and 22%, respectively. The effective tax rate for the first three months of 2025 was lower than the comparable period in 2024 primarily due to a decrease in excess taxes related to vesting of share-based awards, partially offset by higher executive compensation limitations in 2025.
The Company currently has no open Internal Revenue Service or State income tax audits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 11 · Cash flows

Three months ended March 31	2025	2024
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Activities from continuing operations:
Interest paid to non-affiliates, net of amounts capitalized	$19	$19
Interest paid on finance lease obligations	9	7
Income taxes paid (including refundable credits)	—	17
Income taxes refunded (including refundable credits)	4	—
Activities from discontinued operations:
Interest paid to non-affiliates, net of amounts capitalized	—	43
Income taxes paid (net of refundable credits)	—	1
Hawaiian Electric consolidated
Interest paid to non-affiliates, net of amounts capitalized	14	14
Interest paid on finance lease obligations	9	7
Income taxes paid (including refundable credits)	3	21
Income taxes refunded (including refundable credits)	5	—
Supplemental disclosures of noncash activities
HEI consolidated
Activities from continuing operations:
Property, plant and equipment:
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	37	30
Right-of-use assets obtained in exchange for finance lease obligations (financing)	42	13
Common stock issued (gross) for director and executive/management compensation (financing) [1]	—	2
Debt assumed by buyer - sale of a subsidiary (financing)	39	—
Activities from discontinued operations:
Loans transferred from held for investment to held for sale (investing)	—	20
Right-of-use assets obtained in exchange for operating lease obligations (investing)	—	1
Common stock issued (gross) for director and executive/management compensation (financing) [1]	—	1
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	37	29
Right-of-use assets obtained in exchange for finance lease obligations (financing)	42	12
Common stock dividends payable (financing)	—	13
Capital contribution from parent of a membership interest in an unconsolidated affiliate (financing)	287	—
HEI Consolidated (continuing operations) and Hawaiian Electric consolidated
Estimated fair value of noncash contributions in aid of construction (investing)	3	6
Reduction of long-term debt from funds previously transferred for repayment (financing)	47	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	3	—
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
March 31, 2025
Financial assets
HEI consolidated
Money market mutual funds	$1,049,070	$1,049,070	$—	$1,049,070
Derivative assets	28,892	—	1,114	1,114
Hawaiian Electric consolidated
Money market mutual funds	72,329	72,329	—	72,329
Financial liabilities
HEI consolidated
Short-term borrowings, net	48,738	—	48,738	48,738
Long-term debt, net	2,617,963	—	2,131,016	2,131,016
Hawaiian Electric consolidated
Short-term borrowings, net	48,738	—	48,738	48,738
Long-term debt, net	1,809,424	—	1,377,233	1,377,233
December 31, 2024
Financial assets
HEI consolidated
Money market mutual funds	$1,162,259	$1,162,259	$—	$1,162,259
Derivative assets	29,312	—	1,629	1,629
Hawaiian Electric consolidated
Money market mutual funds	115,599	115,599	—	115,599
Financial liabilities
HEI consolidated
Short-term borrowings, net	48,623	—	48,623	48,623
Long-term debt, net	2,799,558	—	2,196,403	2,196,403
Hawaiian Electric consolidated
Short-term borrowings, net	48,623	—	48,623	48,623
Long-term debt, net	1,901,214	—	1,446,316	1,446,316
Assets and liabilities measured at fair value on a recurring basis include money market mutual funds and derivative assets and liabilities as included in the table above. Money market mutual funds are included in “Cash and cash equivalents” and “Restricted cash” in the Condensed Consolidated Balance Sheets. Derivatives are included in “Other noncurrent assets” and “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.
There were no Level 3 assets as of March 31, 2025 and December 31, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2024 Form 10-K and should be read in conjunction with such discussion and the 2024 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2024 Form 10-K, as well as the quarterly condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.
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
Effective November 1, 2024, HEI and Hawaiian Electric entered into two definitive settlement agreements (collectively, the Settlement Agreements) to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires (expressly excluding securities and derivative actions) on a global basis without any admission of liability. Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes $75 million previously contributed for the One ‘Ohana Initiative, (a humanitarian aid fund to provide payments outside of litigation to the beneficiaries of those who died, as well as compensation for personal injury damages). The total settlement amount is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which, $3.5 million was accrued as of March 31, 2025 based on the best estimate at that time.
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
The foregoing descriptions of the Settlement Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Settlement Agreements attached as exhibits to the Form 8-K that was filed with the SEC on November 5, 2024. Also, see Note 2 of the Condensed Consolidated Financial Statements for more information.
HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets as of March 31, 2025. The Settlement Agreements contain no admission of any liability by HEI or the Utilities and reflect the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities have recorded an additional $40 million in “Accounts receivable and unbilled revenues, net” and “Other accounts receivable, net” on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets, respectively, as of March 31, 2025, based on the amounts expected to be remaining under the applicate insurance policies at the time of settlement payment.
In an effort to finance the first settlement payment, on September 25, 2024, HEI completed the sale of 62.2 million shares of common stock. The shares were issued under a registration statement registering up to $575 million of common stock. The net proceeds from the sale of common stock amounted to approximately $557.7 million. From these proceeds, HEI transferred the amount of the first payment, $479 million, into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. In addition, on September 19, 2024, HEI filed with the SEC a shelf registration statement for an at-the-market offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program. HEI is working with its financial advisors on additional financing plans to raise capital necessary to fund the remaining $1.44 billion settlement amount.
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

For further discussion of the impacts of inflation and other macro-economic factors impacting the Utilities, see “Recent Developments” in the Electric utility section below. See also “Economic conditions” below for further discussion of the economic impact of recent events.
RESULTS OF OPERATIONS

	Three months ended March 31		%
(in thousands)	2025	2024	change	Primary reason(s)[1]
Revenues	$744,070	$792,014	(6)	Decrease in the electric utility, partly offset by an increase in the all other segment.
Operating income	62,420	50,887	23	Increase in the electric utility, partly offset by a decrease in the all other segment
Income from continuing operations for common stock	$26,671	$21,188	26	Increase in the electric utility, partly offset by a decrease in the all other segment
Income from discontinued operations	—	20,934	(100)	Decrease related to the sale of the bank segment in December 2024.
Net income for common stock	$26,671	$42,122	(37)	Decrease related to the sale of the bank segment in December 2024 and decrease in the all other segment, partly offset by an increase in the electric utility
1    Also, see the all other segment discussion below.
The Company’s effective tax rates for the first three months of 2025 and 2024 were 19% and 24%, respectively. The effective tax rate for the first three months of 2025 was lower than the comparable period in 2024 primarily due to the loss from the sale of Hamakua Holdings and a decrease in excess taxes related to vesting of share-based awards, partially offset by higher executive compensation limitations in 2025.
Maui windstorm and wildfires related expenses, net. For the three months ended March 31, 2025 and 2024, the Company’s incremental expenses related to the Maui windstorm and wildfires as discussed in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

	Three months ended March 31, 2025
(in thousands)	Electric utility	All Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$3,849	$5,001	$8,850
Outside services expense	—	124	124
Other expense	5,695	233	5,928
Interest expense	1,752	279	2,031
Total Maui windstorm and wildfires related expenses	11,296	5,637	16,933
Insurance recoveries	(3,064)	(3,658)	(6,722)
Deferral treatment approved by the PUC[1]	(5,683)	—	(5,683)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$2,549	$1,979	$4,528

	Three months ended March 31, 2024
(in thousands)	Electric utility	All Other segment	HEI Consolidated[3]
Maui windstorm and wildfires related expenses:
Legal expenses	$10,735	$4,209	$14,944
Outside services expense	784	338	1,122
Other expense[2]	9,141	195	9,336
Interest expense	3,907	918	4,825
Total Maui windstorm and wildfires related expenses	24,567	5,660	30,227
Insurance recoveries	(9,969)	(2,608)	(12,577)
Deferral treatment approved by the PUC[1]	(7,898)	—	(7,898)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$6,700	$3,052	$9,752
1    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires incurred through December 31, 2024. Pursuant to the PUC order received on February 12, 2025, deferral accounting treatment limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement incurred in 2025 was granted. Applicable amounts were reclassified to a regulatory asset. See “Risk Factors” in Item 1A. for further discussion of regulatory risks. See Note 2 of the Condensed Consolidated Financial Statements.
2    Includes $6.7 million pursuant to an agreement to settle indemnification claims asserted by the State of Hawaii, for the three months ended March 31, 2024. See Note 2 of the Condensed Consolidated Financial Statements.
3    Excludes income related to discontinued operations amounting to $0.1 million for the three months ended March 31, 2024.
Note: All Other segment Maui windstorm and wildfires related expenses - legal, outside services and other are included in “Expenses-Other” and interest expense is included in “Interest expense, net” on the HEI and subsidiaries Condensed Consolidated Statements of Income. See Electric utility section below for more detail.
From August 8, 2023 through March 31, 2025, HEI and its subsidiaries have incurred approximately $2.2 billion of Maui windstorm and wildfires related expenses, including the Utilities’ estimate of the losses related to a settlement of all wildfire tort-related legal claims and cross claims and the One ‘Ohana Initiative contribution. Certain of these costs are reimbursable under excess liability insurance, professional liability and directors and officers liability insurance policies. As of March 31, 2025, HEI and its subsidiaries have approximately $12 million, nil and $117 million of insurance coverage remaining under the excess liability, professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable as of the quarter end.
With the Company accruing its losses related to a settlement of all wildfire tort-related legal claims and cross claims as of March 31, 2025, the Company expects the Electric utility and HEI to use the remaining $12 million of insurance coverage under its excess liability policy primarily for legal expenditures, in excess of amounts deferred, in connection with the Maui windstorm and wildfires.
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
In the first quarter, the average daily passenger count was 3.3% higher than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, including Japanese travelers, remaining at lower levels. In the first quarter, international visitor arrivals (excluding Japan) remained 17.9% below 2019 levels. Due to the weak yen, Japanese visitors are 41.2% below 2019 levels.
Hawaii’s seasonally adjusted unemployment rate in March 2025 was 2.9%, the same as the March 2024 rate. The national unemployment rate in March 2025 was 4.2% compared to 3.9% in March 2024. According to a recent forecast by UHERO, issued on February 28, 2025, jobs in the state will remain flat in 2025, though Maui is expected to see a 0.9% growth in jobs, driven by continued rebuilding following the 2023 wildfires.

Hawaii real estate activity through March 2025, as indicated by Oahu’s home resale market, resulted in an increase in the median sales price of 1.0% for condominiums and an increase of 7.5% for single-family homes compared to the same period in 2024. Median single-family home price prices set an all-time high in February 2025 at $1,185,000, exceeding the previous high of $1,153,500 set in May 2022. The number of closed sales through March 2025 saw a small 0.4% increase for condominiums and a 4.0% decrease for single-family residential homes compared to the same period in 2024.
Hawaii’s petroleum product prices relate to the crude oil in international markets. The price of crude oil has decreased about 8.3% over the same quarter in the prior year.
At its March 18, 2025 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range at 4.25% - 4.5%. The FOMC noted increased uncertainty around the economic outlook, and their attention to risks on both sides of its dual mandate of achieving maximum employment and 2 percent inflation over the longer run. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities, agency debt, and agency mortgage-backed securities, though the pace of those reductions is expected to slow in April 2025.
UHERO forecasts full year 2025 real GDP growth of 1.6%, an increase in total visitor arrivals of 2.6%, an increase in real personal income of 0.7%, and an unemployment rate of 3.4% for the state. According to UHERO, Hawaii’s economic growth is threatened by federal disruptions. In the near term, federal layoffs will fully offset expected growth in construction and the lift from local tax cuts. Thereafter, recession risks increase due to federal policies and actions, including trade policies, mass deportations, and spending cuts. In a May 2025 report, UHERO currently expects these expansive federal policy shifts will push Hawaii’s economy to enter into a mild recession in late 2025 and into 2026.
See also “Recent Developments” in the “Electric utility” section below for further discussion of the economic impact of recent events.
All Other segment. The “All Other” business segment net loss includes results of the stand-alone corporate operations of HEI, ASB Hawaii, GLST1, and Pacific Current.

	Three months ended March 31
(in thousands)	2025	2024	Change	Primary reason(s)
Revenues	$5,704	$3,436	$2,268	The revenues for the first three months of 2025 were higher than the comparable period in 2024 primarily due to higher sales at Pacific Current[1] subsidiaries.
Operating loss	(13,517)	(12,468)	(1,049)
The first three months of 2025 and 2024 include $5.2 million and $5.5 million of operating loss, respectively, from Pacific Current[1]. Corporate expenses for the first three months of 2025 were $1.4 million higher than the same period in 2024, primarily due to higher insurance expenses.

Net loss	(21,145)	(18,033)	(3,112)
Increase in net loss due to the loss on sale of Hamakua Holdings on March 10, 2025, higher interest expense and the same factors cited for the change in operating loss above, partially offset by higher interest income. Also see effective tax rate explanations above.

1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) up until the close of its sale on March 10, 2025, are eliminated in consolidation.
The “all other” business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary up until the close of its sale on March 10, 2025, Hamakua Energy, which owned a 60 MW combined cycle power plant on Hawaii Island that provides electricity to Hawaii Electric Light; Pacific Current’s subsidiaries, Mauo, LLC (Mauo), which owns solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Mahipapa, which owns a 7.5 MW nameplate biomass facility on Kauai, Alenuihaha Developments, LLC, which owns a collection of renewable energy assets on Oahu and Kauai, Ka‘ie‘ie Waho Company, LLC, which owns a 6 MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative, and Ka‘aipua‘a, LLC, which is constructing a wastewater treatment and energy recovery facility on Hawaii Island; as well as eliminations of intercompany transactions.
In late February 2024, Hamakua Energy’s combustion turbine (CT) and its leased combustion turbine (leased CT) unexpectedly sustained damages resulting in a plant shut down on Hawaii Island. As a result, in April 2024, Hamakua Energy purchased a new CT which was placed into service in June 2024. The leased CT was returned to the lessor and a new leased CT had been delivered and placed into service in September 2024 bringing Hamakua Energy back to full capacity. After conducting an investigation into the root cause of the damages, it was determined that contaminated fuel led to the turbine damages. Pacific Current is currently working with its legal counsel on seeking recovery of its losses related to damages sustained to its plant facilities.
As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, on February 7, 2025, Pacific Current entered into a Securities Purchase Agreement to sell all the membership interests in Hamakua Holdings, a wholly owned subsidiary of Pacific Current and parent company of Hamakua Energy, to an unaffiliated third party. The sale transaction closed on March 10, 2025. As a result of the sale transaction, the Company recorded an after-tax loss on the sale amounting to $9.8 million as of March 31, 2025. The sale of Hamakua Holdings and its subsidiary, Hamakua Energy, does not preclude Pacific Current from seeking recovery of its losses related to the aforementioned damages to its plant facilities from the fuel supplier.
In March 2024, a fire destroyed the cooling tower at the Mahipapa facility on Kauai. The fire was ignited from a vendor’s welding activities being performed on the cooling tower during its scheduled maintenance. As a result, the plant was shut down while repairs were being performed. Mahipapa completed repairs to its facility and commenced operations in early December 2024 and returned to full capacity in the first quarter of 2025. For the three months ended March 31, 2025, Mahipapa received insurance proceeds of $1.4 million under its business interruption policy. In addition to working with its insurance company, Mahipapa is currently working with its legal counsel on seeking reimbursement of its losses related to damages sustained to its plant facilities.
FINANCIAL CONDITION
Liquidity and capital resources.  See “Credit and Capital Market Risk” in Item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2024 Form 10-K and in Item 1A. Risk Factors below.
HEI’s and the Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect HEI’s and the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation (including wildfire related litigation noted above).
The Company’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of its businesses remain strong, the Company took prudent and measured actions to reinforce its commitment to serving the community for the long term. Subsequent to the Maui windstorm and wildfires, in August 2023, HEI and Hawaiian Electric fully drew down $175 million and $200 million, respectively, on their existing revolving credit facilities. The Company has taken additional prudent measures to strengthen its financial position while continuing to provide reliable service to its customers and reinforcing HEI’s commitment to serving the community for the long term such as entering into an asset-based credit facility that allows the Utilities to borrow up to $250 million and filing with the SEC an at-the-market offering program under which HEI may offer and sell up to $250 million of its common stock. Additional proactive measures included suspending the quarterly cash dividend on HEI’s common stock after payment of the second quarter dividend in September 2023 and reducing or eliminating discretionary costs.
As of March 31, 2025, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax), related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on the Company’s and Utilities’ Condensed Consolidated Balance Sheets. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock in a registered offering, raising net proceeds of approximately $557.7 million and subsequently transferred the first payment into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds.

As of March 31, 2025, the Company’s consolidated total available liquidity was approximately $1,232 million. The following table provides the components of available liquidity as of March 31, 2025. See “Liquidity and capital resources” in Hawaiian Electric’s MD&A below for components of its available credit.

	As of March 31, 2025
(in millions)	Capacity	Outstanding	Undrawn
Electric Utility
Total credit, excluding standing commitment letter with HEI[1]	$470	$171	$299
Total available credit - Electric Utility[2]			$299

All Other
Unsecured revolving line of credit	$175	$121	$54
At-the-market program	250	—	250
Total credit - All Other	425	121	304
Restricted credit			—
Total available credit - All Other			$304

Consolidated cash and cash equivalents			629
Total available liquidity			$1,232
1     Pursuant to an HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy which provides Hawaiian Electric a borrowing commitment of $75 million. Hawaiian Electric currently has no borrowings under this policy. See Note 5 of the Condensed Consolidated Financial Statements for a description of the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy.
2    Additionally, as of March 31, 2025 the Electric Utilities had no commercial paper outstanding, and Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $76.2 million, respectively, which intercompany borrowings are eliminated in consolidation.
As of March 31, 2025, HEI consolidated had $2.7 billion of long-term debt and short-term debt, of which $466 million is due or expected to be repaid within 12 months and $598 million is due within 24 months. On April 9, 2025, pursuant to a March 5, 2025 offer tendered to, and accepted by, each holder of its existing note purchase agreements, HEI repaid a ratable portion of each note using the net cash proceeds from the recent sale of ASB amounting to $384 million.
Management believes with the Company’s cash and cash equivalents amount of $629 million and GLST1’s restricted cash amount of $479 million, both as of March 31, 2025, the available capacity on Hawaiian Electric’s ABL Facility, additional liquidity under HEI’s registered at-the-market offering program as well as expenditure reduction efforts, the Company has adequate cash to meet its financial obligations and sustain operations in the short term, including available sufficient liquidity to fund the first installment of the settlement of wildfire tort claims expected to be made in early 2026 and its other cash obligations for the next 12 months following the issuance of its March 31, 2025 financial statements.
The Company expects that liquidity will continue to be impacted in the long term primarily due to the remaining liability payments to settle wildfire claims; the result of the August 2023 downgrades of their credit ratings to below investment grade which limits the Company from accessing unsecured, short-term borrowings and continues to restrict access to the capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms; and higher working capital requirements resulting from inflation and elevated fuel prices. Although the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims, the Company is currently working with its financial advisors on a financing plan to raise the additional capital necessary to fund the remaining settlement of wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. If the financing plans are unsuccessful, the Company may need to consider other strategic alternatives.
For the Utilities, while fuel prices have moderated from their highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and higher customer accounts receivable balances as fuel is consumed and billed to customers. While the accounts receivable balance has decreased since December 2024, it remains elevated as compared to pre-pandemic levels as the Utilities did not revert to pre-pandemic collection practices and the moratorium on disconnections on Maui continues. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, however, it has and will continue to lead to higher bad debt expense. As of March 31, 2025, approximately $15.9 million of the Utilities’ accounts receivables were over 30 days past due, which is a decrease of approximately 13% since December 2024. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below).
If further liquidity is deemed necessary in the short term, Hawaiian Electric could also use its available capacity on its $250 million ABL Facility, reduce the pace of capital spending related to non-essential projects, manage O&M expenses, seek borrowings on a secured basis, and explore asset sales.
Credit ratings. On March 7, 2025, S&P revised HEI’s outlook to “Positive” from “Negative.”
HEI Consolidated material cash requirements. Material cash requirements of HEI Consolidated include: payments related to settlement of tort-related legal claims and cross claims; Utility-related capital expenditures (including capital expenditures related to wildfires and wildfire mitigations), labor and benefits costs, O&M expenses, legal and consulting costs related to the Maui windstorm and wildfires, fuel and purchase power costs, and debt and interest payments; HEI-related labor and benefits costs, debt and interest payments and legal and consulting costs related to the Maui windstorm and wildfires and HEI equity contributions to support Pacific Current’s sustainable infrastructure investments.
The consolidated capital structure of HEI was as follows:

(dollars in millions)	March 31, 2025		December 31, 2024
Short-term borrowings, net	$49	1%	$49	1%
Long-term debt, net	2,618	62	2,800	64
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,506	36	1,479	34
	$4,207	100%	$4,362	100%
Prior to the Maui windstorm and wildfires, HEI utilized short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of March 31, 2025. Historically, HEI also periodically utilized unsecured long-term debt to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes. The downgrades of HEI’s and HECO’s credit ratings have negatively impacted each of HEI’s and Hawaiian Electric’s ability to access capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms. As of March 31, 2025, HEI and Hawaiian Electric had no commercial paper outstanding.
See Note 5 of the Condensed Consolidated Financial Statements for a brief description of the Company’s loans.
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
On September 19, 2024, HEI filed a shelf registration statement with the SEC for an at-the-market offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program.
There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan or the Hawaiian Electric Industries Retirement Savings Plan in the three months ended March 31, 2025 and 2024.
For the first three months of 2025, net cash provided by operating activities of HEI consolidated was $50 million. Net cash used in investing activities for the same period was $78 million, primarily due to capital expenditures. Net cash used in financing activities during this period was $102 million, primarily due to repayment of long-term debt.
Dividends.  The payout ratios for the first three months of 2025 and full year 2024 were nil. Each quarter, the HEI Board of Directors evaluates whether to declare a dividend and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, liquidity, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives. In August 2023, in consideration of the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter 2023 dividend, and has not declared a cash dividend since that time. This action was intended to allow the Company to provide additional liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utilities. In May 2025, after a temporary suspension of Hawaiian Electric’s quarterly cash dividend to HEI that began with the second quarter 2024 dividend, the Hawaiian Electric Board of Directors approved a $10 million quarterly dividend for the first quarter of 2025. This decision was made after considering several factors, including the continued progress of the Maui windstorm and wildfire settlement, the Utilities’ results of operations and the Utilities’ liquidity position.
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
For information about these material estimates and critical accounting policies, in addition to the critical policy discussed below, see pages 42 to 44 and 63 of the MD&A included in Part II, Item 7 of HEI’s and Hawaiian Electric’s 2024 Form 10-K.
Following are discussions of the results of operations, liquidity and capital resources of the electric utility segment.
Electric utility
Recent developments. See also “Recent developments,” in HEI’s MD&A and Note 2 of the Condensed Consolidated Financial Statements which includes disclosures relating to Maui windstorm and wildfires.
For the three months ended March 31, 2025, the Utilities generated net income of approximately $47.8 million compared to $39.2 million for the same quarter of 2024. See “Results of operations” below for variance explanations.
In the first quarter of 2025, kWh sales volume increased 3.1% compared to the same period in 2024. The increase reflects warmer, more humid weather as well as the continuing economic recovery since the Maui windstorm and wildfires and increased pumping loads as Maui consumption increased 7.7% in the first quarter of 2025 compared to the same period in 2024.
The price of crude oil has decreased about 8.3% over the same quarter in the prior year. The Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum penalty/reward exposure annually).
In March 2025, the Consumer Price Index (CPI) increased 2.4% over the last 12 months. In Hawaii, the March 2025 Urban Hawaii (Honolulu) CPI increased 2.6% over the last 12 months. Under the PBR framework, inflation risk for the Utilities is partially mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
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
Customer accounts receivable decreased in 2025 by $8 million, or 4%, with the number of accounts past due greater than 30 days decreasing by 7% since December 31, 2024. The decrease in accounts receivables was primarily driven by receipt of government arrears balance and higher cash receipts associated with increased disconnection efforts. See “Financial Condition—Liquidity and capital resources” for additional information. However, accounts receivable balances remain elevated compared to pre-pandemic levels as the Utilities did not revert to pre-pandemic collection practices and the moratorium on disconnections on Maui continues.

System reliability. Since the August 2023 Maui windstorm and wildfires, the Utilities have developed a set of Interim Wildfire Safety Measures to mitigate the risk of wildfires in areas identified as having higher risk of wildfire in all service territories (Oahu, Maui County, and Hawaii Island). These interim measures represent actions the Utilities have performed in 2024. On January 10, 2025, the Utilities filed its 2025-2027 Wildfire Safety Strategy, which outlines its plans to reduce wildfire risk throughout its service territories over the next three years. In the near term, it is anticipated that these measures will result in disruptions to service and negatively impact T&D SAIDI and SAIFI. While the Utilities work to refine these measures over time to mitigate customer impacts, the Utilities are currently focused on taking immediate steps to keep island communities safe during extreme weather events. For a discussion regarding the launch of the Public Safety Power Shutoff program, see discussion below under “Wildfire Safety Measures.”
Hawaii Island has two generators out of service for extended maintenance. While these units are unavailable for maintenance, during certain periods there may be reductions in generation reserve margins and failure of other generators could risk generation shortfalls.
Regulatory and legislative developments.
Federal grant. On November 15, 2021, former President Biden signed into law the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending to be allocated over the next five years through various programs. The funding is expected to help the State of Hawaii achieve its sustainability goals, including renewable energy, resilience, and decarbonization, while also prioritizing economic development, equity and affordability. The Utilities have been pursuing potential grant funding of projects under various programs as primary applicant as well as in partnership with other organizations. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that their Climate Adaption Transmission and Distribution Resilience Program (Resilience Program) application for $95 million in federal funds under IIJA was officially awarded. See “Utility projects” in Note 4 of the Condensed Consolidated Financial Statements for additional discussions.
In January 2025, President Trump issued multiple Executive Orders that impact both IIJA and IRA funding. Executive Order 14154 entitled Unleashing American Energy ordered to immediately pause disbursement of funds appropriated through IIJA and IRA grants, which may potentially lead to project delays and economic uncertainty. The Executive Orders entitled Ending Radical and Wasteful Government DEI Programs and Preferencing resulted in the federal contracting officer ordering recipients to cease all diversity, equity and inclusion and community benefits plan activities funded by federal grants as of January 28, 2025, which could potentially impact the Utilities’ existing community benefits agreements with some third parties and commitments included in the Resilience Program project costs. The Utilities are still evaluating the potential impact as a result of the two Executive Orders mentioned above and continue to monitor for impacts of any new Executive Orders.
Trade policies. In addition, impacts to the Utilities from trade policies imposed by the U.S. or its trading partners are uncertain at this time. In 2024, the Utilities estimate that more than 90% of the Utilities’ capital goods were domestically sourced. However, the Utilities and their independent power producers procure capital goods that flow through global supply chains and may include raw materials, sub-components, or components sourced or assembled outside the U.S. Utility capital costs and the cost of power procured from independent power producers may increase due to new trade policies and changes in trade policy from the U.S. and its trading partners, based on the amount of foreign content of capital goods. It is also possible that trade policies could impact commodities and raw materials costs, leading to inflation of utility capital costs indirectly through the broader supply chain. Utility-scale battery projects planned by both Hawaiian Electric and independent power producers may see significant cost increases or supply chain challenges, as the majority of battery components are currently manufactured in, or have significant supply chain exposure to, the People’s Republic of China. The Utilities are still assessing the potential impact of the trade policies.
Legislation bills. During the 2025 Legislative Session, the Hawaii State legislature passed 1) Senate Bill 897, which directs the PUC to establish an aggregate liability cap on economic damages from future wildfires and authorizes securitization to finance wildfire safety improvements, 2) Senate Bill 1501, which allows the State to “step-in” for the Utilities in the case of utility financial distress, ensuring project owners receive payment, and 3) House Bill 1001, which appropriates funds to address the State of Hawaii’s settlement of claims related to the Maui wildfire and windstorm tort litigation settlement. The three legislative bills could help support the Utilities’ financial stability to move forward and the Utilities’ ability to procure energy in order to provide customers and communities with safe, reliable and affordable clean energy. The three legislative bills are pending Governor Green’s final approval before they can be signed into law.
For a discussion regarding the impact of the Maui windstorm and wildfires on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”

RESULTS OF OPERATIONS

Three months ended March 31		Increase
2025	2024	(decrease)		(dollars in millions, except per barrel amounts)
$738	$789	$(51)		Revenues. Net decrease largely due to:
			$(44)	lower fuel oil prices partially offset by higher kWh generated[1]
			(14)	lower purchase power energy cost, partially offset by higher kWh purchased and higher PPAC revenues[2]
			1	higher DSM revenue
			1	higher pilot process recovery
			6	higher revenue from ARA adjustments
239	284	(45)
Fuel oil expense[1]. Net decrease largely due to lower fuel oil prices and better heat rate performance due to loss of generator units on Oahu and Hawaii Island in 2024, offset in part by higher kWh generated

147	160	(13)
Purchased power expense[1,2]. Net decrease largely due to lower purchased power energy prices, along with the settlement of liquidated damages with Hamakua Energy, offset in part by higher kWh purchased and continued addition of Stage 1 and Stage 2 renewable projects

143	144	(1)		Operation and maintenance expenses. Net decrease largely due to:
			(7)	the settlement of indemnification claims asserted by the State of Hawaii in 2024[3]
			(1)	lower transmission and distribution maintenance expense
			(1)	lower bad debt expense
			1	higher Demand Response cost
			1	higher Maui windstorm and wildfires legal and consulting costs
			3	higher property and general liability insurance costs
			4	higher wildfire mitigation program related to inspections
134	137	(3)
Other expenses. Decrease due to lower revenue taxes partially offset by higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

76	63	13		Operating income. Increase due to higher ARA revenue, better heat rate performance, and lower operation and maintenance expense
62	51	11		Income before income taxes. Increase largely due to higher operating income and higher interest income earned, partially offset by higher interest expense
48	39	9		Net income for common stock. Increase due to higher income before income taxes. See below for effective tax explanation
1,965	1,906	59		Kilowatt-hour sales (millions)[4]
$104.55	$121.84	$(17.29)		Average fuel oil cost per barrel
472,735	471,775	960		Customer accounts (end of period)
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
4 kWh sales were higher compared to the same quarter in prior year. The increase in sales can be attributed to warmer, more humid weather on Oahu and the recovery from the Maui windstorm and wildfires.
The Utilities’ effective tax rates for the first three months of 2025 and 2024 were 21% and 22%, respectively. The effective tax rate for the first three months of 2025 was lower than the comparable period in 2024 primarily due to a decrease in excess taxes related to vesting of share-based awards, partially offset by higher executive compensation limitations in 2025.
Hawaiian Electric’s consolidated ROACE was not meaningful and 7.8% for the twelve months ended March 31, 2025 and March 31, 2024, respectively.

For more information of the Utilities’ incremental expenses related to the Maui windstorm and wildfires for the three months ended March 31, 2025 and 2024, see “Results of operations—Maui windstorm and wildfires related expenses” in HEI’s MD&A.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2025 amounted to $5.6 billion, of which approximately 19% related to generation PPE, 65% related to transmission and distribution PPE, and 16% related to other PPE. Approximately 5% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission by 2046.
See “Economic conditions” in the “HEI Consolidated” section above.
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, to approximately 95% of the state’s population, and operate five separate grids. The Utilities’ mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with affordable, reliable and clean energy. The goal is to create a safe, modern, resilient, flexible, and dynamic electric grid that protects Hawaii from impacts of climate change and enables an optimal mix of distributed energy resources, such as private rooftop solar, demand response, and grid-scale resources to enable the creation of smart, sustainable, resilient communities and achieve their decarbonization goals that are aligned with the statutory goal of 100% renewable portfolio standard and net-negative carbon emissions by 2045.
Performance-based regulations. On December 23, 2020, the PUC issued a D&O (PBR D&O) approving a new performance-based regulation framework (PBR Framework). See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements.
Wildfire Safety Measures. The Utilities first began developing a Wildfire Safety Strategy in 2019 and continue to adapt the plan to address the elevated risks in Hawaii. Since the Maui windstorm and wildfires, the Utilities developed a set of Interim Wildfire Safety Measures designed to reduce the risk of wildfires associated with utility infrastructure in service territory areas identified as posing a higher wildfire risk. These interim measures represent actions the Utilities had either already started, or were to start in 2024, while simultaneously working to develop a more comprehensive strategy. These actions included wildfire risk analysis, operation procedures and grid design changes, enhanced inspection and vegetation management plans, and system hardening. In January 2025 the Utilities developed and filed with the Hawaii PUC a 2025-2027 Wildfire Safety Strategy, which identifies risk mitigation strategies to perform over the next three years across its service territories. The strategies and actions include additional operational changes, grid hardening work, enhanced inspections and vegetation management, and risk modeling to inform and prioritize hardening work and operational actions. The Wildfire Safety Strategy is estimated at $450 million to implement over the 2025-2027 period. The Utilities are planning to submit a PUC application for EPRM cost recovery in the second quarter of 2025.
One of the interim measures is the Public Safety Power Shutoff (PSPS) program, which calls for the Utilities to preventatively de-energize circuits in areas identified as high fire risk during certain weather conditions. The PSPS program launched on July 1, 2024 and is ready to use, if and when it is needed, to protect customers, communities and employees. The initial PSPS protocols and operational procedures represent an early-stage iteration, which will evolve over time as more analytical, forecast, and situational awareness capabilities and wildfire mitigations are deployed. De-energizing circuits in high wildfire risk areas will lead to extended interruptions for many customers, even if not in a high wildfire risk area. The Utilities will continue to work with key stakeholders in balancing the risk of utility-related wildfires with the risk to the public arising from not having electricity.
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
In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. Since that time, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies have slowed the pace of progress toward reducing greenhouse gas emissions. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below. The downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires is anticipated to be an additional impediment to completion of new renewable energy and storage projects due to concerns of independent power producers regarding their ability to procure low-cost financing. Therefore, legislation was introduced in the 2025 Hawaii State Legislature to alleviate concerns of independent power producers and their financing parties with regards to the Company’s credit rating. As a result of these challenges, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s RPS goals.
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
In January 2025, the State of Hawaii issued two key policy documents and an alternative fuel study. The Hawaii PUC issued its 2024 Inclinations on the Future of Energy in Hawaii (2024 PUC Inclinations). The 2024 PUC Inclinations are intended to provide a guide for the completion of energy infrastructure upgrades for public safety, reliability and resiliency. This includes among other items, strategic hardening, diversification and enhancements of transmission and distribution systems, expedited replacement of older fossil fired generation, streamlined interconnection for renewable utility scale and distributed energy resources, including a specific goal to limit fossil fuel generation to no more than 40% on each island by 2030, software and hardware improvement to prevent cybersecurity threats, creation of resilience hubs, and integration of electric, gas, and renewable resources to support continuity of energy, telecommunications, water and wastewater services. The 2024 PUC Inclinations specifically state that “Strategic ownership of new generation (by the Utilities) may be beneficial, especially when such ownership stabilizes utility finances, benefits from low-interest federal loans or advances other objectives such as operational accountability, resilience and public safety.”
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
The Hawaii State Energy Office’s Alternative Fuel, Repowering and Energy Transition Study expresses concern about the speed of the transition to renewable energy and cites to the continued reliance on imported oil as a driver of high bills and intense carbon emissions. The report makes a case for the use of liquefied natural gas on Oahu to replace low sulfur fuel oil during the transition to 100% renewable energy, and names several entities as potential investors that could help speed the transition. The Utilities are currently evaluating how their existing plans fit within these policies. Importantly all three documents recognize that to achieve the State’s ambitious goals is a collective effort that will require government agencies, electric utilities, and private stakeholders to work together, acknowledging that each of these groups has an important role to play. The 2024 PUC Inclinations for example state: “Energy utilities, government agencies and private stakeholders must embrace an ethos of collective responsibility to confront and effectively mitigate the vulnerabilities revealed by Lahaina’s heartbreaking tragedy, the COVID pandemic, ongoing global unrest, cybersecurity threats and the overarching climate crisis.” The PUC later states: “The Commission does not expect energy utilities to accelerate their transformation without regulatory assistance and third-party resources.” All three documents also recognize the progress made to date towards the State’s renewable energy goals. The Utilities remain committed to working with all stakeholders to reach Hawaii’s ambitious renewable energy goals.
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
On June 8, 2021, the PUC approved the Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. The battery bonus on Oahu is officially closed to new applications. As of March 31, 2025, the Utilities have received and approved applications totaling 47.95 MW on Oahu.

On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge. As of March 31, 2025, the battery bonus program on Maui has officially closed to new applications, and the Utilities have received and approved the applications totaling approximately 10.55 MW on Maui.
Grid modernization. The overall goal of the Grid Modernization Strategy (GMS) is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater resiliency, reliability, distributed energy resources (DER) and renewable energy integration.
Deployment was planned in two phases. The Utilities completed Phase 1 deployment of 447,000 advanced meters, servicing approximately 95% of the customers in 2024 and are recovering associated costs under the MPIR mechanism. Since GMS Phase 1 Project completion, the Utilities continue to deploy advanced meters as part of normal meter shop operations under the recovery of Annual Revenue Adjustment mechanism.
The Utilities filed their initial application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of Phase 2 of their GMS implementation. However, as the Utilities were unsuccessful in securing IIJA federal funding, the Utilities are currently re-scoping GMS Phase 2 and plan to file another updated and supplemented PUC application for updated project costs in the second quarter of 2025.
Community-based renewable energy. In December 2017, the PUC adopted a community-based renewable energy (CBRE) program framework which allows customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program has two phases.
The first phase, includes five projects currently in operation (3,270 kW on Oahu, 28.32kW on Maui, 750 kW on Hawaii and 250 kW on Molokai).
The second phase includes 12.5 MW of dedicated-Low-to-Moderate Income projects, which are expected to become operational in 2026.
For Lanai, the Utilities combined the previously issued Variable Renewable Dispatchable Generation Paired with Energy Storage RFP and the CBRE RFP to optimize the benefits of procuring renewable energy, spur development and increase the likelihood of success of the CBRE Program on Lanai. See “Developments in renewable energy efforts–Requests for renewable proposals, expressions of interest, and information” for more information. In addition, the Utilities are exploring other options for procuring renewable energy on Lanai.
On Molokai, two contracts for solar plus storage facilities were executed and approved by the PUC on January 8, 2024.
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
On January 31, 2025, the PUC issued an order, proposing a work plan to guide the work in the docket. The work plan proposed definitions for “Electricity Wheeling” and “Intragovernmental Electricity Wheeling”, provided a draft Statement of Issues for the docket and proposed a draft procedural schedule. On February 20, 2025, the PUC convened a second stakeholder meeting with Hawaiian Electric and stakeholders and addressed proposed definitions and issues for the proceeding. On March 21, 2025, Hawaiian Electric and stakeholders filed comments on the proposed definitions and issues. On April 22, 2025, Hawaiian Electric and stakeholders attended a third stakeholder meeting at the PUC to discuss design of wheeling, requirements for interconnections and limitation considerations. Hawaiian Electric presented at the meeting, at the request of the PUC, and addressed the aforementioned topics of discussion. The next stakeholder meeting is scheduled for June 24, 2025, with the focus on costs and/or rate designs to implement wheeling, and how to set a rate credit.
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
On August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. In accordance with the order, the earnings sharing adjustment for 2024 is zero. As of March 31, 2025, ESM remains suspended.
Actual and PUC-allowed returns, as of March 31, 2025, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2025	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.55	6.09	4.28	(77.63)	(38.31)	(40.55)	9.46	7.23	3.65
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	0.18	(1.43)	(3.15)	(87.13)	(47.81)	(50.05)	(0.04)	(2.27)	(5.85)
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
Rate-making calculations remove the impacts of the Settlement Agreements and eliminate the balances for the ABL Facility on a stand-alone company basis. The Utilities have stated that customers will not be impacted by payments related to the Settlement Agreements for the Maui windstorm and wildfires, which are expected to be $1.9 billion (see Note 2 of the Condensed Consolidated Financial Statements). The ABL Facility contains certain intercompany costs related to the ABL Facility that are eliminated on a consolidated basis, and these transactions are eliminated on a stand-alone company basis for rate-making. Therefore, the rate-making returns were adjusted to exclude these impacts.
If the Utilities were to exclude the impact of the Settlement Agreements, the book ROACE as of March 31, 2025 would be 8.11%, 6.06% and 2.78% for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, resulting in 6.97% on a consolidated basis.
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
New renewable PPAs.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, the Utilities filed seven requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all seven amendments. Hale Kuawehi Solar on Hawaii Island reached commercial operations on March 25, 2025. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. To date, six projects reached commercial operations.
A summary of the seven PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 1/11/23, 3/28/24 & 10/31/24*	20 & 25	$34.0
Hawaii Electric Light	2	60	60/240	4/21/23 & 3/25/25	25	19.2
Maui Electric	1	60	60/240	5/31/24	25	13.2
Total	7	259.5	259.5/1038			$66.4
* Project delays have resulted in Guaranteed Commercial Operations Date being missed.
The Utilities have received PUC approvals to recover the total projected annual payment of $66.4 million for the seven PPAs through the PPAC to the extent such costs are not included in base rates.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. To date, the Utilities had filed 11 PPAs. Of the 11 filed PPAs, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. To date, the Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all three amendments. The Kupono Solar project on Oahu reached commercial operations on June 7, 2024. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. To date, two projects reached commercial operations. Additionally, two Grid Services Purchase Agreements and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. The two Grid Services Purchase Agreements were approved by the PUC in December 2020. As of March 31, 2025, the Grid Services Purchase Agreement contracts have not yet achieved the contractual target. One of the aggregators has had financial difficulties where continuing the Grid Services Purchase Agreement contract is now difficult. Hawaiian Electric terminated the Grid Services Purchase Agreement contract on January 29, 2025, and requested for approval for an interim solution for the roughly 1,200 stranded customers to the PUC on February 7, 2025. Hawaiian Electric will proceed with implementing the alternative solution, pending PUC approval.
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
A summary of the Grid Services Purchase Agreements that were approved by PUC in December 2020 is as follows:

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
Tariffed renewable resources.
•As of March 31, 2025, there were approximately 676 MW, 150 MW and 159 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of March 31, 2025, an estimated 44% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 25% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2025, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•On August 23, 2024, the Utilities issued an RFP for biodiesel fuel supply commencing February 1, 2026. Proposals were due on September 30, 2024 and the Utilities have completed negotiations with two suppliers and submitted an application to the PUC on April 3, 2025.
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
•On March 17, 2022, the CBRE low-to-moderate income RFPs for Oahu, Maui and Hawaii Island were opened and proposals were received. In November 2022, seven projects were selected consisting of one standalone PV project on Oahu, three paired PV with storage projects on Maui, and three paired PV with storage projects on Hawaii Island. One project on Maui was subsequently withdrawn by the developer on April 11, 2024. The Utilities opened the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii Island on April 14, 2022. In March 2023, five projects were selected consisting of one paired PV with storage project on Oahu and four standalone PV projects on Hawaii Island. Two projects on Hawaii Island were subsequently withdrawn by the developer on October 18, 2023 and an additional project on Oahu was subsequently withdrawn by the developer on June 14, 2024. Two projects on Hawaii Island were disqualified on May 13, 2024. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•The Hawaii Island Stage 3 RFP, seeking 325 gigawatt-hours (GWh) per year of energy and 65 MW of renewable firm capacity, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. 15 proposals, which included one utility self-build project and one proposal that requires two contracts, were selected to the Final Award Group on December 8, 2023. On February 2, 2024, one additional project totaling 40 MW of firm renewable generation was selected. Of the 16 projects, one solar-plus storage and one firm renewable generation project on Oahu, one solar-plus storage project on Maui, and two solar-plus storage projects on Hawaii Island have been withdrawn by the developers. Contracts for three paired PV with storage projects have been executed and filed with the PUC for approval. On April 21, 2025, the PUC dismissed the three applications without prejudice and directed that new applications be filed upon completion of the respective Interconnection Requirement Study. Negotiations for the remaining projects are ongoing.
A summary of the Stage 3 PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Firm Generation (MW)
Hawaiian Electric	4	126	510	307
Hawaii Electric Light	3	86	374	60
Maui Electric	4	90	240	40
Total	11	302	1,124	407
A summary of the utility Stage 3 self-build project is as follows:

Utilities	Number of projects	Firm Generation (MW)
Hawaiian Electric	1	253
Total	1	253
•On August 19, 2024, the PUC opened a docket for the Utilities’ Integrated Grid Planning RFP (IGP RFP). On August 26, 2024, the Utilities filed their draft IGP RFP for Oahu and Hawaii Island. The Oahu portion of the IGP RFP seeks 750 GWh per year of energy and 350 MW of grid forming resources by March 1, 2030, and 81 MW of renewable firm capacity by December 2033. The Hawaii Island portion of the IGP RFP seeks 435 GWh per year of energy and 115 MW of grid forming resources by March 1, 2030 and 60 MW of renewable firm capacity by December 2032. On January 9, 2025, the PUC issued an Order converting the docket into a contested case proceeding and opened a period for interested parties to move to intervene or participate. An updated draft IGP RFP with supporting documentation was filed on April 3, 2025.
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
FINANCIAL CONDITION
Liquidity and capital resources. HEI’s and the Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect HEI’s and the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation (including recent litigation noted below).
Hawaiian Electric’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of their business remain strong, the Utilities took prudent and measured actions to strengthen their financial position while continuing to provide reliable service to their customers and reinforcing their commitment to serving the community for the long term. In August 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. Longer term, the Utilities entered into an asset-based credit facility that allows borrowing up to $250 million (see Note 5 of the Condensed Consolidated Financial Statements for a brief description of Hawaiian Electric’s revolving credit facilities and asset-based credit facility) and are also evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing secured debt, and conducting asset sales, among others.
At March 31, 2025, the Utilities’ total available liquidity was approximately $504 million. The following table provides the components of available liquidity at March 31, 2025.

	As of March 31, 2025
(in millions)	Capacity	Outstanding	Undrawn
Unsecured revolving line of credit	$200	$121	$79
ABL Facility	220	—	220
Borrowing from HEI - standing commitment letter	75	—	75
Short-term loan credit facility	50	50	—
Total credit	$545	$171	$374

Cash and cash equivalents			130
Total available liquidity			$504
Additionally, as of March 31, 2025, Hawaiian Electric had no commercial paper outstanding, and Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $76.2 million, respectively, which intercompany borrowings are eliminated in consolidation.
See Note 5 of the Condensed Consolidated Financial Statements for a brief description of Hawaiian Electric’s loans.
As discussed in Note 2 of the Condensed Consolidated Financial Statements, HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on the Utilities’ Condensed Consolidated Balance Sheet. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock in a registered offering, raising net proceeds of approximately $557.7 million. HEI transferred the amount of the first payment, $479 million, into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payments to the settlement funds. HEI expects to make this initial payment in early 2026. In addition, HEI filed a shelf registration statement with the SEC for an at-the-market offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program.
Management believes that HEI’s and the Utilities’ current cash and cash equivalents balances, as of March 31, 2025, amounting to $492.1 million and $130.4 million, respectively, the available capacity on Hawaiian Electric’s ABL Facility (see Note 5 of the Condensed Consolidated Financial Statements), the additional liquidity from HEI’s recently registered at-the-market offering program, and expenditure reduction efforts, provided sufficient liquidity to fund their operations and satisfy their other obligations for the next 12 months following the issuances of their financial statements.
As of March 31, 2025, the Utilities are in compliance with all applicable financial covenants. The Utilities believe that with the cash on hand, availability on the ABL Facility, and potential equity contributions from HEI, they have sufficient financial flexibility to continue to be in compliance with all the financial covenants in the next 12 months. However, the Utilities cannot predict the future effects on the Utilities’ ability to access additional capital or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
The Utilities’ liquidity continues to be impacted from the downgrades of their credit ratings, which limits the Utilities from accessing unsecured, short-term borrowings and continues to restrict access to the capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms. In addition to liquidity provided from ABL credit facility as well as the standing commitment letter from HEI, the Utilities rely on customer payments until access to the capital markets become less restrictive. Although accounts receivable balances have been decreasing, the higher bad debt expense is expected to continue as moratorium on disconnections on Maui continues or until the Utilities return to pre-pandemic collection efforts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, however, it has and will continue to lead to higher bad debt expense. As of March 31, 2025, approximately $15.9 million of the Utilities’ accounts receivables were over 30 days past due, which is a decrease of approximately 13% since December 2024. The higher cash collection since the beginning of the year has benefited the Utilities’ liquidity.
With the exception of Maui, the Utilities are continuing the disconnection process and are nearing pre-pandemic level of collections effort. Service disconnections on Maui have been suspended through June 3, 2025, in accordance with the extension of Governor Josh Green’s emergency proclamation; however, efforts are ongoing to educate and inform customers impacted by the Maui windstorm and wildfires on the availability of financial assistance to manage delinquencies accordingly. See also “Regulatory assets and liabilities” in Note 4 of the Condensed Consolidated Financial Statements.
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
Credit ratings. On March 7, 2025, S&P revised Hawaiian Electric’s outlook to “Positive” from “Negative” and affirmed the “B-” issuer credit rating.
Taxable debt. On December 20, 2022, the Utilities received PUC approval to issue, over a four-year period from January 1, 2023 to December 31, 2026, unsecured obligations bearing taxable interest (Hawaiian Electric up to $230 million, Hawaii Electric Light up to $65 million and Maui Electric up to $105 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on January 10, 2023, the Utilities executed through a private placement, $150 million in unsecured senior notes (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023. See summary table below for remaining authorized amounts as of March 31, 2025 for each respective utility.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2023 through 2026	$230	$65	$105
Less: taxable debt executed on January 10, 2023, but issued on February 9, 2023	100	25	25
Remaining authorized amounts	$130	$40	$80
As of March 31, 2025, the Utilities have $1.8 billion of long-term debt, net, of which nil and $125.0 million are due within 12 and 24 months, respectively.
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
Equity. On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026. As of March 31, 2025, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $75 million, $25 million, and nil, respectively, of unused common stock authorization.
On January 27, 2025, the Utilities requested PUC approval to issue and sell each utility’s common stock over a three-year period from January 1, 2025 through December 31, 2027 (Hawaiian Electric sale/s to HEI of up to $210 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $70 million, and Maui Electric sale/s to Hawaiian Electric of up to $145 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2025 through December 31, 2027. If approved, the Utilities would forgo the unused common stock authorization noted in the foregoing paragraph above. The Utilities requested PUC approval by October 31, 2025.
Cash flows. The following table reflects the changes in cash flows for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three months ended March 31
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$79,014	$127,201	$(48,187)
Net cash used in investing activities	(84,146)	(99,673)	15,527
Net cash used in financing activities	(48,590)	(3,851)	(44,739)
Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by higher revenue taxes paid, coupled with higher customer payments received in 2024 due to government and other assistance program and higher customer bills, partially offset by lower income taxes paid.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash used in financing activities. The increase in net cash used in financing activities was largely driven by the repayment of the revolving credit facility.
Material cash requirements. Material cash requirements of the Utilities include payments related to settlement of tort-related legal claims and cross claims, legal and consulting costs related to the Maui windstorm and wildfires (see further information in Note 2 of the Condensed Consolidated Financial Statements), O&M expenses, labor and benefits costs, fuel and purchase power costs, debt and interest payments, operating and finance lease obligations, their forecasted capital expenditures (including capital expenditures related to wildfires and wildfire mitigations) and investments, their expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating and finance lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through operating cash flows, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time.

Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2025		December 31, 2024
Short-term borrowings, net	$49	1%	$49	1%
Long-term debt, net	1,809	54%	1,901	61%
Preferred stock	34	1	34	1
Common stock equity	1,492	44	1,157	37
	$3,384	100%	$3,141	100%
The Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact their ability to access capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms. Through the sale of common stock in September 2024, HEI has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims expected to be made in early 2026. HEI is currently working with its financial advisors on a financing plan to raise the additional capital required to fund the remaining wildfire tort claims. While management believes that HEI will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ financing plan, cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in HEI’s and Hawaiian Electric’s exposure to market risk during the quarter ended March 31, 2025. For discussion of our exposure to market risk, see pages 63 to 64 included in Part II. Item 7A. of HEI’s and Hawaiian Electric’s 2024 Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2024 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 4 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries and Pacific Current and its subsidiaries) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 14 to 24 of HEI’s and Hawaiian Electric’s 2024 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv through vi herein and as supplemented below.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of HEI common shares were made on the open market during the first quarter of 2025 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2025	30,376	$9.01	—	NA
February 1 to 28, 2025	23,836	$9.91	—	NA
March 1 to 31, 2025	18,728	$10.73	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan. Of the “Total number of shares purchased,” 9,938 of the 30,376 shares, 8,783 of the 23,836 shares and 6,675 of the 18,728 shares were purchased for the HEI Dividend Reinvestment and Stock Purchase Plan; the remaining shares were purchased for the Hawaiian Electric Industries Retirement Savings Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Scott T. DeGhetto	By	/s/ Paul K. Ito
	Scott T. DeGhetto		Paul K. Ito
	Executive Vice President and		Senior Vice President,
	Chief Financial Officer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: May 9, 2025		Date: May 9, 2025