Form 10-Q
period 2025-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2025-08-07
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 31, 2025
Hawaiian Electric Industries, Inc. (Without Par Value)	172,611,853	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2025

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2025 and 2024
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2025 and 2024
3		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2025 and December 31, 2024
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and six months ended June 30, 2025 and 2024
5		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2025 and 2024
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2025 and 2024
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2025 and 2024
8		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2025 and December 31, 2024
10		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and six months ended June 30, 2025 and 2024
11		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2025 and 2024
12		Notes to Condensed Consolidated Financial Statements (unaudited)
54	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
54		HEI consolidated
62		Electric Utility
78	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
79	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
80	Item 1.	Legal Proceedings
80	Item 1A.	Risk Factors
80	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
81	Item 6.	Exhibits
82	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2025
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

BESS	Battery Energy Storage System
CBRE	Community-based renewable energy
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

HE AR BRWR	HE AR BRWR LLC, a direct subsidiary of HE AR INTER LLC
HE AR INTER	HE AR INTER LLC, a direct subsidiary of Hawaiian Electric Company, Inc. and parent company of HE AR BRWR LLC
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., GLST1, LLC and Pacific Current, LLC
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a subsidiary of Pacific Current

GLOSSARY OF TERMS, continued

Terms	Definitions
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MW	Megawatt/s (as applicable)
O&M	Other operation and maintenance
OPEB	Postretirement benefits other than pension
Pacific Current
Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Kaʻaipuaʻa, LLC, Mahipapa, LLC, and Pacific Current, Solar and Storage Holding Company, LLC. On March 10, 2025, Hamakua Holdings, LLC was sold. In June 2025, all of Pacific Current’s membership interests in Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC and Upena, LLC were transferred to PC Opco.

PC Holdco	Pacific Current, Solar and Storage Holding Company, LLC, a wholly owned subsidiary of Pacific Current and parent company of PC Opco.
PC Opco
Pacific Current, Solar and Storage Operating Company, LLC, a wholly owned subsidiary of PC Holdco. In June 2025, Pacific Current transferred all of the outstanding membership interests in Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC and Upena, LLC to PC Opco.

PBR	Performance-based regulation
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFPs	Requests for proposals
ROACE	Return on average common equity
RPS	Renewable portfolio standards
S&P	S&P Global Ratings
SAIDI	System Average Interruption Duration Index
SAIFI	System Average Interruption Frequency Index
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOFR	Secured Overnight Financing Rate
SSMs	Shared Savings Mechanisms
T&D	Transmission and Distribution
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIEs	Variable interest entities

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
•extreme weather events, including windstorms, tsunamis and other natural disasters, particularly those driven or exacerbated by climate change, which could increase the risk of the Utilities’ equipment being damaged, becoming inoperable or contributing to a wildfire;
•future suspension, material reduction or extended delay in dividends or other distributions from operating subsidiaries to HEI;
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
•high and/or volatile fuel prices, which increases working capital requirements and customer bills, or delivery of adequate fuel by suppliers (including as a result of the Russia-Ukraine war and conflicts in the Middle East), which could affect the reliability of utility operations, and the continued availability to the Utilities of their energy cost recovery clauses (ECRCs);
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
•the impact from the PUC’s implementation of wheeling for the Utilities, including cost shifting and customer equity considerations, the potential increased competition, and other legal and technical implications, pursuant to Act 266, which authorizes wheeling of renewable energy and requires the PUC to establish associated policies and procedures;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Electric utility	$742,482	$792,331	$1,480,848	$1,580,909
Other	3,910	3,086	9,614	6,522
Total revenues	746,392	795,417	1,490,462	1,587,431
Expenses
Electric utility (includes $1,712 million of Wildfire tort-related claims in 2024) (Note 2)	677,938	2,436,771	1,340,367	3,161,994
Other	14,707	20,235	33,928	36,139
Total expenses	692,645	2,457,006	1,374,295	3,198,133
Operating income (loss)
Electric utility	64,544	(1,644,440)	140,481	(1,581,085)
Other	(10,797)	(17,149)	(24,314)	(29,617)
Total operating income (loss)	53,747	(1,661,589)	116,167	(1,610,702)
Retirement defined benefits credit—other than service costs	919	1,001	1,836	2,002
Interest expense, net	(27,256)	(32,400)	(61,468)	(63,991)
Allowance for borrowed funds used during construction	1,462	1,344	2,879	2,730
Allowance for equity funds used during construction	3,702	3,336	7,287	6,976
Interest income	7,579	3,134	20,202	6,267
Loss on sale of a subsidiary and impairment loss on assets held for sale	(178)	—	(13,389)	—
Income (loss) from continuing operations before income taxes	39,975	(1,685,174)	73,514	(1,656,718)
Income tax expense (benefit)	13,417	(435,950)	19,812	(429,155)
Income (loss) from continuing operations	26,558	(1,249,224)	53,702	(1,227,563)
Preferred stock dividends of subsidiaries	473	473	946	946
Income (loss) from continuing operations for common stock	26,085	(1,249,697)	52,756	(1,228,509)
Loss from discontinued operations	—	(45,787)	—	(24,853)
Net income (loss) for common stock	$26,085	$(1,295,484)	$52,756	$(1,253,362)
Continuing operations - Basic earnings (loss) per common share	$0.15	$(11.33)	$0.31	$(11.14)
Discontinued operations - Basic loss per common share	—	(0.42)	—	(0.23)
Basic earnings (loss) per common share	$0.15	$(11.74)	$0.31	$(11.37)
Continuing operations - Diluted earnings (loss) per common share	$0.15	$(11.33)	$0.31	$(11.14)
Discontinued operations - Diluted loss per common share	—	(0.42)	—	(0.23)
Diluted earnings (loss) per common share	$0.15	$(11.74)	$0.31	$(11.37)
Weighted-average number of common shares outstanding:
Basic	172,496	110,303	172,487	110,260
Diluted	172,655	110,303	172,832	110,260
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2025	2024	2025	2024
Net income (loss) for common stock	$26,085	$(1,295,484)	$52,756	$(1,253,362)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized losses on available-for-sale investment securities arising during the period, net of taxes of nil, $(617), nil and $(5,592), respectively	—	(1,686)	—	(15,275)
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of nil, $1,205, nil and $2,334, respectively	—	3,288	—	6,374
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains (losses) arising during the period, net of taxes of $(80), $11, $(215) and $267, respectively	(232)	29	(620)	769
Reclassification adjustment to net income, net of taxes of $(18), $(18), $(35) and $(34), respectively	(50)	(51)	(100)	(99)
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(175), $(155), $(351) and $(309), respectively	(508)	(445)	(1,013)	(894)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $167, $160, $335 and $319, respectively	484	459	967	918
Other comprehensive income (loss), net of taxes	(306)	1,594	(766)	(8,207)
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$25,779	$(1,293,890)	$51,990	$(1,261,569)
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$154,285	$750,535
Restricted cash	482,603	492,317
Accounts receivable and unbilled revenues, net	435,844	457,171
Regulatory assets	44,022	53,895
Other	305,098	380,408
Assets held for sale	118,399	—
Total current assets	1,540,251	2,134,326
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $3,444,195 and $3,378,282 at June 30, 2025 and December 31, 2024, respectively	6,060,000	6,134,318
Operating lease right-of-use assets	62,065	66,553
Regulatory assets	241,960	227,424
Other	420,585	368,795
Total noncurrent assets	6,784,610	6,797,090
Total assets	$8,324,861	$8,931,416
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$232,944	$203,452
Interest and dividends payable	23,921	27,203
Short-term borrowings, net	49,312	48,623
Current portion of long-term debt, net	143,438	109,171
Regulatory liabilities	27,396	26,568
Wildfire tort-related claims (Note 2)	478,750	478,750
Other	368,930	430,824
Liabilities held for sale	114,399	—
Total current liabilities	1,439,090	1,324,591
Noncurrent liabilities:
Long-term debt, net	1,863,936	2,690,387
Operating lease liabilities	49,768	56,523
Finance lease liabilities	462,439	426,598
Regulatory liabilities	1,266,250	1,217,515
Defined benefit plans liability	23,081	23,213
Wildfire tort-related claims (Note 2)	1,436,250	1,436,250
Other	215,322	242,957
Total noncurrent liabilities	5,317,046	6,093,443
Total liabilities	6,756,136	7,418,034
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 2 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 172,611,853 shares and 172,465,608 shares at June 30, 2025 and December 31, 2024, respectively	2,267,897	2,264,544
Retained earnings (deficit)	(736,160)	(788,916)
Accumulated other comprehensive income, net of taxes	2,695	3,461
Total shareholders’ equity	1,534,432	1,479,089
Total liabilities and shareholders’ equity	$8,324,861	$8,931,416
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)
(in thousands)	Shares	Amount			Total
Balance, December 31, 2024	172,466	$2,264,544	$(788,916)	$3,461	$1,479,089
Net income for common stock	—	—	26,671	—	26,671
Other comprehensive loss, net of tax benefits	—	—	—	(460)	(460)
Share-based expenses and other, net	28	576	—	—	576
Balance, March 31, 2025	172,494	2,265,120	(762,245)	3,001	1,505,876
Net income for common stock	—	—	26,085	—	26,085
Other comprehensive loss, net of tax benefits	—	—	—	(306)	(306)
Share-based expenses and other, net	118	2,777	—	—	2,777
Balance, June 30, 2025	172,612	$2,267,897	$(736,160)	$2,695	$1,534,432
Balance, December 31, 2023	110,152	$1,707,471	$926,720	$(289,350)	$2,344,841
Net income for common stock	—	—	42,122	—	42,122
Other comprehensive loss, net of tax benefits	—	—	—	(9,801)	(9,801)
Share-based expenses and other, net	151	218	—	—	218
Balance, March 31, 2024	110,303	1,707,689	968,842	(299,151)	2,377,380
Net loss for common stock	—	—	(1,295,484)	—	(1,295,484)
Other comprehensive income, net of taxes	—	—	—	1,594	1,594
Share-based expenses and other, net	—	1,783	—	—	1,783
Balance, June 30, 2024	110,303	$1,709,472	$(326,642)	$(297,557)	$1,085,273
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss)	$53,702	$(1,252,416)
Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations
Loss from discontinued operations	—	24,853
Depreciation of property, plant and equipment	131,759	131,461
Other amortization	20,908	15,372
Loss on sale of a subsidiary and impairment loss on assets held for sale	13,389	—
Deferred income tax benefit	(3,869)	(439,853)
Share-based compensation expense	3,531	2,456
Allowance for equity funds used during construction	(7,287)	(6,976)
Other	(2,793)	1,222
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	13,892	100,286
Decrease (increase) in fuel oil stock	(16,536)	1,188
Decrease (increase) in materials and supplies	(12,890)	1,324
Increase in regulatory assets	(1,608)	(23,425)
Increase in regulatory liabilities	42,433	16,716
Increase in accounts, interest and dividends payable	13,354	40,664
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(38,938)	(44,639)
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,710)	(4,271)
Increase in Wildfire tort-related claims	—	1,637,000
Change in other assets and liabilities	(20,921)	(32,881)
Net cash provided by operating activities-continuing operations	184,416	168,081
Net cash provided by operating activities-discontinued operations	—	25,366
Net cash provided by operating activities	184,416	193,447
Cash flows from investing activities
Proceeds from sale of subsidiaries	5,781	—
Capital expenditures	(161,493)	(178,926)
Other	3,222	500
Net cash used in investing activities-continuing operations	(152,490)	(178,426)
Net cash provided by investing activities-discontinued operations	—	211,949
Net cash provided by (used in) investing activities	$(152,490)	$33,523
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended June 30
(in thousands)	2025	2024
Cash flows from financing activities
Proceeds from issuance of long-term debt	$—	$4,673
Repayment of long-term debt	(630,808)	(9,888)
Withheld shares for employee taxes on vested share-based compensation	(178)	(1,074)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	(5,958)	(9,544)
Net cash used in financing activities-continuing operations	(637,890)	(16,779)
Net cash used in financing activities-discontinued operations	—	(337,935)
Net cash used in financing activities	(637,890)	(354,714)
Net decrease in cash, cash equivalents and restricted cash, including cash from discontinued operations	(605,964)	(127,744)
Cash, cash equivalents and restricted cash, including cash from discontinued operations, beginning of period	1,242,852	694,574
Cash, cash equivalents and restricted cash, including cash from discontinued operations, end of period	636,888	566,830
Less: Restricted cash	(482,603)	(16,422)
Less: Cash from discontinued operations	—	(334,835)
Cash and cash equivalents from continuing operations, end of period	$154,285	$215,573
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2025	2024	2025	2024
Revenues	$742,482	$792,331	$1,480,848	$1,580,909
Expenses
Fuel oil	210,587	258,652	449,308	542,948
Purchased power	174,963	181,328	321,680	341,145
Other operation and maintenance	158,217	147,561	301,325	291,451
Wildfire tort-related claims (Note 2)	—	1,712,000	—	1,712,000
Depreciation	63,974	62,812	127,993	125,624
Taxes, other than income taxes	70,197	74,418	140,061	148,826
Total expenses	677,938	2,436,771	1,340,367	3,161,994
Operating income (loss)	64,544	(1,644,440)	140,481	(1,581,085)
Allowance for equity funds used during construction	3,702	3,336	7,287	6,976
Retirement defined benefits credit—other than service costs	1,052	1,072	2,103	2,144
Interest expense and other charges, net	(21,706)	(21,417)	(44,158)	(41,402)
Allowance for borrowed funds used during construction	1,462	1,344	2,879	2,730
Interest income	1,215	1,452	3,196	2,884
Income (loss) before income taxes	50,269	(1,658,653)	111,788	(1,607,753)
Income tax expense (benefit)	10,620	(429,758)	23,824	(418,578)
Net income (loss)	39,649	(1,228,895)	87,964	(1,189,175)
Preferred stock dividends of subsidiaries	229	229	458	458
Net income (loss) attributable to Hawaiian Electric	39,420	(1,229,124)	87,506	(1,189,633)
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income (loss) for common stock	$39,150	$(1,229,394)	$86,966	$(1,190,173)
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2025	2024	2025	2024
Net income (loss) for common stock	$39,150	$(1,229,394)	$86,966	$(1,190,173)
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(184), $(175), $(368) and $(351), respectively	(531)	(505)	(1,061)	(1,013)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $167, $160, $335 and $319, respectively	484	459	967	918
Other comprehensive loss, net of taxes	(47)	(46)	(94)	(95)
Comprehensive income (loss) attributable to Hawaiian Electric Company, Inc.	$39,103	$(1,229,440)	$86,872	$(1,190,268)
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2025	December 31, 2024
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,108	$52,019
Plant and equipment	8,552,594	8,421,501
Right-of-use assets - finance lease	489,404	447,101
Less accumulated depreciation	(3,434,285)	(3,326,624)
Construction in progress	396,343	365,709
Utility property, plant and equipment, net	6,056,164	5,959,706
Nonutility property, plant and equipment, less accumulated depreciation of $1 and $1 as of June 30, 2025 and December 31, 2024, respectively	2,705	2,792
Total property, plant and equipment, net	6,058,869	5,962,498
Current assets
Cash and cash equivalents	106,429	184,148
Customer accounts receivable, net	187,211	199,898
Accrued unbilled revenues, net	158,053	178,721
Other accounts receivable, net	86,774	69,637
Fuel oil stock, at average cost	114,539	98,903
Materials and supplies, at average cost	131,253	118,466
Prepayments and other	55,626	151,220
Regulatory assets	44,022	53,895
Total current assets	883,907	1,054,888
Other long-term assets
Operating lease right-of-use assets	60,943	59,281
Regulatory assets	241,960	227,424
Defined benefit pension and other postretirement benefit plans asset	112,370	108,819
Investment in unconsolidated affiliate	287,250	—
Other	238,360	200,694
Total other long-term assets	940,883	596,218
Total assets	$7,883,659	$7,613,604
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	June 30, 2025	December 31, 2024
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at June 30, 2025 and December 31, 2024)	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	300,862	223,896
Additional paid-in capital	288,060	270
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,692	2,786
Common stock equity	1,521,617	1,156,955
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,606,735	1,854,214
Total capitalization	3,162,645	3,045,462
Commitments and contingencies (Notes 2 and 4)
Current liabilities
Current portion of operating lease liabilities	16,795	15,202
Current portion of long-term debt, net	124,897	47,000
Short-term borrowings from non-affiliates, net	49,312	48,623
Accounts payable	227,153	196,980
Interest and preferred dividends payable	20,891	21,536
Taxes accrued, including revenue taxes	228,825	272,001
Regulatory liabilities	27,396	26,568
Wildfire tort-related claims (Note 2)	478,750	478,750
Other	116,145	121,011
Total current liabilities	1,290,164	1,227,671
Deferred credits and other liabilities
Operating lease liabilities	48,810	49,135
Finance lease liabilities	462,439	425,625
Regulatory liabilities	1,266,250	1,217,515
Unamortized tax credits	72,337	76,676
Defined benefit pension liability	6,418	6,428
Wildfire tort-related claims (Note 2)	1,436,250	1,436,250
Other	138,346	128,842
Total deferred credits and other liabilities	3,430,850	3,340,471
Total capitalization and liabilities	$7,883,659	$7,613,604
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Additional paid-in	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	capital	income	Total
Balance, December 31, 2024	17,854	$119,048	$810,955	$223,896	$270	$2,786	$1,156,955
Net income for common stock	—	—	—	47,816	—	—	47,816
Other comprehensive loss, net of taxes	—	—	—	—	—	(47)	(47)
Additional paid-in capital	—	—	—	—	287,520	—	287,520
Balance, March 31, 2025	17,854	119,048	810,955	271,712	287,790	2,739	1,492,244
Net income for common stock	—	—	—	39,150	—	—	39,150
Other comprehensive loss, net of taxes	—	—	—	—	—	(47)	(47)
Common stock dividends	—	—	—	(10,000)	—	—	(10,000)
Additional paid-in capital	—	—	—	—	270	—	270
Balance, June 30, 2025	17,854	$119,048	$810,955	$300,862	$288,060	$2,692	$1,521,617
Balance, December 31, 2023	17,854	$119,048	$810,955	$1,476,258	$—	$2,849	$2,409,110
Net income for common stock	—	—	—	39,221	—	—	39,221
Other comprehensive loss, net of taxes	—	—	—	—	—	(49)	(49)
Common stock dividends	—	—	—	(13,000)	—	—	(13,000)
Balance, March 31, 2024	17,854	119,048	810,955	1,502,479	—	2,800	2,435,282
Net loss for common stock	—	—	—	(1,229,394)	—	—	(1,229,394)
Other comprehensive loss, net of taxes	—	—	—	—	—	(46)	(46)
Common stock dividends	—	—	—	(13,000)	—	—	(13,000)
Balance, June 30, 2024	17,854	$119,048	$810,955	$260,085	$—	$2,754	$1,192,842
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss)	$87,964	$(1,189,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property, plant and equipment	127,993	125,624
Other amortization	19,191	15,082
Deferred income tax benefit	(2,822)	(440,503)
State refundable credit	(6,210)	(5,880)
Bad debt expense	1,267	2,801
Allowance for equity funds used during construction	(7,287)	(6,976)
Other	2,292	17
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(6,041)	86,832
Decrease in accrued unbilled revenues	20,772	7,614
Decrease (increase) in fuel oil stock	(15,636)	2,146
Decrease (increase) in materials and supplies	(12,787)	1,429
Increase in regulatory assets	(1,608)	(23,425)
Increase in regulatory liabilities	42,433	16,716
Increase in accounts payable	18,699	38,008
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(46,378)	(43,573)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(3,820)	(3,916)
Increase in wildfire tort-related claims	—	1,637,000
Change in other assets and liabilities	(1,776)	(34,348)
Net cash provided by operating activities	216,246	185,473
Cash flows from investing activities
Capital expenditures	(159,950)	(168,200)
Other	5,151	1,543
Net cash used in investing activities	(154,799)	(166,657)
Cash flows from financing activities
Common stock dividends	(10,000)	(26,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Proceeds from capital contribution from parent	540	—
Repayment of long-term debt	(123,000)	—
Payments of obligations under finance leases	(4,659)	(3,737)
Other	(1,049)	(5,538)
Net cash used in financing activities	(139,166)	(36,273)
Net decrease in cash, cash equivalents and restricted cash	(77,719)	(17,457)
Cash, cash equivalents and restricted cash, beginning of period	184,148	108,077
Cash, cash equivalents and restricted cash, end of period	106,429	90,620
Less: Restricted cash	—	(2,000)
Cash and cash equivalents, end of period	$106,429	$88,620
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2025 and December 31, 2024, the results of their operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Assets held for sale and discontinued operations
In June 2025, the Company determined the net assets of our remaining Pacific Current operating subsidiaries met the criteria for classification as held for sale. The assets and liabilities of these subsidiaries are recorded at the lower of their carrying amount or estimated fair value less expected costs to sell. The Company reclassified these assets and liabilities as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated balance sheets as of June 30, 2025. The Company has also determined that the planned sale of these assets do not represent a strategic shift having a major effect on the Company’s operations and financial results, and therefore does not meet the criteria for classification as discontinued operations. For further discussion, see “Assets held for sale” in Note 3.

Since ASB was sold in December 2024, all ASB operating results are presented as discontinued operations in the condensed consolidated statements of income and cash flows. Unless otherwise noted, reference within the following notes to condensed consolidated financial statements exclude discontinued operations. For further discussion, see “Sale of ASB” in Note 3.
Recent accounting pronouncements.
Income taxes. In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. These amendments apply on a prospective basis with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements and does not expect the adoption to have a material impact on its consolidated financial statements.
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
Income statement disclosures. In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)”. The guidance requires more detailed information about specified categories of expenses included in certain captions presented on the face of the income statement. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
On December 27, 2023, the Public Utilities Commission of the State of Hawaii (PUC) issued an order authorizing deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the Maui windstorm and wildfires. The deferred accounting treatment applies to certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of the base rates. The approval pertains only to deferred cost treatment; any cost recovery of deferred costs will be the subject of a separate application(s). On November 27, 2024, the Utilities filed a request with the PUC to extend the deferral accounting period to December 31, 2025, specifically limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement (see Note 5). On February 12, 2025, the PUC issued an order granting the Utilities’ request to extend. As of June 30, 2025, the Utilities have deferred $68.2 million of certain incremental costs related to the Maui windstorm and wildfires to a regulatory asset.
The Utilities are actively seeking recovery of damage to covered electrical infrastructure under their property insurance programs. The Utilities have received insurance recoveries for a total of $8.6 million and nil for the six months ended June 30, 2025 and 2024, respectively; however, the timing and amount of any future insurance recoveries remain indeterminable at this time and as such, any additional insurance receivable has not been recorded as of the date of this filing. The Company’s property insurance has a total policy limit of $500 million with a $1 million retention for damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The Utilities believe capital expenditures related to restoration that are not covered by insurance will be managed under their current regulatory mechanisms, the recovery of which would be subject to PUC approval. As of June 30, 2025, the Company has $490.4 million of insurance coverage remaining under the property insurance policy.
Third-party claims and other proceedings.
Tort-related legal claims. As of July 29, 2025, HEI and the Utilities have each been named in approximately 835 lawsuits related to the Maui windstorm and wildfires. These civil and putative class action lawsuits are pending in the Maui Circuit Court against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively, tort-related legal claims). One putative class action is also pending in federal court. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, one lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 160 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. Defendants have asserted cross-claims against one another for indemnification, contribution, and subrogation.
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
On November 8, 2023, Governor Josh Green announced the One ‘Ohana Initiative (the One ‘Ohana Initiative) as a collective path forward to recovery from the Maui windstorm and wildfires. The One ‘Ohana Initiative is a new humanitarian aid fund of $175 million, with the objective to compensate, in an expedited manner, those who have lost loved ones and those who have suffered severe injuries in the Maui windstorm and wildfires. The One ‘Ohana Initiative provides an alternative to a lengthy and expensive legal process. Beneficiaries who have lost loved ones are anticipated to receive payments of $1.5 million per decedent, and those who suffered severe injuries are expected to share in a specially allocated pool of compensation. In

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
exchange for receiving such a payment, beneficiaries will be required to waive their ability to pursue legal claims for wrongful death and severe injuries, except if they seek compensation through the litigation settlement. Hawaiian Electric fully supports this humanitarian initiative and has contributed $75 million. The Governor announced that other parties, including the State of Hawaii, the County of Maui, and Kamehameha Schools have all agreed to contribute to the fund. Hawaiian Electric’s contribution to the Initiative was less than half of the total, and Hawaiian Electric's insurance carriers funded its share of the contributions to the fund. Hawaiian Electric’s contribution is reflective of its commitment to join with community partners to provide solutions to promote Maui’s recovery. Hawaiian Electric’s commitment to contribute to the One ‘Ohana Initiative is not an admission of guilt or reflection of fault or liability related to the wildfires.
Effective November 1, 2024, HEI and Hawaiian Electric entered into two definitive settlement agreements (collectively, the Settlement Agreements) to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires (expressly excluding securities and derivative actions) on a global basis without any admission of liability. Under the Settlement Agreements, subject to certain conditions (including those described below), HEI and Hawaiian Electric, along with other defendants (the State of Hawaii, the County of Maui, Kamehameha Schools, entities affiliated with the West Maui Land Co., Hawaiian Telcom, and Spectrum/Charter Communications) have agreed to settle the claims of those who filed lawsuits in state and federal courts, or who may have claims but have not yet filed lawsuits, in connection with the Maui windstorm and wildfires. One Settlement Agreement is between the defendants, class counsel, and class plaintiffs (the Class Settlement Agreement), and the other is between the defendants and over 30 lawyers representing thousands of individual plaintiffs who have brought their own lawsuits (the Individual Settlement Agreement) or who have hired attorneys but not yet filed lawsuits. The Settlement Agreements do not resolve claims with insurers who have asserted or could assert subrogation claims in separate lawsuits and such insurers are not parties to the Settlement Agreements, but resolving such claims in the manner set forth in the Settlement Agreements (described below) is a condition that must be satisfied before any payment is due from the defendants.
The Class Settlement Agreement remains subject to final court approval. Both Settlement Agreements remain subject to other conditions, including those set out below.
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes $75 million previously contributed for the One ‘Ohana Initiative (a humanitarian aid fund to provide payments outside of litigation to the beneficiaries of those who died, as well as compensation for personal injury damages). The total settlement amount is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. HEI and Hawaiian Electric must pay such amounts in four equal annual installments of approximately $479 million, with the first installment expected to be made in early 2026. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. HEI transferred the amount of the first payment, $479 million, into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which, $3.5 million was accrued as of June 30, 2025, based on the best estimate at that time.
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
The Settlement Agreements contain multiple conditions that must be met before any payment from HEI and Hawaiian Electric to the settlement funds are due. Those conditions include, among others, resolving claims of the insurers (either through agreement or a final court order stating that the insurers cannot maintain independent lawsuits against the defendants as noted below) and court approval of the Class Settlement Agreement. The Hawaii legislature passed a bill appropriating money from the state, and Governor Josh Green signed it into law on July 8, 2025, satisfying the condition related to the State’s appropriation of funds. The condition related to court approval of the Individual Settlement Agreement has also been satisfied.
The Settlement Agreements do not resolve claims with insurers who have asserted subrogation claims in separate lawsuits, and such insurers are not parties to the Settlement Agreements. However, the Settlement Agreements provide that all subrogation claims by insurers that have been or could be brought against defendants arising out of the Maui windstorm and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
wildfires must be resolved in order for HEI and Hawaiian Electric’s payment obligation to arise. The Settlement Agreements include a condition to the defendants’ obligations providing that by May 19, 2025, either (a) insurers that have brought claims arising out of the Maui windstorm and wildfires enter into a written agreement that provides for releases of all claims against the defendants, or (b) that there is a final and unappealable court order providing that if the final definitive agreement between the plaintiffs and the defendants becomes effective, then those same insurers’ exclusive remedy for any claims against the defendants would be limited to asserting liens against the settlement amounts obtained by the individual plaintiffs. On February 6, 2025, after briefing was complete, the Supreme Court of Hawaii heard argument on three reserved questions regarding the scope of Hawaii subrogation law concerning the condition described in this paragraph in the manner described in (b) above. On February 10, 2025, the Hawaii Supreme Court issued an order regarding the reserved questions providing that, once the settlement becomes final, the exclusive remedy for insurers seeking to recover amounts paid to settling plaintiffs is to assert liens against their policyholders pursuant to HRS 663-10. On March 17, 2025, the Hawaii Supreme Court issued a written opinion consistent with its February 10, 2025 order. No party has sought to appeal or petition for further review to another court of the March 17, 2025 opinion or the February 10, 2025 order.
HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets as of June 30, 2025. The Settlement Agreements contain no admission of any liability by HEI or the Utilities and reflect the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities have recorded an additional $40 million in “Accounts receivable and unbilled revenues, net” and “Other accounts receivable, net” on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets, respectively, as of June 30, 2025, based on the amounts expected to be remaining under the applicable insurance policies at the time of settlement payment.
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
On March 24, 2025, the plaintiffs in the state court class action filed a motion for preliminary approval of the class settlement. On June 19, 2025, the court granted the Class Plaintiffs’ motion for preliminary approval of the Class Settlement Agreement, and certified a settlement class. Pursuant to the order preliminarily approving the Class Settlement Agreement, objections to the Class Settlement Agreement are due on October 8, 2025. The deadline to opt out of the class is also October 8, 2025. The court has not yet set a date for a hearing to consider final approval of the Class Settlement Agreement.
On April 7, 2025, the federal court overseeing a putative class action stayed that class action in light of the pending settlement of the state court class action.
On April 8, 2025, the subrogation plaintiffs moved to intervene into the state court class action for the purpose of objecting to preliminary approval of the state court class action. On June 24, 2025, the court denied the motion to intervene. On July 24, 2025, the subrogation plaintiffs filed a notice of appeal from this order.
On April 22, 2025, the state court overseeing the settlement with the individual plaintiffs granted the individual plaintiffs’ motion to approve the administrator to oversee the individual plaintiff settlement fund. On May 8, 2025, the individual plaintiffs moved for approval of the individual settlement plan and the Individual Settlement Agreement and release. On June 3, 2025, the court granted the motion.
On May 8, 2025, defendants petitioned the state court for a good faith settlement determination for the Individual Settlement Agreement. On June 16, 2025, the court granted the motion.
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
Securities class action and shareholder lawsuits. On August 24, 2023, a putative securities class action captioned Bhangal v. Hawaiian Electric Industries, Inc., et al., No.: 3:23-cv-04332-JSC (the Securities Action) was filed in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Securities Exchange Act of 1934 (the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Exchange Act) and Rule 10b-5 promulgated thereunder against HEI and certain of its current and former officers (collectively, Defendants), and Section 20(a) of the Exchange Act against certain of HEI’s current and former officers. Plaintiff broadly alleges that Defendants made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiff seeks unspecified monetary damages. On December 7, 2023, the court appointed Daniel Warren as lead plaintiff and Pomerantz LLP as lead plaintiff’s counsel. On March 8, 2024, the lead plaintiff filed an amended complaint. On October 15, 2024, the court granted defendants’ motion to dismiss the amended complaint, with leave to amend. On November 12, 2024, the lead plaintiff filed a second amended complaint. On March 18, 2025, Defendants filed a motion to dismiss the second amended complaint. The parties have engaged in mediation efforts that are ongoing. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company does not believe that a loss is probable and any possible loss or range of loss is not reasonably estimable.
Two putative shareholder derivative actions were filed in the Circuit Court of the First Circuit, State of Hawaii on September 11, 2023 and on November 6, 2024, including:
Rice v. Connors, et al., No. 1CCV-23-0001181 and Hamilton v. Lau, et al., No. 1CCV-24-0001595 (the “Hamilton Action”). On December 6, 2023, the Rice Action was removed to the United States District Court for the District of Hawaii and captioned Rice v. Connors, et al., No. 1:23-cv-00577-JAO-BMK. On March 14, 2024, the United States District Court remanded the case to the Circuit Court of the First Circuit, State of Hawaii. On March 5, 2025, upon stipulation by the parties, the court consolidated the Rice Action and the Hamilton Action under the caption In re Hawaiian Electric Industries Inc. and Hawaiian Electric Company, Inc. State Court Derivative Litigation, No. 1CCV-23-0001181 (the “Hawaii State Action”). On April 9, 2025, Plaintiffs filed a consolidated complaint. The Hawaii State Action is purportedly brought by shareholders on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs assert Hawaii state law breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, and aiding and abetting breach of fiduciary duty claims allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain of the Company’s prior public disclosures. Plaintiffs seek, on behalf of HEI and Hawaiian Electric, compensatory and punitive damages, restitution, disgorgement, and equitable relief in the form of changes to corporate governance, policies and culture. HEI has moved to stay the proceeding pending resolution of the tort-related legal claims and the Securities Action. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The parties have engaged in mediation efforts that are ongoing. A hearing on the Company’s motion to stay this litigation is scheduled for September 8, 2025. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Three putative shareholder derivative actions were filed in the United States District Court for the Northern District of California between December 26, 2023 and February 8, 2024, including:
Kallaus v. Johns, et al., No. 3:23-cv-06627 (the Kallaus Action), Cole v. Johns, et al., No. 3:24-cv-00598 (the Cole Action), and Tai v. Seu, et al., No. 3:24-cv-01198 (the Tai Action). On March 19, 2024, upon stipulation by the parties, the court consolidated the Kallaus Action, the Cole Action, and the Tai Action under the caption In Re Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Derivative Litigation, No. 3:23-cv-06627 (the Consolidated Derivative Actions). On June 19, 2024, Plaintiffs filed a consolidated amended complaint. The Consolidated Derivative Actions were purportedly brought by shareholders of HEI on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs purported to assert both Hawaii state law and federal securities law claims. Plaintiffs asserted state law breach of fiduciary duty, corporate waste, unjust enrichment, gross mismanagement, and abuse of control claims purportedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiffs also asserted claims under Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and generally alleged that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. Plaintiffs sought, on behalf of HEI and Hawaiian Electric, unspecified monetary and punitive damages, disgorgement, and other relief. HEI moved to stay the Consolidated Derivative Actions pending resolution of the tort-related legal claims and the Securities Action, and also moved to dismiss the consolidated amended complaint for failing to adequately allege that the Board’s refusal of the plaintiffs’ demands was wrongful. Hawaii state court plaintiff Christina Rice (see above) filed a motion to intervene in this action for the limited purpose of seeking dismissal, or alternatively a stay, of this action in favor of the Hawaii state court derivative action she filed. Hawaii federal court plaintiffs George Assad and Robert Faris (see below) also filed a motion to intervene in this action for the limited purpose of seeking dismissal, or alternatively a stay, of this action in favor of a separate Hawaii federal court derivative action they filed. On January 30, 2025, the Court granted the plaintiffs’ request to voluntarily dismiss the case so that they could refile the action in Hawaii. As a result, the Court did not rule on the Company’s pending motion to dismiss or motion to stay. The parties have engaged in mediation efforts that are ongoing. While the Company has certain obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
this lawsuit, any monetary recovery in the Consolidated Derivative Actions should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Two putative shareholder derivative actions were filed in the United States District Court for the District of Hawaii between April 8, 2024 and June 8, 2024, including:
Assad v. Seu, et al., No. 1:24-cv-00164 (the Assad Action), and Faris v. Seu, et al., No. 1:24-cv-00247 (the Faris Action). On July 3, 2024, upon stipulation by the parties, the court consolidated the Assad Action and Faris Action under the caption In Re Hawaiian Electric Industries, Inc., Stockholder Derivative Litigation, No. 1:24-cv-00164 (the Hawaii Federal Derivative Actions). Both actions are purportedly brought by shareholders on behalf of nominal defendant HEI and against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs purport to assert Hawaii state law claims for breach of fiduciary duty, corporate waste, and unjust enrichment allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. Plaintiffs generally allege that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. Plaintiffs seek, on behalf of HEI, compensatory damages, restitution, disgorgement, injunctive relief, and equitable relief, including in the form of changes to HEI’s corporate governance policies and procedures. On July 30, 2024, upon HEI’s motion, the court stayed the Hawaii Federal Derivative Actions pending resolution of the motion to dismiss the Securities Action and the motions to stay and dismiss the Consolidated Derivative Actions. On March 10, 2025, HEI moved to extend the stay of the Hawaii Federal Action until resolution of HEI’s motion to dismiss the second amended complaint in the Securities Action. On April 30, 2025, the court granted HEI’s motion to extend the stay. The parties have engaged in mediation efforts that are ongoing. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance and $25 million of miscellaneous professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $1.0 million, respectively, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of June 30, 2025, the Company’s and Utilities’ insurance receivable totaled $52 million and $49 million, respectively, under the policies. As of June 30, 2025, HEI and its subsidiaries have approximately $11 million, nil and $120 million of insurance coverage remaining under the excess liability, miscellaneous professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
See table below for the incremental expenses related to the Maui windstorm and wildfires.

	Three months ended June 30, 2025		Six months ended June 30, 2025
(in thousands)	Electric utility	HEI Consolidated	Electric utility	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$4,304	$5,888	$8,153	$14,738
Other expense	6,452	6,740	13,899	14,823
Total Maui windstorm and wildfires related expenses	10,756	12,628	22,052	29,561
Insurance recoveries[1]	3,620	2,418	556	(4,304)
Deferral treatment approved by the PUC[2]	(9,889)	(9,889)	(15,572)	(15,572)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$4,487	$5,157	$7,036	$9,685

	Three months ended June 30, 2024		Six months ended June 30, 2024
(in thousands)	Electric utility	HEI Consolidated[3]	Electric utility	HEI Consolidated[3]
Maui windstorm and wildfires related expenses:
Legal expenses	$17,613	$24,181	$28,348	$39,125
Wildfire tort-related claims	1,712,000	1,712,000	1,712,000	1,712,000
Other expense	9,262	11,662	23,094	26,945
Total Maui windstorm and wildfires related expenses	1,738,875	1,747,843	1,763,442	1,778,070
Insurance recoveries	(16,379)	(18,875)	(26,348)	(31,452)
Deferral treatment approved by the PUC[2]	(7,656)	(7,656)	(15,554)	(15,554)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,714,840	$1,721,312	$1,721,540	$1,731,064
1    Includes adjustments related to costs that are no longer probable of recovery under the insurance policies. For the three and six months ended June 30, 2025, adjustments amount to $6.6 million, of which, $4.0 million was deferred to a regulatory asset and is reported on line “Deferral treatment approved by the PUC.”
2 Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires incurred through December 31, 2024. Pursuant to the PUC order received on February 12, 2025, deferral accounting treatment limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement incurred in 2025 was granted. Applicable amounts were deferred to a regulatory asset.
3    Excludes expenses related to discontinued operations amounting to $0.5 million and $0.3 million for the three and six months ended June 30, 2024, respectively.
On May 4, 2024, HEI and the Utilities reached an agreement to settle indemnification claims asserted by the State of Hawaii without any admission of fault or responsibility. Under the terms of the agreement, HEI and the Utilities agreed to contribute up to $18.4 million through the end of 2024 related to the costs of the professional advisors engaged by the State of Hawaii to advise on a variety of matters related to the Maui windstorm and wildfires. For the six months ended June 30, 2024, a total of $10.6 million of such costs were accrued and reflected in Maui windstorm and wildfires related expenses-Other expense in the table above.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

(in thousands)	Electric utility	All Other	Total
Three months ended June 30, 2025
Revenues	$742,482	$3,910	$746,392
Depreciation and amortization	$73,631	$2,474	$76,105
Interest income	$1,215	$6,364	$7,579
Interest expense, net	$21,706	$5,550	$27,256
Income (loss) from continuing operations before income taxes	$50,269	$(10,294)	$39,975
Income taxes	10,620	2,797	13,417
Net income (loss) from continuing operations	39,649	(13,091)	26,558
Preferred stock dividends of subsidiaries	499	(26)	473
Net income (loss) from continuing operations for common stock	$39,150	$(13,065)	$26,085
Six months ended June 30, 2025
Revenues	$1,480,848	$9,614	$1,490,462
Depreciation and amortization	$147,184	$5,483	$152,667
Interest income	$3,196	$17,006	$20,202
Interest expense, net	$44,158	$17,310	$61,468
Income (loss) from continuing operations before income taxes	$111,788	$(38,274)	$73,514
Income taxes (benefit)	23,824	(4,012)	19,812
Net income (loss) from continuing operations	87,964	(34,262)	53,702
Preferred stock dividends of subsidiaries	998	(52)	946
Net income (loss) from continuing operations for common stock	$86,966	$(34,210)	$52,756
Capital expenditures	$159,950	$1,543	$161,493
Total assets (at June 30, 2025)	$7,883,659	$441,202	$8,324,861
Three months ended June 30, 2024
Revenues	$792,331	$3,086	$795,417
Depreciation and amortization	$70,328	$2,876	$73,204
Interest income	$1,452	$1,682	$3,134
Interest expense, net	$21,417	$10,983	$32,400
Loss from continuing operations before income taxes	$(1,658,653)	$(26,521)	$(1,685,174)
Income tax benefit	(429,758)	(6,192)	(435,950)
Net loss from continuing operations	(1,228,895)	(20,329)	(1,249,224)
Preferred stock dividends of subsidiaries	499	(26)	473
Net loss from continuing operations for common stock	$(1,229,394)	$(20,303)	$(1,249,697)
Six months ended June 30, 2024
Revenues	$1,580,909	$6,522	$1,587,431
Depreciation and amortization	$140,706	$6,127	$146,833
Interest income	$2,884	$3,383	$6,267
Interest expense, net	$41,402	$22,589	$63,991
Loss from continuing operations before income taxes	$(1,607,753)	$(48,965)	$(1,656,718)
Income tax benefit	(418,578)	(10,577)	(429,155)
Net loss from continuing operations	(1,189,175)	(38,388)	(1,227,563)
Preferred stock dividends of subsidiaries	998	(52)	946
Net loss from continuing operations for common stock	$(1,190,173)	$(38,336)	$(1,228,509)
Capital expenditures	$168,200	$10,726	$178,926
Total assets (at December 31, 2024)	$7,613,604	$1,317,812	$8,931,416

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Sales from Hamakua Energy, LLC (Hamakua Energy) to Hawaii Electric Light (a regulated affiliate), up until the close of its sale on March 10, 2025, are eliminated in consolidation.
Sale of ASB. As a result of a comprehensive review of strategic options of ASB, on December 30, 2024, HEI, ASB, and ASB Hawaii, a wholly owned subsidiary of HEI and ASB’s parent holding company, entered into investment agreements to sell 90.1% of the common stock of ASB, amounting to $405.5 million, to various investors including certain ASB officers and directors of ASB, while retaining a 9.9% noncontrolling investment in ASB amounting to $44.6 million. The sale transaction closed on December 31, 2024 and no investor acquired more than 9.9% of the common stock of ASB. The proceeds from the sale were used to pay down HEI’s long-term debt in April 2025 (see “changes in long-term debt” in Note 5). The Company’s 9.9% noncontrolling ownership interest in ASB is included in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.
The sale of ASB met the accounting requirements to be disclosed as discontinued operations. Accordingly, the results of ASB are presented as discontinued operations in the 2024 consolidated statements of income and cash flows, and have been excluded from both continuing operations and segment results for the 2024 period presented.
The following table summarizes the income from discontinued operations included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024:

(in thousands)	Three months ended June 30, 2024	Six months ended June 30, 2024
Interest and dividend income
Interest and fees on loans	$72,960	$145,931
Interest and dividends on investment securities	13,218	28,182
Total interest and dividend income	86,178	174,113
Interest expense
Interest on deposit liabilities	18,015	35,447
Interest on other borrowings	6,479	14,633
Total interest expense	24,494	50,080
Net interest income	61,684	124,033
Provision for credit losses	(1,910)	(4,069)
Net interest income after provision for credit losses	63,594	128,102
Noninterest income
Fees from other financial services	5,133	10,007
Fee income on deposit liabilities	4,630	9,528
Fee income on other financial products	2,960	5,703
Bank-owned life insurance	2,255	5,839
Mortgage banking income	364	788
Other income, net	423	1,109
Total noninterest income	15,765	32,974
Noninterest expense
Compensation and employee benefits	29,802	62,261
Occupancy	5,220	10,283
Data processing	4,960	9,806
Services	4,250	8,401
Equipment	2,477	5,126
Office supplies, printing and postage	1,006	2,024
Marketing	747	1,523
Goodwill impairment	82,190	82,190
Other expense	5,813	10,755
Total noninterest expense	136,465	192,369
Loss before income taxes from discontinued operations	(57,106)	(31,293)
Income tax benefit	(11,319)	(6,440)
Loss from discontinued operations	$(45,787)	$(24,853)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Pacific Current.
Assets held for sale. As part of HEI’s comprehensive review of strategic options for Pacific Current, the Company is currently negotiating the sale of Pacific Current’s solar and Battery Energy Storage System (BESS) facilities, which are held through multiple wholly owned limited liability companies (Mauo, LLC, Kaʻieʻie Waho Company, LLC, Upena, LLC and Alenuihaha Developments, LLC), and its biomass facility (Mahipapa). The net assets of these facilities met the criteria for classification as held for sale as a disposal group. A disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less costs to sell. The Company also determined that the planned sale of these assets do not represent a strategic shift having a major effect on the Company’s operations and financial results, and therefore does not meet the criteria for classification as discontinued operations. Accordingly, we evaluated the carrying value of the net assets of Pacific Current’s solar/BESS and biomass facilities and concluded the net assets were impaired as of June 30 2025. As a result, we recognized a pretax impairment charge of $0.2 million and tax expense and an expected investment tax credit recapture of $5.3 million. The pretax impairment charge is included in “Loss on sale of a subsidiary and impairment loss on assets held for sale” and the taxes on the impairment and expected investment tax credit recapture is included in “Income tax expense (benefit)” in the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025.
The net assets of Pacific Current’s solar/BESS and biomass facilities were classified as held for sale in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025. The net assets were classified as current, and are summarized as follows:

(in thousands)	June 30, 2025
Property, plant and equipment, net of accumulated depreciation	$104,528
Other assets	13,871
Assets held for sale-current	$118,399
Long-term debt, net	$78,727
Other liabilities	35,672
Liabilities held for sale-current	$114,399
In addition, the revenues and expenses within the all other segment which are attributed to the net assets of Pacific Current’s solar/BESS and biomass facilities that have been reclassified as held for sale are as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2025	2024	2025	2024
Revenues	$3,910	$2,753	$9,459	$6,129
Expenses	5,018	3,654	9,365	11,918
Operating income (loss) attributed to Pacific Current’s solar/BESS and biomass facilities classified as held for sale	$(1,108)	$(901)	$94	$(5,789)
In order to facilitate the sale of Pacific Current’s solar and BESS facilities, in June 2025, Pacific Current created Pacific Current, Solar and Storage Holding Company, LLC (PC Holdco), a wholly owned subsidiary of Pacific Current, and Pacific Current, Solar and Storage Operating Company, LLC (PC Opco), a wholly owned subsidiary of PC Holdco. Subsequently, Pacific Current transferred all of the outstanding membership interests in the solar and BESS facilities to PC Opco.
Sale of Hamakua Holdings, LLC. As part of HEI’s comprehensive review of strategic options for Pacific Current, on February 7, 2025, Pacific Current entered into a Securities Purchase Agreement to sell all the membership interests in Hamakua Holdings, LLC (Hamakua Holdings), a then wholly owned subsidiary of Pacific Current, to an unaffiliated third party for cash consideration to be determined under the provisions of the agreement. Hamakua Holdings has two wholly owned subsidiaries: Hamakua Energy, which owned a 60-MW combined cycle power plant that sells power to Hawaii Electric Light under an existing power purchase agreement, and HAESP, LLC (created in connection with the current on-going Stage 3 RFP process). The sale transaction closed on March 10, 2025 and as a result, both Hamakua Energy and HAESP, LLC, as wholly owned subsidiaries of Hamakua Holdings, are no longer owned by Pacific Current as of such closing. The Company recorded a loss on the sale amounting to $13.2 million as of March 31, 2025.
GLST1. HEI transferred the amount of the first settlement payment, $479 million, into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. As of June 30, 2025, the assigned equity interests total $287.3 million, which is reported on “Investment in unconsolidated affiliate” on the Utilities’ Condensed Consolidated Balance Sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 4 · Electric utility segment
Consolidated variable interest entities (VIEs). The HE AR INTER LLC and its direct subsidiary, HE AR BRWR LLC, (collectively, the Special Purpose Entities or SPEs) are bankruptcy remote, direct and indirect wholly owned subsidiaries of the Utilities. Pursuant to the asset-based lending facility (ABL Facility) credit agreement, the Utilities sells certain accounts receivable to the SPEs as collateral, which in turn, obtain financing from financial institutions. As of June 30, 2025, the ABL Facility remains undrawn and the SPEs have $320.5 million of net accounts receivable, included in “Customer accounts receivable, net,” and “Accrued unbilled revenues, net” on the Utilities’ Condensed Consolidated Balance Sheet and “Accounts receivable and unbilled revenues, net” on the Company’s Condensed Consolidated Balance Sheet.
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
Power purchase agreements.  As of June 30, 2025, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
GLST1. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. The Utilities are deemed to have a variable interest in GLST1 but concluded that the Utilities are not the primary beneficiary of GLST1. As a result, the Utilities accounted for the membership interests under the equity method of accounting as the Utilities have the ability to exercise significant influence. As of June 30, 2025, the assigned equity interests total $287.3 million, which is reported on “Investment in unconsolidated affiliate” on the Utilities’ Condensed Consolidated Balance Sheet.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
August 2023 Maui windstorm and wildfires. See Note 2.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii, scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in the termination of the original PPA. Following the termination, Hu Honua filed a lawsuit in the U.S. District Court for the District of Hawaii. The parties reached a settlement that was conditioned on the PUC’s timely, non-appealable final approval of an amended and restated PPA dated May 9, 2017. On May 23, 2022, following a contested case hearing, the PUC issued a decision and order (D&O) denying the amended and restated PPA, which was affirmed by the Hawaii Supreme Court on March 13, 2023. On November 16, 2023, Hu Honua filed its Motion for Leave to File Third Amended and Supplemental Complaint and for Permissive Joinder with the U.S. District Court for the District of Hawaii, asking the court to grant it leave to file a Third Amended and Supplemental Complaint, which would amend its claims and add three new proposed defendants. The court issued a D&O on the motion on April 2, 2024, which was consistent with Hawaii Electric Light's position, only allowing amendments that were agreed to and not allowing Hu Honua to add new claims or parties, effectively leaving Hu Honua with its previously-pled breach of contract and antitrust claims. Hu Honua filed its objection to the order on April 16, 2024 and the Hawaiian Electric defendants filed their response to the objection on April 30, 2024. On September 12, 2024, the court issued its decision affirming the April 2, 2024 order. Hu Honua filed its Third Amended and Supplemental Complaint on October 25, 2024, and after discussion with the Hawaiian Electric defendants and the court, filed its Amended Third Amended and Supplemental Complaint on December 3, 2024. The Hawaiian Electric defendants filed their Motion to Compel Arbitration on the contract claims and Motion to Dismiss the antitrust claims on January 7, 2025, and the matter was heard by the U.S. District Court on March 31, 2025. On April 17, 2025, the U.S. District Court granted Hawaii Electric Light’s Motion to Dismiss in part, dismissing the Federal Antitrust claims, but declining to exercise jurisdiction over the State antitrust claim. With the U.S. District Court declining to exercise jurisdiction over the remaining State claims, the Motion to Compel Arbitration on the contract claims was denied as moot. The remaining State claims, including the contract claims and the State antitrust claim, were dismissed without prejudice.
On December 24, 2024, Hawaii Electric Light received correspondence from Hu Honua, stating that Hu Honua sought to sell energy and capacity as a Qualifying Facility under Hawaii’s implementation of The Public Utility Regulatory Policies Act. On March 18, 2025, Hawaii Electric Light and Hu Honua informed the PUC that negotiations regarding this potential arrangement were ongoing with the intention to reach agreement on material terms and requested an extension of time to complete negotiations and for Hawaii Electric Light to submit a petition for hearing under the Hawaii Administrative Rules. On June 3, 2025, Hawaii Electric Light and Hu Honua provided an update to the PUC stating that substantial progress had been made and an agreement in principle had been reached on major terms. The update informed the PUC that the parties would continue negotiations with the intent to submit an application for approval of a PPA upon completion of such efforts.
On May 14, 2025, Hu Honua filed its notice of appeal in federal Ninth Circuit court. Due to the ongoing negotiations between Hu Honua and Hawaii Electric Light, the briefing schedule has been vacated, and Hu Honua is to provide a status report by November 10, 2025, and the docket is temporarily closed for administrative purposes until January 9, 2026.
On May 16, 2025, Hu Honua filed its complaint in State court for the remaining State claims. Hu Honua has granted Hawaii Electric Light an extension to respond while negotiations are ongoing.
Molokai New Energy Partners (MNEP). In July 2018, the PUC approved Maui Electric’s PPA with MNEP to purchase solar energy from a photovoltaic (PV) plus battery storage project. The 4.88-MW PV and 3-MW Battery Energy Storage System (BESS) project was to deliver no more than 2.64 MW at any time to the Molokai system. On March 25, 2020, MNEP filed a complaint in the United Stated District Court for the District of Hawaii against Maui Electric claiming breach of contract. On June 3, 2020, Maui Electric provided a Notice of Default and Termination of the PPA to MNEP terminating the PPA with an effective date of July 10, 2020. Thereafter, MNEP filed an amended complaint to include claims relating to the termination and Hawaiian Electric filed its answer to the amended complaint on September 11, 2020, disputing the facts presented by MNEP and all claims within the original and amended complaint. Currently, the discovery phase is ongoing. Trial was initially set for September 16, 2025, but recently ordered to be continued to a date yet to be determined.
Environmental regulation. The Utilities are subject to environmental laws and regulations that regulate the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous waste and toxic substances.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.4 million as of June 30, 2025, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented. A pre-trial hearing was held in June 2025, and trial is tentatively set for October 2025.
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
As of June 30, 2025, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.5 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Endangered Species Act. The Utilities received a notice under the federal Endangered Species Act, from Earthjustice on behalf of the American Bird Conservancy and Conservation Council for Hawaii (Conservation Groups) in January 2024. The notice is the pre-cursor to a citizen’s suit under the Endangered Species Act. The notice alleges that the Utilities are out of compliance with the Act due to alleged impacts on endangered seabirds caused by the Utilities’ powerlines, street lights and facility lights on Maui and Lanai. At the time the notice was served, the Utilities were already in the process of drafting a Habitat Conservation Plan (HCP) with respect to the powerlines and will be applying for associated state and federal take/license permits. Notwithstanding, the notice asserts that the scope of the HCP should be broader and additional interim measures are necessary while the HCP and related permits are pending.
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
The street and facility lights aspect of the notice was not resolved and a second complaint was filed on November 19, 2024, that includes the County of Maui as a party. Hawaiian Electric and Maui Electric answered the complaint on December 12, 2024 and at this time, the parties are engaging in discovery and settlement discussions to try and resolve the matter. On July 3, 2025, an interim agreement was executed by the parties with respect to foregoing the need for injunctive relief in 2025. However, the Utilities are unable to determine the ultimate outcome or the amount of any possible loss. A trial is set for April 20, 2026.
Commitments.
Purchase commitments. As of December 31, 2024, the Utilities’ estimated future minimum payments pursuant to purchase obligations related to material contracts of $2.2 billion. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.
On March 25, 2025, Hale Kuawehi located on Hawaii Island, reached commercial operations, which has a capacity of 30 MW with 120-MWh batteries, and a total annual payment of $11.9 million. The battery portion of the PPA was recorded as a finance lease liability with corresponding right-of-use asset of $42.3 million in the first quarter of 2025. As of June 30, 2025, a total of eight Stage 1 and Stage 2 renewable projects provide the Utilities a capacity of 249.5 MW, with 1,563-MWh batteries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
On July 11, 2025, Hoohana Solar located on Oahu, reached commercial operations, which has a capacity of 52 MW with 208-MWh batteries, and a total annual lump sum payment of $13.4 million. The battery portion of the PPA was recorded as a finance lease liability with corresponding right-of-use asset of $51.3 million upon commencement.
Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2025	2024	2025	2024
Kalaeloa Partners, L.P.	$69	$79	$128	$145
HPOWER	20	16	39	33
Puna Geothermal Venture	6	14	19	27
Hamakua Energy	8	5	13	16
Kapolei Energy Storage	6	6	12	12
Wind IPPs	36	37	57	67
Solar IPPs	29	21	51	36
Other IPPs [1]	1	3	3	5
Total IPPs	$175	$181	$322	$341
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
Waena Battery Energy Storage System Project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40-MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under Exceptional Project Recovery Mechanism. Project costs incurred as of June 30, 2025, amount to $9.7 million. In July 2025, the PUC approved the Utilities’ request to authorize recovery of costs in addition to the amounts approved in December 2023 due to the uncertainty of changes in law, limited to the lesser of either the actual costs or 20% over the approved estimated capital costs.
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
The project costs to be recovered through Exceptional Project Recovery Mechanism is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that its application for $95 million in federal funds under the Infrastructure Investment and Jobs Act (IIJA) was officially awarded. On August 20, 2024, the Utilities submitted a copy of their executed agreement with the Department of Energy to the PUC. On November 18, 2024, the Utilities filed their August 2024 - August 2025 Forward Looking Annual Report. Project costs incurred as of June 30, 2025, amount to $27.0 million.
In 2025, President Trump issued multiple Executive Orders that impact both IIJA and Inflation Reduction Act funding. These Executive Orders could potentially lead to project delays and economic uncertainty. The Utilities are still evaluating the potential impact and continue to monitor for impacts of any new Executive Orders and changes that are passed down through the federal contracting officer for the Resilience Program. As of June 30, 2025, the Utilities’ reimbursement requests have been granted.
Regulatory proceedings.
Decoupling. Decoupling is a regulatory model that is intended to provide the Utilities with financial stability and facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
standard. Decoupling delinks the utility’s revenues from the utility’s sales, removing the disincentive to promote energy efficiency and accept more renewable energy. Decoupling continues under the Performance-based regulation (PBR) Framework.
Performance-based regulation framework. On December 23, 2020, the PUC issued a decision and order (PBR D&O) establishing the PBR Framework to govern the Utilities. The PBR Framework incorporates an annual revenue adjustment (ARA) and a suite of new regulatory mechanisms in addition to previously established regulatory mechanisms. Under the PBR Framework, the decoupling mechanism (i.e., the Revenue Balancing Account (RBA)) established by the previous regulatory framework will continue. The existing cost recovery mechanisms continue as previously implemented (e.g., the Energy Cost Recovery Clause (ECRC), Purchased Power Adjustment Clause (PPAC), Demand-Side Management surcharge, Renewable Energy Infrastructure Program, Demand Response Adjustment Clause, Pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the ARA, the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the Major Project Interim Recovery adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of Performance Incentive Mechanisms (PIMs) and Shared Savings Mechanisms (SSMs). The PBR Framework incorporates a variety of additional performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric Earnings Sharing Mechanism (ESM) which protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate-making return on average common equity (ROACE) and a Re-Opener mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate. The PBR Framework became fully effective on June 1, 2021. Changes to the existing PIMs and SSMs have been made as separate requests and are discussed further below.
On June 19, 2024, and July 30, 2024, the PUC issued orders providing guidance regarding the comprehensive evaluation of the PBR Framework that will commence in the fourth year of the PBR Framework’s first MRP (PBR Framework Review). The current PBR multiyear rate plan (MRP) will end on May 31, 2026, and the next MRP (MRP2) will commence on January 1, 2027. The period in between these dates will be used to address any implementation details that may arise ahead of MRP2. The PBR Framework Review will proceed in three phases: (i) the evaluation of the current PBR Framework, (ii) the examination of proposal for modifications to the PBR Framework, and (iii) the implementation of modifications prior to commencing the second MRP. At the PBR working group meetings held on August 30, 2024 and October 25, 2024, the working group discussed issues and considerations regarding re-basing target revenues for MRP2.
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
On April 4, 2025, the PUC established a briefing schedule for the parties to present their positions regarding their evaluation of the PBR Framework, following the working group meeting held on February 14, 2025. Timely opening and reply briefs were filed by the parties on May 5, 2025 and on May 19, 2025, respectively. Following review of the briefs, the PUC will issue an order addressing the PBR Framework performance and next steps.
Annual revenue adjustment mechanism. The PBR Framework established a five-year MRP during which there will be no general rate cases. Target revenues are adjusted according to an index-driven ARA based on (i) an inflation factor, (ii) a predetermined X-factor to encompass productivity, which is set at zero, (iii) a Z-factor to account for exceptional circumstances not in the Utilities’ control and (iv) a customer dividend consisting of a negative adjustment of 0.22% of adjusted revenue requirements compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in a prior docket at a rate of $6.6 million per year from 2021 to 2025. The ARA mechanism replaced the previous revenue adjustment mechanism (RAM). RAM revenue adjustments approved by the PUC in 2020 continue to be included in the RBA provision’s target revenue and RBA rate adjustment to the extent such adjustments are not included in base rate unless modified with PUC approval.
Earnings sharing mechanism. The PBR Framework established a symmetrical ESM for achieved rate-making ROACE outside of a 300 basis points deadband above or below the current authorized ROACE of 9.5% for each of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
Exceptional project recovery mechanism. Prior to the implementation of the PBR Framework, the PUC established the Major Project Interim Recovery (MPIR) adjustment mechanism and MPIR Guidelines. The MPIR mechanism provides the opportunity to recover revenues for net costs of approved eligible projects placed in service between general rate cases. In establishing the PBR Framework, the MPIR Guidelines were terminated and replaced with the EPRM Guidelines. Although the MPIR Guidelines were terminated and replaced by the EPRM Guidelines, the MPIR mechanism continues within the PBR Framework to provide recovery of project costs previously approved for recovery under the MPIR. The established EPRM Guidelines permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service. Deferred and other operation and maintenance (O&M) expense projects are also eligible for EPRM recovery under the EPRM Guidelines. EPRM recoverable costs are limited to the lesser of actual incurred project costs or PUC‑approved amounts, net of savings.
As of June 30, 2025, the Utilities annualized MPIR and EPRM revenue amounts totaled $35.7 million, including revenue taxes, for the Schofield Generating Station ($15.6 million), West Loch PV project ($3.1 million), Grid Modernization Strategy Phase 1 project ($14.1 million for all three utilities), Waiawa UFLS project ($0.1 million), Waena Switchyard/Synchronous project ($2.5 million) and Resilience project ($0.3 million) that included the 2024 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2024 MPIR and EPRM revenues effective June 1, 2025, through the RBA rate adjustment.
As of June 30, 2025, the PUC approved the recovery of four EPRM projects in the amount of $215.2 million to the extent the project costs are not included in rates. On July 28, 2025, the PUC approved the Utilities’ request to authorize recovery of additional costs associated with one previously-approved EPRM project, granting additional recoveries of $12.3 million. Currently, the Utilities are seeking EPRM recovery for three additional projects subject to PUC approval.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Performance incentive mechanisms. The following PIMs and SSMs were approved by the PUC and are applicable to the 2024 evaluation period. There were no accruals for the 2025 evaluation period. PIMs and SSMs are determined at the end of their evaluation period. Unless otherwise specified, the evaluation period is the 12‑month calendar year period ending December 31 over which measured performance is determined.

Performance Incentive Mechanisms	Maximum rewards/penalties $	2024 rewards (penalties) earned	2025 rewards (penalties) accrued
Transmission and Distribution-caused SAIDI/SAIFI PIMs	Maximum penalties of $3.6 million for 2024/2025	$(1.0) million
Call Center PIM	Maximum reward or penalty of $1.4 million	—
Phase 1 RFP PIM	Varies	$0.2 million	$0.3 million
Renewable portfolio standard (RPS) PIM	$10/MWh for above interpolated statutory RPS goal $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045	$1.9 million
Interconnection Approval PIM[1]	Maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million	$2.4 million
Generation-caused SAIDI/SAIFI PIMs	Maximum penalties of approximately $1.0 million	$(0.1) million
Interconnection Requirements Study PIM	Varies	—
Collective Shared Savings Mechanism	20% share of savings when non-ARA costs in a performance year lower than target year non-ARA costs	$2.8 million
Total PIM rewards, net		$6.2 million	$0.3 million
1    The Interconnection Approval PIM expired as of December 31, 2024.
On April 1, 2024, the Utilities filed a request for partial temporary suspension and modification of the Transmission and Distribution (T&D) System Average Interruption Duration Index (SAIDI) and T&D System Average Interruption Frequency Index (SAIFI) PIMs to specifically suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. The Utilities also proposed that circuits not identified as wildfire risk circuits would continue to be subject to the existing PIMs on a prorated basis. On December 18, 2024, as clarified on January 15, 2025, the PUC issued orders granting the Utilities’ request to suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025.
For the 2024 evaluation period, the Utilities earned $6.2 million ($2.5 million for Hawaiian Electric, $3.4 million for Hawaii Electric Light and $0.3 million for Maui Electric) in rewards net of penalties. The net rewards related to 2024 were reflected in the 2025 PIMs annual report and 2025 spring revenue report filings with the exception of the Phase 1 RFP PIM, which was reflected in the 2024 spring revenue report and 2024 fall revenue report filings. For the 2025 evaluation period, in the second quarter of 2025, the Utilities accrued an additional $0.3 million in rewards for the Phase 1 RFP PIM (for Maui Electric), which will be reflected in the upcoming 2025 fall revenue report filing.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities’ 2025 spring revenue report filed on March 31, 2025, was approved by the PUC on May 21, 2025. The filing reflected ARA revenues for the second year recovery of the COVID-19 related deferred costs through the Z-factor and the accelerated return of the Enterprise Resource Planning system benefits savings to Hawaii Electric Light and Maui Electric customers as part of the customer dividend, as follows (See discussion under “Regulatory assets and liabilities” below):

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Recovery of COVID-19 related costs	$2.2	$0.5	$0.5	$3.2
Return of Enterprise Resource Planning benefit liability	—	(1.3)	(2.0)	(3.3)
Net 2025 ARA revenues	$2.2	$(0.8)	$(1.4)	$(0.1)
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
Honolulu generating units 8 and 9. On December 22, 2023, the PUC issued a D&O approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Honolulu units 8 and 9 assets that retired on December 31, 2023, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of June 30, 2025, the Utilities have recorded $25.1 million in regulatory assets for the remaining net book value of Honolulu generating units 8 and 9.
Waiau generating units 3 and 4. On September 30, 2024, the PUC issued a D&O approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Waiau units 3 and 4 assets that retired on December 31, 2024, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of June 30, 2025, the Utilities have recorded $13.5 million in regulatory assets for the remaining net book value of Waiau generating units 3 and 4.
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
On February 12, 2025, the PUC issued an order granting the Utilities request to extend the deferral accounting period to December 31, 2025, limited to insurance premiums and outside services and legal costs associated with the ABL Facility credit agreement (see Note 5).
As of June 30, 2025, the Utilities have recorded $68.2 million in regulatory assets for the incremental costs incurred related to the Maui windstorm and wildfires event.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
benefits savings currently tracked in regulatory liability accounts to Hawaii Electric Light and Maui Electric customers as part of the customer dividend in the ARA, to mitigate the impact of the Utilities’ recovery of the COVID-19 related costs on customers. See “Regulatory assets for COVID-19 related costs” section below.
As of June 30, 2025, the Utilities’ regulatory liability was $12.0 million ($0.5 million for Hawaiian Electric, $4.6 million for Hawaii Electric Light and $6.9 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) report on the achieved benefits savings.
Regulatory assets for COVID-19 related costs. In a D&O issued on December 29, 2023, as clarified by an order issued on February 27, 2024, the PUC approved the Utilities’ recovery of the COVID-19 related deferred costs of $8.7 million evenly over a three-year recovery period from June 1, 2024 and end May 31, 2027 through the Z-factor in the ARA. As of June 30, 2025, the Utilities have recorded $5.2 million in regulatory assets for deferral of COVID-19 related costs.
Regulatory assets for suspension of disconnections related costs. Based on circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, including the Utilities, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through September 4, 2025 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to HRS Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of June 30, 2025, the Utilities have recorded $4.3 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and six months ended June 30, 2025 and 2024, and as of June 30, 2025 and December 31, 2024.
On March 21, 2024, Hawaiian Electric formed HE AR INTER LLC and its direct subsidiary, HE AR BRWR LLC, which were established to pursue financing through a secured asset-based (accounts receivable) credit facility.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$524,804	110,973	107,757	2,864	(3,916)	$742,482
Expenses
Fuel oil	148,374	26,697	35,516	—	—	210,587
Purchased power	131,259	27,657	16,047	—	—	174,963
Other operation and maintenance	103,195	25,749	31,627	1,562	(3,916)	158,217
Depreciation	42,529	11,242	10,203	—	—	63,974
Taxes, other than income taxes	49,737	10,372	10,087	1	—	70,197
Total expenses	475,094	101,717	103,480	1,563	(3,916)	677,938
Operating income	49,710	9,256	4,277	1,301	—	64,544
Allowance for equity funds used during construction	2,837	351	514	—	—	3,702
Equity in earnings of subsidiaries	7,767	—	—	—	(7,767)	—
Retirement defined benefits credit (expense)—other than service costs	906	168	(22)	—	—	1,052
Interest expense and other charges, net	(16,288)	(2,738)	(3,892)	—	1,212	(21,706)
Allowance for borrowed funds used during construction	1,185	96	181	—	—	1,462
Interest income	2,027	361	39	—	(1,212)	1,215
Income before income taxes	48,144	7,494	1,097	1,301	(7,767)	50,269
Income tax expense (benefit)	8,724	1,660	(99)	335	—	10,620
Net income	39,420	5,834	1,196	966	(7,767)	39,649
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	39,420	5,700	1,101	966	(7,767)	39,420
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$39,150	5,700	1,101	966	(7,767)	$39,150

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$39,150	5,700	1,101	966	(7,767)	$39,150
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(531)	(26)	(62)	—	88	(531)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	484	22	53	—	(75)	484
Other comprehensive loss, net of taxes	(47)	(4)	(9)	—	13	(47)
Comprehensive income attributable to common shareholder	$39,103	5,696	1,092	966	(7,754)	$39,103

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$564,628	117,663	110,040	—	—	$792,331
Expenses
Fuel oil	187,386	28,941	42,325	—	—	258,652
Purchased power	137,139	31,068	13,121	—	—	181,328
Other operation and maintenance	93,717	24,544	29,300	—	—	147,561
Wildfire tort-related claims	1,369,600	171,200	171,200	—	—	1,712,000
Depreciation	42,003	10,964	9,845	—	—	62,812
Taxes, other than income taxes	53,214	10,943	10,261	—	—	74,418
Total expenses	1,883,059	277,660	276,052	—	—	2,436,771
Operating loss	(1,318,431)	(159,997)	(166,012)	—	—	(1,644,440)
Allowance for equity funds used during construction	2,578	288	470	—	—	3,336
Equity in earnings of subsidiaries	(246,099)	—	—	—	246,099	—
Retirement defined benefits credit (expense)—other than service costs	928	168	(24)	—	—	1,072
Interest expense and other charges, net	(15,717)	(2,974)	(4,559)	—	1,833	(21,417)
Allowance for borrowed funds used during construction	1,034	85	225	—	—	1,344
Interest income	2,972	241	72	—	(1,833)	1,452
Loss before income taxes	(1,572,735)	(162,189)	(169,828)	—	246,099	(1,658,653)
Income tax benefit	(343,611)	(42,027)	(44,120)	—	—	(429,758)
Net loss	(1,229,124)	(120,162)	(125,708)	—	246,099	(1,228,895)
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net loss attributable to Hawaiian Electric	(1,229,124)	(120,295)	(125,804)	—	246,099	(1,229,124)
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net loss for common stock	$(1,229,394)	(120,295)	(125,804)	—	246,099	$(1,229,394)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net loss for common stock	$(1,229,394)	(120,295)	(125,804)	—	246,099	$(1,229,394)
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(505)	(39)	(57)	—	96	(505)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	459	35	50	—	(85)	459
Other comprehensive loss, net of taxes	(46)	(4)	(7)	—	11	(46)
Comprehensive loss attributable to common shareholder	$(1,229,440)	(120,299)	(125,811)	—	246,110	$(1,229,440)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,049,507	219,284	213,459	5,808	(7,210)	$1,480,848
Expenses
Fuel oil	320,167	53,491	75,650	—	—	449,308
Purchased power	241,990	53,147	26,543	—	—	321,680
Other operation and maintenance	194,688	53,783	57,838	2,226	(7,210)	301,325
Depreciation	85,102	22,485	20,406	—	—	127,993
Taxes, other than income taxes	99,516	20,551	19,993	1	—	140,061
Total expenses	941,463	203,457	200,430	2,227	(7,210)	1,340,367
Operating income	108,044	15,827	13,029	3,581	—	140,481
Allowance for equity funds used during construction	5,632	698	957	—	—	7,287
Equity in earnings of subsidiaries	17,492	—	—	—	(17,492)	—
Retirement defined benefits credit (expense)—other than service costs	1,811	336	(44)	—	—	2,103
Interest expense and other charges, net	(33,312)	(5,485)	(7,696)	—	2,335	(44,158)
Allowance for borrowed funds used during construction	2,353	191	335	—	—	2,879
Interest income	4,815	590	126	—	(2,335)	3,196
Income before income taxes	106,835	12,157	6,707	3,581	(17,492)	111,788
Income taxes	19,329	2,593	980	922	—	23,824
Net income	87,506	9,564	5,727	2,659	(17,492)	87,964
Preferred stock dividends of subsidiaries	—	268	190	—	—	458
Net income attributable to Hawaiian Electric	87,506	9,296	5,537	2,659	(17,492)	87,506
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$86,966	9,296	5,537	2,659	(17,492)	$86,966

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$86,966	9,296	5,537	2,659	(17,492)	$86,966
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(1,061)	(55)	(127)	—	182	(1,061)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	967	44	107	—	(151)	967
Other comprehensive loss, net of taxes	(94)	(11)	(20)	—	31	(94)
Comprehensive income attributable to common shareholder	$86,872	9,285	5,517	2,659	(17,461)	$86,872

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,128,808	235,272	216,829	—	—	$1,580,909
Expenses
Fuel oil	397,585	60,126	85,237	—	—	542,948
Purchased power	254,657	63,124	23,364	—	—	341,145
Other operation and maintenance	184,601	49,134	57,716	—	—	291,451
Wildfire tort-related claims	1,369,600	171,200	171,200	—	—	1,712,000
Depreciation	84,007	21,928	19,689	—	—	125,624
Taxes, other than income taxes	106,623	21,900	20,303	—	—	148,826
Total expenses	2,397,073	387,412	377,509	—	—	3,161,994
Operating loss	(1,268,265)	(152,140)	(160,680)	—	—	(1,581,085)
Allowance for equity funds used during construction	5,399	637	940	—	—	6,976
Equity in earnings of subsidiaries	(240,075)	—	—	—	240,075	—
Retirement defined benefits credit (expense)—other than service costs	1,855	336	(47)	—	—	2,144
Interest expense and other charges, net	(30,009)	(5,888)	(8,790)	—	3,285	(41,402)
Allowance for borrowed funds used during construction	2,113	192	425	—	—	2,730
Interest income	5,635	396	138	—	(3,285)	2,884
Loss before income taxes	(1,523,347)	(156,467)	(168,014)	—	240,075	(1,607,753)
Income tax benefit	(333,714)	(40,829)	(44,035)	—	—	(418,578)
Net loss	(1,189,633)	(115,638)	(123,979)	—	240,075	(1,189,175)
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net loss attributable to Hawaiian Electric	(1,189,633)	(115,905)	(124,170)	—	240,075	(1,189,633)
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net loss for common stock	$(1,190,173)	(115,905)	(124,170)	—	240,075	$(1,190,173)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net loss for common stock	$(1,190,173)	(115,905)	(124,170)	—	240,075	$(1,190,173)
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(1,013)	(77)	(116)	—	193	(1,013)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	918	70	99	—	(169)	918
Other comprehensive loss, net of taxes	(95)	(7)	(17)	—	24	(95)
Comprehensive loss attributable to common shareholder	$(1,190,268)	(115,912)	(124,187)	—	240,099	$(1,190,268)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,645	3,603	—	—	$52,108
Plant and equipment	5,576,856	1,521,914	1,453,824	—	—	8,552,594
Right-of-use assets - finance lease	360,270	78,377	50,757	—	—	489,404
Less accumulated depreciation	(2,107,311)	(706,390)	(620,584)	—	—	(3,434,285)
Construction in progress	300,883	39,223	56,237	—	—	396,343
Utility property, plant and equipment, net	4,173,558	938,769	943,837	—	—	6,056,164
Nonutility property, plant and equipment, less accumulated depreciation	1,146	115	1,444	—	—	2,705
Total property, plant and equipment, net	4,174,704	938,884	945,281	—	—	6,058,869
Investment in wholly owned subsidiaries, at equity	698,333	—	—	—	(698,333)	—
Current assets
Cash and cash equivalents	37,575	39,334	8,085	21,435	—	106,429
Advances to affiliates	69,200	—	—	—	(69,200)	—
Customer accounts receivable, net	11,661	4,613	6,641	164,296	—	187,211
Accrued unbilled revenues, net	—	1,890	—	156,163	—	158,053
Other accounts receivable, net	198,508	57,524	50,567	—	(219,825)	86,774
Fuel oil stock, at average cost	87,057	10,490	16,992	—	—	114,539
Materials and supplies, at average cost	75,243	18,282	37,728	—	—	131,253
Prepayments and other	31,736	9,277	19,992	—	(5,379)	55,626
Regulatory assets	32,909	6,065	5,048	—	—	44,022
Total current assets	543,889	147,475	145,053	341,894	(294,404)	883,907
Other long-term assets
Operating lease right-of-use assets	34,547	19,979	6,417	—	—	60,943
Regulatory assets	178,516	20,460	42,984	—	—	241,960
Defined benefit pension and other postretirement benefit plans asset	69,263	31,181	24,637	—	(12,711)	112,370
Investment in unconsolidated affiliate	287,250	—	—	—	—	287,250
Other	227,560	18,663	28,474	—	(36,337)	238,360
Total other long-term assets	797,136	90,283	102,512	—	(49,048)	940,883
Total assets	$6,214,062	1,176,642	1,192,846	341,894	(1,041,785)	$7,883,659
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,521,617	253,516	288,584	156,233	(698,333)	$1,521,617
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,168,513	236,528	201,694	—	—	1,606,735
Total capitalization	2,712,423	497,044	495,278	156,233	(698,333)	3,162,645
Current liabilities
Current portion of operating lease liabilities	5,387	8,226	3,182	—	—	16,795
Current portion of long-term debt, net	61,949	7,993	54,955	—	—	124,897
Short-term borrowings from non-affiliates, net	49,312	—	—	—	—	49,312
Short-term borrowings from affiliate	—	—	69,200	—	(69,200)	—
Accounts payable	157,257	31,870	38,026	—	—	227,153
Interest and preferred dividends payable	15,299	3,221	2,754	—	(383)	20,891
Taxes accrued, including revenue taxes	163,795	35,971	32,378	2,060	(5,379)	228,825
Regulatory liabilities	10,046	11,648	5,702	—	—	27,396
Wildfire tort-related claims	383,000	47,875	47,875	—	—	478,750
Other	91,140	29,915	30,930	183,601	(219,441)	116,145
Total current liabilities	937,185	176,719	285,002	185,661	(294,403)	1,290,164
Deferred credits and other liabilities
Operating lease liabilities	33,207	12,091	3,512	—	—	48,810
Finance lease liabilities	337,009	75,839	49,591	—	—	462,439
Deferred income taxes	—	7,230	29,108	—	(36,338)	—
Regulatory liabilities	892,298	229,075	144,877	—	—	1,266,250
Unamortized tax credits	51,531	10,308	10,498	—	—	72,337
Defined benefit pension plans liability	19,005	124	—	—	(12,711)	6,418
Wildfire tort-related claims	1,149,000	143,625	143,625	—	—	1,436,250
Other	82,404	24,587	31,355	—	—	138,346
Total deferred credits and other liabilities	2,564,454	502,879	412,566	—	(49,049)	3,430,850
Total capitalization and liabilities	$6,214,062	1,176,642	1,192,846	341,894	(1,041,785)	$7,883,659

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
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,156,955	243,964	282,876	153,574	(680,414)	$1,156,955
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,353,173	244,466	256,575	—	—	1,854,214
Total capitalization	2,532,421	495,430	544,451	153,574	(680,414)	3,045,462
Current liabilities
Current portion of operating lease liabilities	4,430	7,802	2,970	—	—	15,202
Current portion of long-term debt, net	40,000	5,000	2,000	—	—	47,000
Short-term borrowings-non-affiliate, net	48,623	—	—	—	—	48,623
Short-term borrowings-affiliate	—	—	62,200	—	(62,200)	—
Accounts payable	137,837	27,077	32,066	—	—	196,980
Interest and preferred dividends payable	15,994	3,191	2,701	—	(350)	21,536
Taxes accrued, including revenue taxes	197,768	42,692	37,108	1,138	(6,705)	272,001
Regulatory liabilities	11,701	10,039	4,828	—	—	26,568
Wildfire tort-related claims	383,000	47,875	47,875	—	—	478,750
Other	103,415	35,492	43,913	187,788	(249,597)	121,011
Total current liabilities	942,768	179,168	235,661	188,926	(318,852)	1,227,671
Deferred credits and other liabilities
Operating lease liabilities	29,830	15,230	4,075	—	—	49,135
Finance lease liabilities	341,364	34,370	49,891	—	—	425,625
Deferred income taxes	—	5,368	28,257	—	(33,625)	—
Regulatory liabilities	864,259	222,834	130,422	—	—	1,217,515
Unamortized tax credits	54,950	10,757	10,969	—	—	76,676
Defined benefit pension plan liability	18,301	125	—	—	(11,998)	6,428
Wildfire tort-related claims	1,149,000	143,625	143,625	—	—	1,436,250
Other	78,393	22,944	27,505	—	—	128,842
Total deferred credits and other liabilities	2,536,097	455,253	394,744	—	(45,623)	3,340,471
Total capitalization and liabilities	$6,011,286	1,129,851	1,174,856	342,500	(1,044,889)	$7,613,604

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2024	$1,156,955	243,964	282,876	153,574	(680,414)	$1,156,955
Net income for common stock	86,966	9,296	5,537	2,659	(17,492)	86,966
Other comprehensive loss, net of taxes	(94)	(11)	(20)	—	31	(94)
Common stock dividends	(10,000)	—	—	—	—	(10,000)
Additional paid-in capital	287,790	267	191	—	(458)	287,790
Balance, June 30, 2025	$1,521,617	253,516	288,584	156,233	(698,333)	$1,521,617

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2023	$2,409,110	359,790	362,344	77	(722,211)	$2,409,110
Net loss for common stock	(1,190,173)	(115,905)	(124,170)	—	240,075	(1,190,173)
Other comprehensive loss, net of taxes	(95)	(7)	(17)	—	24	(95)
Common stock dividends	(26,000)	—	—	—	—	(26,000)
Balance, June 30, 2024	$1,192,842	243,878	238,157	77	(482,112)	$1,192,842

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$147,248	37,461	28,864	3,644	(971)	$216,246
Cash flows from investing activities
Capital expenditures	(86,012)	(29,553)	(44,385)	—	—	(159,950)
Advances to affiliates	(7,000)	—	—	—	7,000	—
Other	3,164	343	673	—	971	5,151
Net cash used in investing activities	(89,848)	(29,210)	(43,712)	—	7,971	(154,799)
Cash flows from financing activities
Common stock dividends	(10,000)	—	—	—	—	(10,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	—	—	—	—	(998)
Proceeds from capital contribution from parent	540	—	—	—	—	540
Net increase in short-term borrowings from affiliate with original maturities of three months or less	—	—	7,000	—	(7,000)	—
Repayment of long-term debt	(123,000)	—	—	—	—	(123,000)
Payments of obligations under finance leases	(3,982)	(364)	(313)	—	—	(4,659)
Other	(752)	(87)	(210)	—	—	(1,049)
Net cash provided by (used in) financing activities	(138,192)	(451)	6,477	—	(7,000)	(139,166)
Net increase (decrease) in cash, cash equivalents and restricted cash	(80,792)	7,800	(8,371)	3,644	—	(77,719)
Cash, cash equivalents and restricted cash, beginning of period	118,367	31,534	16,456	17,791	—	184,148
Cash and cash equivalents, end of period	$37,575	39,334	8,085	21,435	—	$106,429

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$137,811	36,712	12,800	—	(1,850)	$185,473
Cash flows from investing activities
Capital expenditures	(95,431)	(27,981)	(44,788)	—	—	(168,200)
Advances to affiliates	(39,500)	—	—	—	39,500	—
Other	535	245	(1,087)	—	1,850	1,543
Net cash used in investing activities	(134,396)	(27,736)	(45,875)	—	41,350	(166,657)
Cash flows from financing activities
Common stock dividends	(26,000)	—	—	—	—	(26,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	—	—	—	—	(998)
Net increase in short-term borrowings from affiliate with original maturities of three months or less	—	—	39,500	—	(39,500)	—
Payments of obligations under finance leases	(3,382)	(311)	(44)			(3,737)
Other	(3,971)	(459)	(1,108)	—	—	(5,538)
Net cash provided by (used in) financing activities	(34,351)	(770)	38,348	—	(39,500)	(36,273)
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,936)	8,206	5,273	—	—	(17,457)
Cash, cash equivalents and restricted cash, beginning of period	91,755	10,658	5,587	77	—	108,077
Cash, cash equivalents and restricted cash, end of period	60,819	18,864	10,860	77	—	90,620
Less: Restricted cash	(2,000)	—	—	—	—	(2,000)
Cash and cash equivalents, end of period	$58,819	18,864	10,860	77	—	$88,620

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 5 · Credit agreements, long-term debt and changes in long-term debt
Credit agreements. The following table provides the credit agreement capacity, outstanding and undrawn component as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025			As of December 31, 2024
(in millions)	Capacity	Outstanding	Undrawn	Capacity	Outstanding	Undrawn
HEI corporate:
Unsecured revolving line of credit	$175	$51	$124	$175	$173	$2
Hawaiian Electric:
Unsecured revolving line of credit	200	43	157	200	166	34
ABL Facility[1]	225	—	225	239	—	239
Borrowing from HEI - standing commitment letter[2]	75	—	75	75	—	75
Short-term loan credit facility	50	50	—	50	50	—
Total Hawaiian Electric	550	93	457	564	216	348
Total Consolidated HEI[2]	$650	$144	$506	$664	$389	$275
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
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one additional year, subject to the consent of the lenders. Hawaiian Electric received the first and second approvals from the PUC for the ABL Credit Facility Agreement that allows short-term and long-term borrowings of up to $250 million on June 27, 2024 and October 11, 2024, respectively, subject to the availability of a sufficient borrowing base of eligible receivables. The ABL Facility became effective on July 24, 2024. As of June 30, 2025, total available capacity under the ABL Facility was $225 million, and remains undrawn.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Long-term debt. As of June 30, 2025, the Company and Hawaiian Electric were in compliance with all applicable financial covenants. The following table summarizes the long-term debt, net for the Company and Hawaiian Electric as of June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
All Other:
HEI 2.48%-6.10% senior notes due 2025-2052	$226,286	$610,000
Pacific Current subsidiaries nonrecourse debt[1]	—	122,025
HEI revolving credit facility SOFR + 1.80%, due 2026 to 2027	50,500	173,000
Less unamortized debt issuance costs and debt discount[1]	(1,044)	(6,681)
Less current portion long-term debt, net of unamortized debt issuance cost and debt discount[1]	(18,541)	(62,171)
All Other long term debt, net	257,201	836,173
Hawaiian Electric:
Special purpose revenue bonds and unsecured senior notes	1,695,000	1,742,000
Revolving credit facility SOFR + 1.80%, due 2026 to 2027	43,000	166,000
Less unamortized debt issuance costs	(6,368)	(6,786)
Less current portion long-term debt, net of unamortized debt issuance cost	(124,897)	(47,000)
Hawaiian Electric long term debt, net	1,606,735	1,854,214
HEI Consolidated long term debt, net	$1,863,936	$2,690,387
1     As of June 30, 2025, Pacific Current subsidiaries debt, current portion of long-term debt, unamortized debt issuance cost and debt discount are included in current liabilities held for sale. See “Assets held for sale” in Note 3.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 6 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2024	$—	$2,120	$1,341	$3,461	$2,786
Current period other comprehensive loss	—	(720)	(46)	(766)	(94)
Balance, June 30, 2025	$—	$1,400	$1,295	$2,695	$2,692
Balance, December 31, 2023	$(282,963)	$1,638	$(8,025)	$(289,350)	$2,849
Current period other comprehensive income (loss)	(8,901)	670	24	(8,207)	(95)
Balance, June 30, 2024	$(291,864)	$2,308	$(8,001)	$(297,557)	$2,754
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended June 30		Six months ended June 30
(in thousands)	2025	2024	2025	2024
HEI consolidated
Amortization of unrealized holding losses on held-to-maturity securities	$—	$3,288	$—	$6,374	Assets of discontinued operations
Net realized gains on derivatives qualifying as cash flow hedges	(50)	(51)	(100)	(99)	Interest expense
Retirement benefit plans:
Amortization of net gains recognized during the period in net periodic benefit cost	(508)	(445)	(1,013)	(894)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	484	459	967	918	See Note 8 for additional details
Total reclassifications	$(74)	$3,251	$(146)	$6,299
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of net gains recognized during the period in net periodic benefit cost	$(531)	$(505)	$(1,061)	$(1,013)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	484	459	967	918	See Note 8 for additional details
Total reclassifications	$(47)	$(46)	$(94)	$(95)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 7 · Revenues
The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended June 30, 2025			Six months ended June 30, 2025
(in thousands)	Electric utility	All Other	Total	Electric utility	All Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$233,149	$—	$233,149	$473,528	$—	$473,528
Electric energy sales - commercial	237,007	—	237,007	473,508	—	473,508
Electric energy sales - large light and power	260,577	—	260,577	522,695	—	522,695
Electric energy sales - other	4,218	—	4,218	8,705	—	8,705
Other sales	—	3,707	3,707	—	7,872	7,872
Total revenues from contracts with customers	734,951	3,707	738,658	1,478,436	7,872	1,486,308
Revenues from other sources
Regulatory revenue	(1,577)	—	(1,577)	(15,658)	—	(15,658)
Other	9,108	203	9,311	18,070	1,742	19,812
Total revenues from other sources	7,531	203	7,734	2,412	1,742	4,154
Total revenues	$742,482	$3,910	$746,392	$1,480,848	$9,614	$1,490,462
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$734,951	$3,707	$738,658	$1,478,436	$7,872	$1,486,308

	Three months ended June 30, 2024			Six months ended June 30, 2024
(in thousands)	Electric utility	All Other	Total	Electric utility	All Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$244,539	$—	$244,539	$486,061	$—	$486,061
Electric energy sales - commercial	251,482	—	251,482	493,250	—	493,250
Electric energy sales - large light and power	280,940	—	280,940	552,027	—	552,027
Electric energy sales - other	4,609	—	4,609	9,555	—	9,555
Other sales	—	2,964	2,964	—	6,270	6,270
Total revenues from contracts with customers	781,570	2,964	784,534	1,540,893	6,270	1,547,163
Revenues from other sources
Regulatory revenue	(486)	—	(486)	20,704	—	20,704
Other	11,247	122	11,369	19,312	252	19,564
Total revenues from other sources	10,761	122	10,883	40,016	252	40,268
Total revenues	$792,331	$3,086	$795,417	$1,580,909	$6,522	$1,587,431
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$781,570	$2,964	$784,534	$1,540,893	$6,270	$1,547,163
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2024 or as of June 30, 2025. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of June 30, 2025, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 8 · Retirement benefits
Unless otherwise noted, references within the retirement benefit footnote exclude discontinued operations.
Defined benefit pension and other postretirement benefit plans information.  The Company contributed $4 million ($4 million by the Utilities) to its pension and other postretirement benefit plans during the first six months of 2025, compared to $3 million ($3 million by the Utilities) during the first six months of 2024. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2025 is $9 million ($9 million by the Utilities), comparable to 2024. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2025, compared to $2 million ($1 million by the Utilities) paid in 2024.
The components of net periodic pension costs and net periodic benefit costs for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
HEI consolidated
Service cost	$9,948	$11,178	$248	$282	$19,896	$22,354	$496	$563
Interest cost	26,304	25,449	1,821	1,861	52,609	50,898	3,642	3,722
Expected return on plan assets	(33,856)	(34,598)	(3,510)	(3,487)	(67,713)	(69,194)	(7,020)	(6,972)
Amortization of net actuarial (gain)/losses	65	64	(746)	(706)	130	128	(1,492)	(1,414)
Net periodic pension/benefit cost (return)	2,461	2,093	(2,187)	(2,050)	4,922	4,186	(4,374)	(4,101)
Impact of PUC D&Os	17,800	18,089	2,024	1,887	35,599	36,179	4,049	3,775
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,261	$20,182	$(163)	$(163)	$40,521	$40,365	$(325)	$(326)
Hawaiian Electric consolidated
Service cost	$9,705	$10,916	$245	$278	$19,410	$21,832	$490	$556
Interest cost	25,430	24,627	1,740	1,779	50,859	49,254	3,481	3,558
Expected return on plan assets	(33,052)	(33,775)	(3,461)	(3,434)	(66,101)	(67,552)	(6,923)	(6,868)
Amortization of net actuarial (gain)/losses	24	11	(737)	(694)	47	23	(1,474)	(1,388)
Net periodic pension/benefit cost (return)	2,107	1,779	(2,213)	(2,071)	4,215	3,557	(4,426)	(4,142)
Impact of PUC D&Os	17,800	18,089	2,024	1,887	35,599	36,179	4,049	3,775
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,907	$19,868	$(189)	$(184)	$39,814	$39,736	$(377)	$(367)
HEI consolidated recorded retirement benefits expense of $23 million ($22 million by the Utilities) in the first six months of 2025 and $23 million ($23 million by the Utilities) in the first six months of 2024 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first six months of 2025 and 2024, the Company’s expenses and cash contributions for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan were $4.1 million and $3.6 million, respectively. For the first six months of 2025 and 2024, the Utilities’ expenses and cash contributions for its defined contribution plan under the Hawaiian Electric Industries Retirement Savings Plan were $3.9 million and $3.5 million, respectively.

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
As of June 30, 2025, approximately 2.5 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 1.3 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI and its principal subsidiaries. As of June 30, 2025, there were 50,587 shares remaining available for future issuance under the 2011 Director Plan. After all of the shares remaining under the 2011 Director Plan have been issued or reserved for issuance, director grants of common stock will be made under the EIP, which was amended in 2024 to provide for director grants.
Share-based compensation expense and the related income tax benefit from continuing operations were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2025	2024	2025	2024
HEI consolidated
Share-based compensation expense [1]	$2.8	$1.6	$3.5	$2.5
Income tax benefit	0.5	0.1	0.5	0.2
Hawaiian Electric consolidated
Share-based compensation expense [1]	1.3	0.8	1.8	1.2
Income tax benefit	0.2	0.1	0.3	0.1
1    For the three and six months ended June 30, 2025 and 2024, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended June 30		Six months ended June 30
(dollars in millions)	2025	2024	2025	2024
Shares granted	117,590	—	117,590	—
Fair value	$1.2	$—	$1.2	$—
Income tax benefit	0.3	—	0.3	—
The number of shares issued to each nonemployee director of HEI and Hawaiian Electric is determined based on the closing price of HEI common stock on the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2025		2024		2025		2024
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	22,172	$42.41	90,903	$42.11	65,628	$42.09	189,024	$41.23
Granted	—	—	—	—	—	—	—	—
Vested	—	—	(1,034)	44.31	(42,452)	41.92	(98,084)	40.43
Forfeited	—	—	—	—	(1,004)	42.41	(1,071)	41.97
Outstanding, end of period	22,172	$42.41	89,869	$42.08	22,172	$42.41	89,869	$42.08
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$—		$—
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2025 and 2024, total restricted stock units and related dividends that vested had a fair value of $0.5 million and $1.4 million, respectively, and the related tax benefits were $0.1 million and $0.3 million, respectively.
As of June 30, 2025, there was $0.5 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 0.6 years.
Long-term incentive plan payable in stock.  The 2023-25, 2024-26 and 2025-27 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 220% of the number of target shares, depending on the achievement of the goals. The 2023-25 and 2024-26 LTIP performance goals include a market condition goal. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Peer Group (the Company's compensation peer group consisting of companies in the EEI Index and approved by the Company's Compensation and Human Capital Management Committee), in each case over the relevant three-year period. The other performance condition goals relate to cumulative EPS and return on average common equity (ROACE) and Hawaiian Electric’s net income growth, ROACE, carbon emissions reduction, credit rating, public safety, funds from operations to total adjusted debt ratio and customer experience. The 2025-27 LTIP includes other performance goals (described above) and a relative TSR payout modifier, which may adjust the payout shares based on the relative TSR result. The relative TSR modifier is based on HEI’s TSR compared to the Peer Group.
LTIP linked to TSR (payout modifier for 2025-27 LTIP and performance goal).  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended June 30				Six months ended June 30
	2025		2024		2025		2024
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	543,467	$13.50	109,643	$33.82	98,441	$31.36	76,477	$50.11
Granted	—	—	—	—	462,313	11.25	62,152	17.28
Vested (issued or unissued and cancelled)	—	—	—	—	(17,287)	54.92	(28,577)	41.12
Forfeited	—	—	(381)	55.66	—	—	(790)	55.64
Outstanding, end of period	543,467	$13.50	109,262	$33.75	543,467	$13.50	109,262	$33.75
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$5.2		$1.1
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
As of June 30, 2025, there was $5.1 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 2.3 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2025		2024		2025		2024
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	438,967	$18.17	574,744	$23.68	438,967	$18.17	327,085	$39.44
Granted	—	—	—	—	—	—	362,963	13.09
Vested	—	—	—	—	—	—	(113,118)	34.93
Increase above target/(cancelled) due to performance	—	—	(11,407)	42.37	—	—	(11,953)	42.32
Forfeited	—	—	(1,525)	42.07	—	—	(3,165)	42.06
Outstanding, end of period	438,967	$18.17	561,812	$23.25	438,967	$18.17	561,812	$23.25
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—		$—		$4.8
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2025. For the six months ended June 30, 2024, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and the related tax benefits were $0.4 million.
As of June 30, 2025, there was $2.9 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 10 · Income taxes
The Company’s effective tax rate (combined federal and state income tax rates) for the six months ended June 30, 2025 was 27% tax expense. This rate differs from the combined statutory rates, primarily due to recapture of investment tax credits and higher executive compensation limitations, and is partially offset by the Utilities’ amortization of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act reduction in tax rate from 35% to 21%.
The Company’s effective tax rate was 26% tax benefit for the six months ended June 30, 2024.
The Company’s effective tax rate for the first six months of 2025 was higher than the comparable period in 2024 primarily due to the recapture of investment tax credits which was partially offset by the impact of the substantial pre-tax loss in the second quarter of 2024 resulting from the Utilities’ accrual of the loss contingencies related to the wildfire tort-related claims.
The Utilities’ effective tax rate (combined federal and state income tax rates) for the six months ended June 30, 2025 was 21% tax expense. This rate differs from the combined statutory rates, primarily due to the Utilities’ amortization of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act reduction in tax rate from 35% to 21%, partially offset by higher executive compensation limitations.
The Utilities’ effective tax rate was 26% tax benefit for the six months ended June 30, 2024.
The Utilities’ effective tax rate for the first six months of 2025 was lower than the comparable period in 2024 primarily due to the substantial pre-tax loss in the second quarter of 2024 resulting from the accrual of the loss contingencies related to the wildfire tort-related claims and because the impact of permanent items had a smaller impact on the effective rates in prior year.
The Act known as the “One Big Beautiful Bill” (OBBBA) was signed into law by President Trump on July 4, 2025. Key provisions to the Company under the OBBBA include the reinstatement of immediate expensing of domestic research and experimental expenditures and accelerated phase-out and modifications to qualification for the Clean Electricity Investment and Clean Electricity Production tax credits for wind and solar facilities. The Company is currently evaluating the OBBBA and an estimate of its financial impact cannot be made at this time.
The Company currently has no open Internal Revenue Service or State income tax audits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 11 · Cash flows

Six months ended June 30	2025	2024
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Activities from continuing operations:
Interest paid to non-affiliates, net of amounts capitalized	$59	$65
Interest paid on finance lease obligations	19	14
Income taxes paid (including refundable credits)	19	17
Income taxes refunded (including refundable credits)	4	—
Activities from discontinued operations:
Interest paid to non-affiliates, net of amounts capitalized	—	68
Income taxes paid (including refundable credits)	—	1
Hawaiian Electric consolidated
Interest paid to non-affiliates, net of amounts capitalized	41	44
Interest paid on finance lease obligations	19	14
Income taxes paid (including refundable credits)	29	27
Income taxes refunded (including refundable credits)	5	—
Supplemental disclosures of noncash activities
HEI consolidated
Activities from continuing operations:
Property, plant and equipment:
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	58	26
Right-of-use assets obtained in exchange for finance lease obligations (financing)	42	108
Common stock issued (gross) for director and executive/management compensation (financing) [1]	2	2
Debt assumed by buyer - sale of a subsidiary (financing)	39	—
Activities from discontinued operations:
Loans transferred from held for investment to held for sale (investing)	—	29
Right-of-use assets obtained in exchange for operating lease obligations (investing)	—	1
Common stock issued (gross) for director and executive/management compensation (financing) [1]	—	1
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	58	25
Right-of-use assets obtained in exchange for finance lease obligations (financing)	42	107
Capital contribution from parent of a membership interest in an unconsolidated affiliate (financing)	287	—
HEI consolidated (continuing operations) and Hawaiian Electric consolidated
Estimated fair value of noncash contributions in aid of construction (investing)	5	7
Reduction of long-term debt from funds previously transferred for repayment (financing)	47	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	10	—
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
June 30, 2025
Financial assets
HEI consolidated
Money market mutual funds	$579,156	$579,156	$—	$579,156
Derivative assets	28,460	—	811	811
Hawaiian Electric consolidated
Money market mutual funds	53,481	53,481	—	53,481
Financial liabilities
HEI consolidated
Short-term borrowings, net	49,312	—	49,312	49,312
Long-term debt, net	2,007,374	—	1,677,039	1,677,039
Hawaiian Electric consolidated
Short-term borrowings, net	49,312	—	49,312	49,312
Long-term debt, net	1,731,632	—	1,428,577	1,428,577
December 31, 2024
Financial assets
HEI consolidated
Money market mutual funds	$1,162,259	$1,162,259	$—	$1,162,259
Derivative assets	29,312	—	1,629	1,629
Hawaiian Electric consolidated
Money market mutual funds	115,599	115,599	—	115,599
Financial liabilities
HEI consolidated
Short-term borrowings, net	48,623	—	48,623	48,623
Long-term debt, net	2,799,558	—	2,196,403	2,196,403
Hawaiian Electric consolidated
Short-term borrowings, net	48,623	—	48,623	48,623
Long-term debt, net	1,901,214	—	1,446,316	1,446,316

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
There were no Level 3 assets as of June 30, 2025 and December 31, 2024.
Note 13 · Subsequent event
As a result of HEI’s comprehensive review of strategic options of Pacific Current, on August 1, 2025, Pacific Current and Pacific Current, Solar and Storage Holding Company, LLC (PC Holdco), a newly created wholly owned subsidiary of Pacific Current, entered into a Membership Interest Purchase and Sale Agreement (MIPA) to sell all the membership interest in Pacific Current, Solar and Storage Operating Company, LLC (PC Opco), a newly created wholly owned subsidiary of PC Holdco which owns all of the membership interest in Mauo, LLC, Kaʻieʻie Waho Company, LLC, Upena, LLC and Alenuihaha Developments, LLC (Project Companies), to an unaffiliated third party for cash consideration to be determined under the provisions of the MIPA. The sale transaction closed on August 1, 2025 and as a result, PC Opco and its wholly owned Project Companies are no longer owned by PC Holdco. The sale transaction is not expected to have a material impact to the Company’s consolidated financial statements.
In addition, as part of the MIPA agreement but as a separate transaction, Pacific Current agreed to sell all of the membership interest in Mahipapa, LLC to the same unaffiliated third party (the Mahipapa Sale), with each of the parties’ obligations to complete the Mahipapa Sale subject to the conditions set forth in the MIPA.

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
Effective November 1, 2024, HEI and Hawaiian Electric entered into two definitive settlement agreements (collectively, the Settlement Agreements) to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires (expressly excluding securities and derivative actions) on a global basis without any admission of liability. Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes $75 million previously contributed for the One ‘Ohana Initiative (a humanitarian aid fund to provide payments outside of litigation to the beneficiaries of those who died, as well as compensation for personal injury damages). The total settlement amount is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which, $3.5 million was accrued as of June 30, 2025, based on the best estimate at that time.
The Settlement Agreements contain multiple conditions that must be met before any payment from HEI and Hawaiian Electric to the settlement funds are due. Those conditions include, among others, resolving claims of the insurers (either through agreement or a final court order stating that the insurers cannot maintain independent lawsuits against the defendants if the Settlement Agreements become final) and court approval of the Class Settlement Agreement. The Hawaii legislature passed a bill appropriating money from the state, and Governor Josh Green signed it into law on July 8, 2025, satisfying the condition related to the State’s appropriation of funds. The condition related to court approval of the Individual Settlement Agreement has also been satisfied.
The foregoing descriptions of the Settlement Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Settlement Agreements attached as exhibits to the Form 8-K that was filed with the SEC on November 5, 2024. Also, see Note 2 of the Condensed Consolidated Financial Statements for more information.
HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets as of June 30, 2025. The Settlement Agreements contain no admission of any liability by HEI or the Utilities and reflect the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities have recorded an additional $40 million in “Accounts receivable and unbilled revenues, net” and “Other accounts receivable, net” on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets, respectively, as of June 30, 2025, based on the amounts expected to be remaining under the applicable insurance policies at the time of settlement payment.
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
The Company is also named in securities class action and shareholder lawsuits related to the Maui windstorm and wildfires. The parties have engaged in mediation efforts that are ongoing. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the ultimate outcome and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
For further discussion of the impacts of inflation and other macro-economic factors impacting the Utilities, see “Recent Developments” in the Electric utility section below. See also “Economic conditions” below for further discussion of the economic impact of recent events.
RESULTS OF OPERATIONS

	Three months ended June 30		%
(in thousands)	2025	2024	change	Primary reason(s)[1]
Revenues	$746,392	$795,417	(6)	Decrease in the electric utility, partly offset by an increase in the all other segment.
Operating income (loss)	53,747	(1,661,589)	NM	Increase due to recordation of $1.71 billion of tort-related claims in the prior year period at the electric utility.
Income (loss) from continuing operations for common stock	$26,085	$(1,249,697)	NM	Higher income for the electric utility due to the recordation of tort-related claims in the prior year period.
Loss from discontinued operations	—	(45,787)	NM	Increase related to the sale of the bank segment in December 2024.
Net income (loss) for common stock	$26,085	$(1,295,484)	NM	Higher net income related to the recordation of tort-related claims for the electric utility in the prior year period and the sale of the bank segment in December 2024.

	Six months ended June 30		%
(in thousands)	2025	2024	change	Primary reason(s)[1]
Revenues	$1,490,462	$1,587,431	(6)	Decrease in the electric utility, partly offset by an increase in the all other segment.
Operating income (loss)	116,167	(1,610,702)	NM	Increase due to recordation of $1.71 billion of tort-related claims in the prior year period at the electric utility.
Income (loss) from continuing operations for common stock	$52,756	$(1,228,509)	NM	Higher income for the electric utility due to the recordation of tort-related claims in the prior year period.
Loss from discontinued operations	—	(24,853)	NM	Increase related to the sale of the bank segment in December 2024.
Net income (loss) for common stock	$52,756	$(1,253,362)	NM	Higher net income related to the recordation of tort-related claims for the electric utility in the prior year period and the sale of the bank segment in December 2024.
1    Also, see the all other segment discussion below.
NM - Not meaningful.
The Company’s effective tax rates for the first six months of 2025 and 2024 were 27% tax expense and 26% tax benefit, respectively. The Company’s effective tax rates for the second quarter of 2025 and 2024 were 34% tax expense and 26% tax benefit, respectively. The effective tax rates for the second quarter and first six months of 2025 were higher than the comparable periods in 2024 primarily due to the recapture of investment tax credits which was partially offset by the impacts of the substantial pre-tax loss in the second quarter of 2024 resulting from the Utilities’ accrual of the loss contingencies related to the wildfire tort-related claims.

Maui windstorm and wildfires related expenses, net. For the three and six months ended June 30, 2025 and 2024, the Company’s incremental expenses related to the Maui windstorm and wildfires as discussed in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

	Three months ended June 30, 2025			Six months ended June 30, 2025
(in thousands)	Electric utility	All Other segment	HEI Consolidated	Electric utility	All Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$4,304	$1,584	$5,888	$8,153	$6,585	$14,738
Outside services expense	—	11	11	—	135	135
Other expense	5,792	67	5,859	11,487	300	11,787
Interest expense	660	210	870	2,412	489	2,901
Total Maui windstorm and wildfires related expenses	10,756	1,872	12,628	22,052	7,509	29,561
Insurance recoveries[1]	3,620	(1,202)	2,418	556	(4,860)	(4,304)
Deferral treatment approved by the PUC[2]	(9,889)	—	(9,889)	(15,572)	—	(15,572)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$4,487	$670	$5,157	$7,036	$2,649	$9,685

	Three months ended June 30, 2024			Six months ended June 30, 2024
(in thousands)	Electric utility	All Other segment	HEI Consolidated[4]	Electric utility	All Other segment	HEI Consolidated[4]
Maui windstorm and wildfires related expenses:
Legal expenses	$17,613	$6,568	$24,181	$28,348	$10,777	$39,125
Outside services expense	997	399	1,396	1,781	737	2,518
Wildfire tort-related claims	1,712,000	—	1,712,000	1,712,000	—	1,712,000
Other expense[3]	5,741	1,139	6,880	14,882	1,334	16,216
Interest expense	2,524	862	3,386	6,431	1,780	8,211
Total Maui windstorm and wildfires related expenses	1,738,875	8,968	1,747,843	1,763,442	14,628	1,778,070
Insurance recoveries	(16,379)	(2,496)	(18,875)	(26,348)	(5,104)	(31,452)
Deferral treatment approved by the PUC[2]	(7,656)	—	(7,656)	(15,554)	—	(15,554)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,714,840	$6,472	$1,721,312	$1,721,540	$9,524	$1,731,064
1    Includes adjustments related to costs that are no longer probable of recovery under insurance policies. For the three and six months ended June 30, 2025, adjustments amount to $6.6 million, of which, $4.0 million was deferred to a regulatory asset and is reported in the “Deferral treatment approved by the PUC” category above.
2    Related to the PUC’s order, received on December 27, 2023, approving deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the August 2023 Maui windstorm and wildfires incurred through December 31, 2024. Pursuant to the PUC order received on February 12, 2025, deferral accounting treatment limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement incurred in 2025 was granted. Applicable amounts were deferred to a regulatory asset. See “Risk Factors” in Item 1A. for further discussion of regulatory risks. See Note 2 of the Condensed Consolidated Financial Statements.
3    Includes $3.9 million ($2.8 million by the Utilities) and $10.6 million ($9.5 million by the Utilities) pursuant to an agreement to settle indemnification claims asserted by the State of Hawaii, for the three and six months ended June 30, 2024, respectively. See Note 2 of the Condensed Consolidated Financial Statements.
4    Excludes expenses related to discontinued operations amounting to $0.5 million and $0.3 million for the three and six months ended June 30, 2024, respectively.
Note: All Other segment Maui windstorm and wildfires related expenses - legal, outside services and other are included in “Expenses-Other” and interest expense is included in “Interest expense, net” on the HEI and subsidiaries Condensed Consolidated Statements of Income. See Electric utility section below for more detail.

From August 8, 2023 through June 30, 2025, HEI and its subsidiaries have incurred approximately $2.2 billion of Maui windstorm and wildfires related expenses, including the Utilities’ estimate of the losses related to a settlement of all wildfire tort-related legal claims and cross claims and the One ‘Ohana Initiative contribution. Certain of these costs are reimbursable under excess liability insurance, professional liability and directors and officers liability insurance policies. As of June 30, 2025, HEI and its subsidiaries have approximately $11 million, nil and $120 million of insurance coverage remaining under the excess liability, professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable as of the quarter end.
With the Company accruing its losses related to a settlement of all wildfire tort-related legal claims and cross claims as of June 30, 2025, the Company expects the Electric utility and HEI to use the remaining $11 million of insurance coverage under its excess liability policy primarily for legal expenditures, in excess of amounts deferred, in connection with the Maui windstorm and wildfires.
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
In the second quarter, the average daily passenger count was 2.4% higher than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, including Japanese travelers, remaining at lower levels. In the second quarter, international visitor arrivals (excluding Japan) remained 22.1% below 2019 levels. Due to the weak yen, Japanese visitors are 41.4% below 2019 levels.
Hawaii’s seasonally adjusted unemployment rate in June 2025 was 2.8%, slightly lower than the June 2024 rate of 2.9%. The national unemployment rate in June 2025 was 4.1%, the same as June 2024. According to a recent forecast by UHERO, issued on May 9, 2025, jobs in the state will increase by 0.8% in 2025 before decreasing by 0.8% in 2026.
Hawaii real estate activity through June 2025, as indicated by Oahu’s home resale market, resulted in a 0.5% decrease in the median sales price for condominiums and an increase of 6.0% for single-family homes compared to the same period in 2024. The median single-family home price was $1,125,000 in June, slightly lower than the all-time high of $1,185,000, set earlier this year in February. The number of closed sales through June 2025 saw a 6.0% decrease for condominiums and a 2.1% decrease for single-family residential homes compared to the same period in 2024.
Hawaii’s petroleum product prices relate to the crude oil in international markets. The price of crude oil has decreased 19.7% over the same quarter in the prior year.
At its June 18, 2025 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range at 4.25% - 4.5%. The FOMC noted continued uncertainty around the economic outlook, and their attention to risks on both sides of its dual mandate of achieving maximum employment and 2 percent inflation over the longer run. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities, agency debt, and agency mortgage-backed securities.
UHERO forecasts full year 2025 real GDP growth of 1.1%, a decrease in total visitor arrivals of 2.2%, an increase in real personal income of 0.9%, and an unemployment rate of 3.1% for the state. According to UHERO, Hawaii’s economic outlook has taken a turn for the worse due to federal policies and actions resulting in limited Hawaii GDP growth in 2025 and a mild recession in 2026. Recovery is expected to be slow, and UHERO notes that risk remains exceptionally large.
See also “Recent Developments” in the “Electric utility” section below for further discussion of the economic impact of recent events.

All Other segment. The “All Other” business segment net loss includes results of the stand-alone corporate operations of HEI, ASB Hawaii, GLST1 and Pacific Current.

	Three months ended June 30
(in thousands)	2025	2024	Change	Primary reason(s)
Revenues	$3,910	$3,086	$824	The revenues for the second quarter of 2025 were higher than the comparable period in 2024 primarily due to higher sales at Pacific Current[1] subsidiaries.
Operating loss	(10,797)	(17,149)	6,352
The second quarters of 2025 and 2024 include $2.1 million and $4.0 million of operating loss, respectively, from Pacific Current primarily due to Hamakua Energy’s and Mahipapa’s facilities being shut down for repairs in the prior year period resulting in lower revenues and higher expenses in the prior year period. Corporate expenses for the second quarter of 2025 were $4.7 million lower than the same period in 2024, primarily due to lower wildfire legal and other expenses.

Net loss	(13,065)	(20,303)	7,238	Lower interest expense (due to $384 million paydown in April), higher interest income and the same factors cited for the change in operating loss above. Also see effective tax rate explanations above.

	Six months ended June 30
(in thousands)	2025	2024	Change	Primary reason(s)
Revenues	$9,614	$6,522	$3,092	The revenues for the first six months of 2025 were higher than the comparable period in 2024 primarily due to higher sales at Pacific Current[1] subsidiaries.
Operating loss	(24,314)	(29,617)	5,303
The first six months of 2025 and 2024 include $7.3 million and $9.5 million of operating loss, respectively, from Pacific Current[1] primarily due to Hamakua Energy’s and Mahipapa’s facilities being shut down for repairs in the prior year period resulting in lower revenues and higher expenses in the prior year period. Corporate expenses for the first six months of 2025 were $3.4 million lower than the same period in 2024, primarily due to lower wildfire legal and other expenses.

Net loss	(34,210)	(38,336)	4,126
Higher interest income, lower interest expense (due to $384 million paydown in April) and the same factors cited for the change in operating loss above, partly offset by loss on sale of Hamakua Holdings on March 10, 2025. Also see effective tax rate explanations above.

1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) up until the close of its sale on March 10, 2025, are eliminated in consolidation.
The “all other” business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions), GLST1 and the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects. Significant investments of Pacific Current made through its subsidiaries include: Pacific Current’s indirect subsidiary up until the close of its sale on March 10, 2025, Hamakua Energy, which owned a 60-MW combined cycle power plant on Hawaii Island that provides electricity to Hawaii Electric Light; Mauo, which owns solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Mahipapa, which owns a 7.5-MW nameplate biomass facility on Kauai, Alenuihaha Developments, LLC, which owns a collection of renewable energy assets on Oahu and Kauai, and Ka‘ie‘ie Waho Company, LLC, which owns a 6-MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative; as well as eliminations of intercompany transactions.
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
As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, on February 7, 2025, Pacific Current entered into a Securities Purchase Agreement to sell all the membership interests in Hamakua Holdings, a then wholly owned subsidiary of Pacific Current and parent company of Hamakua Energy, to an unaffiliated third party. The sale transaction closed on March 10, 2025. As a result of the sale transaction, the Company recorded an after-tax loss on the sale amounting to $9.8 million as of March 31, 2025. The sale of Hamakua Holdings and its subsidiary, Hamakua Energy, does not preclude Pacific Current from seeking recovery of its losses related to the aforementioned damages to its plant facilities from the fuel supplier.
In March 2024, a fire destroyed the cooling tower at the Mahipapa facility on Kauai. The fire was ignited from a vendor’s welding activities being performed on the cooling tower during its scheduled maintenance. As a result, the plant was shut down while repairs were being performed. Mahipapa completed repairs to its facility and commenced operations in early December 2024 and returned to full capacity in the first quarter of 2025. In the first quarter of 2025, Mahipapa received insurance proceeds of $1.4 million under its business interruption policy. In addition to working with its insurance company, Mahipapa is currently working with its legal counsel on seeking reimbursement of its losses related to damages sustained to its plant facilities.
As part of HEI’s comprehensive review of strategic options for Pacific Current, in June 2025, the Company determined the net assets of the remaining Pacific Current operating subsidiaries (Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC, Upena, LLC and Mahipapa, LLC) met the criteria for classification as held for sale. On August 1, 2025, Pacific Current, through an indirect subsidiary, sold all of the membership interests in Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC and Upena, LLC. See Note 13 of the Condensed Consolidated Financial Statements for more information.
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
The Company’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of its businesses remain strong, the Company took prudent and measured actions to reinforce its commitment to serving the community for the long term. Subsequent to the Maui windstorm and wildfires, in August 2023, HEI and Hawaiian Electric fully drew down $175 million and $200 million, respectively, on their existing revolving credit facilities. As of June 30, 2025, HEI and Hawaiian Electric revolving credit facilities’ balance were $51 million and $43 million, respectively. The Company has taken additional prudent measures to strengthen its financial position while continuing to provide reliable service to its customers and reinforcing HEI’s commitment to serving the community for the long term such as entering into an asset-based credit facility that allows the Utilities to borrow up to $250 million and filing with the SEC an at-the-market offering program under which HEI may offer and sell up to $250 million of its common stock. Additional proactive measures included suspending the quarterly cash dividend on HEI’s common stock after payment of the second quarter dividend in September 2023 and reducing or eliminating discretionary costs.
As of June 30, 2025, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax), related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on the Company’s and Utilities’ Condensed Consolidated Balance Sheets. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock in a registered offering, raising net proceeds of approximately $557.7 million and subsequently transferred the first payment into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds.

The following table provides the components of available liquidity as of June 30, 2025. See “Liquidity and capital resources” in Hawaiian Electric’s MD&A below for components of its available liquidity under existing credit facilities as of June 30, 2025.

	As of June 30, 2025
(in millions)	Capacity	Outstanding	Undrawn
Electric Utility
Total credit, excluding standing commitment letter with HEI[1]	$475	$93	$382
Total available credit - Electric Utility[2]			$382

All Other
Unsecured revolving line of credit	$175	$51	$124
At-the-market program	250	—	250
Total credit and other liquidity - All Other	425	51	374
Restricted credit			—
Total available credit - All Other			$374

Consolidated cash and cash equivalents			154
Total available liquidity from cash and under existing credit and equity program			$910
1     Pursuant to an HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy which provides Hawaiian Electric a borrowing commitment of $75 million. Hawaiian Electric currently has no borrowings under this policy. See Note 5 of the Condensed Consolidated Financial Statements for a description of the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy.
2    Additionally, as of June 30, 2025 the Electric Utilities had no commercial paper outstanding, and Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $69.2 million, respectively, which intercompany borrowings are eliminated in consolidation.
As of June 30, 2025, HEI consolidated had $2.1 billion of long-term debt and short-term debt, of which $194 million is due or expected to be repaid within 12 months and $287 million is due within 24 months. On April 9, 2025, pursuant to a March 5, 2025 offer tendered to, and accepted by, each holder of its existing note purchase agreements, HEI repaid a ratable portion of each note using the net cash proceeds from the recent sale of ASB amounting to $384 million. Additionally, HEI repaid $70 million of its unsecured revolving line of credit in the second quarter of 2025.
Management believes with the Company’s cash and cash equivalents amount of $154 million and GLST1’s restricted cash amount of $479 million, both as of June 30, 2025, the available capacity on Hawaiian Electric’s ABL Facility and HEI’s and Hawaiian Electric’s unsecured lines of credit, additional liquidity under HEI’s registered at-the-market offering program as well as expenditure reduction efforts, the Company has adequate cash to meet its financial obligations and sustain operations in the short term, including available sufficient liquidity to fund the first installment of the settlement of wildfire tort claims expected to be made in early 2026 and its other cash obligations for the next 12 months following the issuance of its June 30, 2025 financial statements.
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
For the Utilities, while fuel prices have moderated from their highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and higher customer accounts receivable balances as fuel is consumed and billed to customers. Arrears balances have declined to near pre-pandemic levels as the Utilities continue returning to pre-pandemic collection policies, except on Maui, where the moratorium on disconnections remains in place. While the Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, the Maui windstorm and wildfires have and will continue to lead to higher bad debt expense. As of June 30, 2025, approximately $12.1 million of the Utilities’ accounts receivables were over 30 days past due, which is a decrease of approximately 34% since December 2024. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below).
If further liquidity is deemed necessary in the short term, Hawaiian Electric could also reduce the pace of capital spending related to non-essential projects, manage O&M expenses, seek borrowings on a secured basis, and explore asset sales.
Credit ratings. On May 28, 2025, June 4, 2025 and June 27, 2025, Moody’s, Fitch and S&P, respectively, upgraded HEI’s credit ratings as follows:

	Fitch		Moody’s		S&P
	From[1]	To	From[1]	To	From[1]	To
Long-term issuer default, long-term and issuer credit, respectively	B	B+	B1	Ba3	B-	B+
Short-term issuer default, commercial paper and commercial paper, respectively	B	B	NP	NP	B	B
Outlook	Stable	Positive	Stable	Positive	Negative	Watch Positive
1 As of December 31, 2024. In March 2025, S&P revised HEI’s outlook to “Positive” from “Negative” and affirmed the “B-” issuer credit rating.
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
The consolidated capital structure of HEI was as follows:

(dollars in millions)	June 30, 2025		December 31, 2024
Short-term borrowings, net	$49	1%	$49	1%
Long-term debt, net	2,007	56	2,800	64
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,534	42	1,479	34
	$3,624	100%	$4,362	100%
Prior to the Maui windstorm and wildfires, HEI utilized short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of June 30, 2025. Historically, HEI also periodically utilized unsecured long-term debt to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes. The downgrades of HEI’s and Hawaiian Electric’s credit ratings have negatively impacted each of HEI’s and Hawaiian Electric’s ability to access capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms. As of June 30, 2025, HEI and Hawaiian Electric had no commercial paper outstanding.
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

There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan or the Hawaiian Electric Industries Retirement Savings Plan in the six months ended June 30, 2025 and 2024.
For the first six months of 2025, net cash provided by operating activities of HEI consolidated was $184 million. Net cash used in investing activities for the same period was $152 million, primarily due to capital expenditures. Net cash used in financing activities for the same period was $638 million, primarily due to repayment of long-term debt.
Dividends.  The payout ratios for the first six months of 2025 and full year 2024 were nil. Each quarter, the HEI Board of Directors evaluates whether to declare a dividend and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, liquidity, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives. In August 2023, in consideration of the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter 2023 dividend, and has not declared a cash dividend since that time. This action was intended to allow the Company to provide additional liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utilities. In May 2025, after a temporary suspension of Hawaiian Electric’s quarterly cash dividend to HEI that began with the second quarter 2024 dividend, the Hawaiian Electric Board of Directors approved a $10 million quarterly dividend for each of the first and second quarters of 2025. This decision was made after considering several factors, including the continued progress of the Maui windstorm and wildfire settlement, the Utilities’ results of operations and the Utilities’ liquidity position.
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
Electric utility
Recent developments. See also “Recent developments” in HEI’s MD&A and Note 2 of the Condensed Consolidated Financial Statements, which includes disclosures relating to Maui windstorm and wildfires.
For the second quarter of 2025, the Utilities generated net income of approximately $39.2 million compared to a net loss of $1.2 billion for the same quarter of 2024. See “Results of operations” below for variance explanations.
In the second quarter of 2025, kWh sales volume increased 3.1% compared to the same period in 2024. The increase reflects warmer, more humid weather as well as the continuing economic recovery since the Maui windstorm and wildfires and increased pumping loads as Maui energy consumption increased 7.7% in the second quarter of 2025 compared to the same period in 2024.
The price of crude oil has decreased 19.7% over the same quarter in the prior year. The Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum penalty/reward exposure annually).
In June 2025, the Consumer Price Index (CPI) increased 2.7% over the last 12 months. In Hawaii, the May 2025 Urban Hawaii (Honolulu) CPI increased 2.7% over the last 12 months. Under the PBR framework, inflation risk for the Utilities is partially mitigated by an Annual Revenue Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA includes an adjustment for the annual change in inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the RAM Revenue adjustments in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA. The inflation factor percentage is the consensus projection of annual percentage change in GDPPI for the following calendar year published by Blue Chip Economic Indicators each

October. For the 2024 calendar year, the forecasted 2024 GDPPI was 2.18% (net of the 0.22% customer dividend), measured in October 2023, and became effective in rates on January 1, 2024. For the 2025 calendar year, the forecasted 2025 GDPPI was 1.98% (net of the 0.22% customer dividend), measured in October 2024, and became effective in rates on January 1, 2025.
•The non-compounded portion of the ARA includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC for the years 2021 through 2025.
Customer accounts receivable decreased in 2025 by $13 million, or 7%, with the number of accounts past due greater than 30 days decreasing by 4% since December 31, 2024. The decrease in accounts receivables was primarily driven by receipt of government arrears balance and higher cash receipts associated with increased disconnection efforts. Further, arrears balances have declined to near pre-pandemic levels as the Utilities continue returning to pre-pandemic collection policies, except on Maui, where the moratorium on disconnections remain in place. See “Financial Condition—Liquidity and capital resources” below for additional information.
Regulatory and legislative developments.
Legislation. On June 6, 2025, Governor Josh Green signed Senate Bill 1501, now known as Act 191, which allows the State to “step-in” for the Utilities in the case of utility financial distress, ensuring project owners receive payment, addressing concerns of some independent power producers’ ability to procure low-cost financing for new renewable energy and storage projects due to the Utilities’ credit rating. On July 1, 2025, the Governor signed into law Senate Bill 897, now known as Act 258, which directs the PUC to study the viability of a wildfire relief fund, establish an aggregate liability cap on economic damages from future wildfires and authorizes securitization to finance wildfire safety and resilience infrastructure improvements. On July 8, 2025, the Governor signed House Bill 1001, now known as Act 301, which appropriates funds to address the State of Hawaii’s settlement of claims related to the Maui wildfire and windstorm tort litigation settlement. The three new laws could help support the Utilities’ financial stability to move forward and Act 191 supports the Utilities’ ability to procure energy in order to provide customers and communities with safe, reliable and affordable clean energy.
On July 2, 2025, the Governor signed Senate Bill 589, now known as Act 266, which, among other things, authorizes wheeling of renewable energy and requires the PUC to establish policies and procedures to implement wheeling and microgrid service tariffs. Act 266 also requires the PUC to establish an installation goal for new customer-sited distributed energy resources and establish tariffs to achieve the installation goal and for grid service programs, microgrids, and community-based renewable energy. The Utilities are currently assessing the potential impact related to wheeling as the PUC works to establish the provisions and terms for the implementation of wheeling in compliance with Act 266.
Trade policies. Impacts to the Utilities from trade policies imposed by the U.S. or its trading partners are uncertain at this time. The Utilities estimated that in 2024, more than 90% of the Utilities. capital goods were domestically sourced. However, the Utilities and their independent power producers procure capital goods that flow through global supply chains and may include raw materials, sub-components, or components sourced or assembled outside the U.S. Utility capital costs and the cost of power procured from independent power producers may increase due to new trade policies and changes in trade policy from the U.S. and its trading partners, based on the amount of foreign content of capital goods. It is also possible that trade policies could impact commodities and raw materials costs, leading to inflation of utility capital costs indirectly through the broader supply chain. Utility-scale battery projects planned by both Hawaiian Electric and independent power producers may see significant cost increases or supply chain challenges, as the majority of battery components are currently manufactured in, or have significant supply chain exposure to, the People’s Republic of China. The Utilities are still assessing the potential impact of the trade policies.
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
In 2025, President Trump issued multiple Executive Orders that impact both IIJA and Inflation Reduction Act funding. These Executive Orders could potentially lead to project delays and economic uncertainty. The Utilities are still evaluating the potential impact and continue to monitor for impacts of any new Executive Orders and changes that are passed down through the federal contracting officer for the Resilience Program. As of June 30, 2025, the Utilities’ reimbursement requests have been granted.

System reliability. Since the August 2023 Maui windstorm and wildfires, the Utilities have developed a set of Interim Wildfire Safety Measures to mitigate the risk of wildfires in areas identified as having higher risk of wildfire in all service territories (Oahu, Maui County, and Hawaii Island). These interim measures represent actions the Utilities have performed in 2024. On January 10, 2025, the Utilities began work on and filed their 2025-2027 Wildfire Safety Strategy, which outlines their plans to reduce wildfire risk throughout their service territories over the next three years. In the near term, it is anticipated that these measures will result in disruptions to service and negatively impact Transmission and Distribution System Average Interruption Duration Index and System Average Interruption Frequency Index. While the Utilities work to refine these measures over time to mitigate customer impacts, the Utilities are currently focused on taking immediate steps to keep island communities safe during extreme weather events. For a discussion regarding the launch of the Public Safety Power Shutoff program, see discussion below under “Wildfire Safety Measures.”
Hawaii Island has two generators out of service for extended maintenance. While these units are unavailable for maintenance, during certain periods there may be reductions in generation reserve margins and failure of other generators, which could risk generation shortfalls.
For a discussion regarding the impact of the Maui windstorm and wildfires on the Utilities’ liquidity and capital resources, see discussion below under “Financial Condition–Liquidity and capital resources.”

RESULTS OF OPERATIONS

Three months ended June 30		Increase
2025	2024	(decrease)		(dollars in millions, except per barrel amounts)
$742	$792	$(50)		Revenues. Net decrease largely due to:
			$(48)	lower fuel oil prices and lower kWh generated[1]
			(7)	lower purchased power energy prices, partially offset by higher kWh purchased and higher PPAC revenues[2]
			(1)	lower Major Project Interim Recovery (MPIR) revenue
			1	higher demand side management revenue
			6	higher revenue from ARA
211	259	(48)
Fuel oil expense[1]. Net decrease largely due to lower fuel oil prices, better heat rate performance due to the impact of battery storage round trip efficiency loss in second quarter of 2024, and lower kWh generated

175	181	(6)		Purchased power expense[1,2]. Net decrease largely due to lower purchased power energy prices, offset in part by higher kWh purchased, along with the addition of Stage 1 and Stage 2 renewable projects
158	148	10		Operation and maintenance expenses. Net increase largely due to:
			7	higher wildfire mitigation program related to vegetation management and inspections
			4	higher Maui windstorm legal and consulting costs
			2	higher property and general liability insurance costs
			2	more generation maintenance work performed
			1	higher IT consulting and system maintenance expenses
			1	higher Demand Response cost
			(3)	the settlement of indemnification claims asserted by the State of Hawaii in 2024[3]
			(5)	lower transmission and distribution maintenance expense
—	1,712	(1,712)
Wildfire tort-related claims. Decrease due to the accrual of estimated wildfire liability related to the settlement of the Maui windstorm and wildfire tort-related legal claims and cross claims in 2024

134	137	(3)
Other expenses. Decrease due to lower revenue taxes, partially offset by higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

65	(1,644)	1,709		Operating income (loss). Increase largely due to wildfire tort-related claims in 2024, higher ARA revenues, better heat rate performance, offset in part by higher operation and maintenance expenses
50	(1,659)	1,709
Income (loss) before income taxes. Increase largely due to higher operating income and higher allowance for funds used during construction related to increased capital expenditures, offset in part by lower interest income earned and higher interest expense

39	(1,229)	1,268		Net income (loss) for common stock. Increase due to higher income before income taxes. See below for effective tax rate explanation
2,032	1,971	61		Kilowatthour sales (millions)[4]
$100.40	$120.12	$(19.72)		Average fuel oil cost per barrel

Six months ended June 30		Increase
2025	2024	(decrease)		(dollars in millions, except per barrel amounts)
$1,481	$1,581	$(100)		Revenues. Net decrease largely due to:
			$(93)	lower fuel oil prices partially offset by higher kWh generated[1]
			(21)	lower purchased power energy prices, partially offset by higher kWh purchased and higher PPAC revenues[2]
			1	higher pilot process recovery
			2	higher demand side management revenue
			11	higher revenue from ARA
449	543	(94)
Fuel oil expense[1]. Net decrease largely due to lower fuel oil prices and better heat rate performance due to the impact of battery storage round trip efficiency loss and the loss of more efficient generator units on Oahu and Hawaii Island in the first half of 2024, offset in part by higher kWh generated

322	341	(19)
Purchased power expense[1,2]. Net decrease largely due to lower purchased power energy prices, along with the settlement of liquidated damages with Hamakua Energy, offset in part by higher kWh purchased and continued addition of Stage 1 and Stage 2 renewable projects

301	291	10		Operation and maintenance expenses. Net increase largely due to:
			11	higher wildfire mitigation program related to vegetation management and inspections
			5	higher property and general liability insurance costs
			5	higher Maui windstorm and wildfires legal and consulting costs
			2	higher Demand Response cost
			(2)	lower bad debt expense
			(10)	the settlement of indemnification claims asserted by the State of Hawaii in 2024[3]
—	1,712	(1,712)
Wildfire tort-related claims. Decrease due to the accrual of estimated wildfire liability related to the settlement of the Maui windstorm and wildfire tort-related legal claims and cross claims in 2024

268	274	(6)
Other expenses. Decrease due to lower revenue taxes, partially offset by higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

140	(1,581)	1,721		Operating income (loss). Increase largely due to wildfire tort-related claims in 2024, higher ARA revenues, better heat rate performance, offset in part by higher operation and maintenance expenses
112	(1,608)	1,720
Income (loss) before income taxes. Increase largely due to higher operating income, higher allowance for funds used during construction related to increased capital expenditures, and higher interest income earned, offset in part by higher interest expense

87	(1,190)	1,277		Net income (loss) for common stock. Increase due to higher income before income taxes. See below for effective tax explanation
3,997	3,877	120		Kilowatt-hour sales (millions)
$102.56	$121.01	$(18.45)		Average fuel oil cost per barrel
473,293	470,532	2,761		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain energy cost recovery clauses (ECRCs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain Purchased Power Adjustment Clauses (PPACs) through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3Pursuant to an agreement to settle indemnification claims with the State of Hawaii. See Note 2 of the Condensed Consolidated Financial Statements.
4 kWh sales were higher compared to the same quarter in prior year. The increase in sales can be attributed to warmer, more humid weather on Oahu and the recovery from the Maui windstorm and wildfires.
The Utilities’ effective tax rates for the first six months of 2025 and 2024 were 21% tax expense and 26% tax benefit, respectively. The Utilities’ effective tax rates for the second quarter of 2025 and 2024 were 21% tax expense and 26% tax benefit, respectively. The effective tax rates for the second quarter and first six months of 2025 were lower than the comparable periods in 2024 primarily due to the substantial pre-tax loss in the second quarter of 2024 resulting from the accrual of the loss contingencies related to the wildfire tort-related claims and because the impact of permanent items had a smaller impact on the effective rates in prior year comparable periods.
Hawaiian Electric’s consolidated return on average common equity (ROACE) was 3.7% and not meaningful for the twelve months ended June 30, 2025 and June 30, 2024, respectively.
For more information of the Utilities’ incremental expenses related to the Maui windstorm and wildfires for the three and six months ended June 30, 2025 and 2024, see “Results of operations—Maui windstorm and wildfires related expenses” in HEI’s MD&A.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2025 amounted to $5.7 billion, of which approximately 19% related to generation PPE, 65% related to transmission and distribution PPE, and 16% related to other PPE. Approximately 5% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission by 2046.
See “Economic conditions” in the “HEI Consolidated” section above.
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, to approximately 95% of the State’s population, and operate five separate grids. The Utilities’ mission is to empower their communities and customers with safe, reliable, resilient, affordable, and clean energy. The goal is to create a safe, modern, resilient, flexible, and dynamic electric grid that protects Hawaii from impacts of climate change, position the Utilities to achieve the expectations of their customers and communities and earn their trust, and achieve Hawaii’s decarbonization goals that are aligned with the statutory goal of 100% renewable portfolio standard and net-negative carbon emissions by 2045.
Performance-based regulations. On December 23, 2020, the PUC issued a decision and order (PBR D&O) approving a new performance-based regulation framework (PBR Framework). See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements.
Wildfire Safety Measures. The Utilities first began developing a Wildfire Safety Strategy in 2019 and continue to adapt the plan to address the elevated risks in Hawaii. Since the Maui windstorm and wildfires, the Utilities developed a set of Interim Wildfire Safety Measures designed to reduce the risk of wildfires associated with utility infrastructure in service territory areas identified as posing a higher wildfire risk. These interim measures represent actions the Utilities had either already started, or were to start in 2024, while simultaneously working to develop a more comprehensive strategy. These actions included wildfire risk analysis, operation procedures and grid design changes, enhanced inspection and vegetation management plans, and system hardening. In January 2025, the Utilities developed and filed with the Hawaii PUC a 2025-2027 Wildfire Safety Strategy, which identifies risk mitigation strategies to perform over the next three years across their service territories. The strategies and actions include additional operational changes, grid hardening work, enhanced inspections and vegetation management, and risk modeling to inform and prioritize hardening work and operational actions. On May 30, 2025, the Utilities submitted an application to the PUC for Exceptional Project Recovery Mechanism (EPRM) cost recovery estimated at $350 million, net of costs funded through other existing programs.
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
In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. Since that time, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies have slowed the pace of progress toward reducing greenhouse gas emissions. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below. The 2025 budget reconciliation bill signed into law by President Trump on July 4, 2025, limits the ability of recently selected and new wind and solar projects to qualify for federal tax credits. Any loss in renewable energy tax credits will likely result in higher prices for new renewable projects, which rely on such incentives to provide clean, affordable energy. Further, new tariffs imposed on equipment and materials used in the construction of renewable facilities will have an impact on pricing of new renewable projects. As a result of these challenges and the downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s RPS goals.
Hawaiian Electric has also committed to achieving net zero carbon emissions from power generation by 2045 or sooner. While the timing of the Utilities’ carbon reduction goals will be impacted by federal policies, key elements of the 2030 plan have already been completed or remain on track to be completed by 2030, including the closure of AES Hawaii, Inc., the State’s last coal-fired IPP plant, that occurred in September 2022, increasing rooftop solar by more than 50% over 2021 levels, retiring six fossil fuel generating units, increasing grid-scale and customer-owned storage, expanding geothermal resources, and creating customer incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night. The retirement of fossil-fueled generating units is consistent with state policy and supported by Hawaii State law.
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
The Hawaii State Energy Office’s Alternative Fuel, Repowering and Energy Transition Study expresses concern about the speed of the transition to renewable energy and cites to the continued reliance on imported oil as a driver of high bills and intense carbon emissions. The report makes a case for the use of liquefied natural gas on Oahu to replace low sulfur fuel oil during the transition to 100% renewable energy, and names several entities as potential investors that could help speed the transition. The Utilities are currently evaluating how their existing plans fit within these policies. Importantly, all three documents recognize that to achieve the State’s ambitious goals is a collective effort that will require government agencies, electric utilities, and private stakeholders to work together, acknowledging that each of these groups has an important role to play. The 2024 PUC Inclinations for example state: “Energy utilities, government agencies and private stakeholders must embrace an ethos of collective responsibility to confront and effectively mitigate the vulnerabilities revealed by Lahaina’s heartbreaking tragedy, the COVID pandemic, ongoing global unrest, cybersecurity threats and the overarching climate crisis.” The PUC later states: “The Commission does not expect energy utilities to accelerate their transformation without regulatory assistance and third-party resources.” All three documents also recognize the progress made to date towards the State’s renewable energy goals. The Utilities remain committed to working with all stakeholders to reach Hawaii’s ambitious renewable energy goals.
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
The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s decarbonized future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally trended lower over time as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms under the PBR framework reduce some of the regulatory lag during the multi-year rate plan, such as the annual revenue adjustment to provide annual changes in utility revenues, including inflationary adjustments, and the EPRM, which allows the Utilities to recover and earn on certain approved eligible projects placed into service. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements.
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
Demand response programs. Pursuant to PUC orders, the Utilities are developing an integrated Demand Response Portfolio Plan that will enhance system operations and reduce costs to customers. The reduction in cost for the customer will take the form of either rates or incentive-based programs that will compensate customers for their participation individually, or by way of engagements with turnkey service providers that contract with the Utilities to aggregate and deliver various grid services on behalf of participating customers and their distributed assets.
On June 8, 2021, the PUC approved the Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. As of June 30, 2025, the Utilities have received and approved applications totaling 47.95 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge. As of June 30, 2025, the Utilities have received and approved applications totaling 10.55 MW on Maui.
Grid modernization. The overall goal of the Grid Modernization Strategy (GMS) is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater resiliency, reliability, distributed energy resources and renewable energy integration.
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
The Utilities filed their initial application with the PUC on September 30, 2019 for an Advanced Distribution Management System as part of Phase 2 of their GMS implementation. However, as the Utilities were unsuccessful in securing IIJA federal funding in 2024, the Utilities are currently re-scoping GMS Phase 2 and plan to file another updated and supplemented PUC application for updated project costs in the third quarter of 2025.
Community-based renewable energy. In December 2017, the PUC adopted a community-based renewable energy (CBRE) program framework which allows customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program has two phases.
The first phase includes five projects currently in operation (3,270 kW on Oahu, 28.32 kW on Maui, 750 kW on Hawaii and 250 kW on Molokai).
In 2021 and 2022, the Utilities opened their Tranche 1 RFPs and low-to-moderate income RFPs for Oahu, Maui and Hawaii Island, as well as RFPs for Molokai and Lanai. This second phase includes 12.5 MW of dedicated-Low-to-Moderate Income projects, which are expected to become operational in 2026.
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
On Molokai, two contracts for solar plus storage facilities with a total capacity of 2.45-MW of photovoltaic (PV) paired with 11.1-MWh of battery energy storage were executed and approved by the PUC on January 8, 2024.
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
Microgrid services tariff proceeding. In enacting Act 200 of 2018, the Hawaii legislature found that Hawaii’s residents and businesses were vulnerable to disruptions in the islands’ energy systems caused by extreme weather events or other disasters and stated its belief that the use of microgrids would build energy resiliency into Hawaii’s communities, thereby increasing public safety and security. The purpose of Act 200 was therefore to encourage and facilitate the development and use of microgrids through the establishment of a standard microgrid services tariff. In July 2018, pursuant to Act 200, the PUC opened a proceeding to investigate the establishment of a microgrid services tariff. For Phase 1, the PUC approved the Microgrid Service Tariff developed by the Utilities, which created a regulatory pathway to microgrid development in Hawaii.
For Phase 2, the PUC established its Prioritized Issues for Resolution of the Microgrid proceeding, which includes the following: 1) Microgrid Compensation and Grid Services; 2) Utility Compensation; 3) Customer Protection and Related Considerations; 4) Interconnection; and 5) working group coordination with related microgrid and resilience Initiatives at Hawaiian Electric and government agencies.
Additionally, the PUC provided further guidance to the working group to prioritize discussion of the microgrid types in the following order: 1) Hybrid Microgrid - Third Party Developer using Utility lines/infrastructure; 2) Hybrid Microgrid - Utility Project with Partners; and 3) Customer Microgrid. Additionally, the PUC instructed the working group to discuss microgrid compensation and continue the involvement of microgrid developers in working group meetings.
On June 12, 2025, the PUC issued an order closing the docket as the PUC believes that the primary objectives of Act 200 have been accomplished. However, the PUC also believes that further modifications to the Microgrid Services Tariff should be explored, such exploration should be within the context of the State’s current resilience needs. To further these objectives, the PUC intends to establish an informal working group. On July 2, 2025, Governor Josh Green signed Senate Bill 589, now known as Act 266, which, among other things, authorizes wheeling of renewable energy (100 kW - 2 MW) and requires the PUC to establish policies related to distributed energy resources, retail wheeling, and microgrid service tariffs.
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
On May 15, 2025, the PUC issued an order, suspending the procedural schedule for the docket in consideration of Senate Bill 589, and set a status conference for June 24, 2025. By suspending the procedural schedule and convening a status conference, the PUC sought to facilitate a comprehensive review of Senate Bill 589 and its implications for electricity wheeling in Hawaii. The Utilities are currently awaiting further direction from the PUC as mandated by Act 266. For more information on Act 266, see discussion in “Regulatory and legislative development” above.
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
On August 31, 2023, the PUC issued an order temporarily suspending the Earnings Sharing Mechanism (ESM) until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. In accordance with the order, the earnings sharing adjustment for 2024 is zero. As of June 30, 2025, ESM remains suspended.
Actual and PUC-allowed returns, as of June 30, 2025, were as follows:

%	Rate-making Return on rate base*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2025	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.68	5.92	4.29	5.38	3.53	(1.96)	9.83	6.92	3.74
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	0.31	(1.60)	(3.14)	(4.12)	(5.97)	(11.46)	0.33	(2.58)	(5.76)
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
If the Utilities were to exclude the impact of the Settlement Agreements, the book ROACE as of June 30, 2025 would be 8.61%, 5.68% and 2.80% for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, resulting in 7.22% on a consolidated basis.
The gap between PUC-allowed ROACEs and the ROACEs achieved is generally due to the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), and depreciation, other operation and maintenance (O&M) expense and return on rate base that are in excess of what is currently being recovered through rates (the last rate case plus authorized RAM adjustments and ARA revenues).
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
Developments in renewable energy efforts.  The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage projects to help reach the Utilities’ renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the Stage 1 and Stage 2 projects have experienced delays as a result of supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customs and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. These impacts have resulted in five Stage 2 projects declared null and void by the independent power producers and one Stage 1 project and one Stage 2 project mutually terminating their power purchase agreements (PPAs) with the Utilities. The Utilities negotiated amendments with several project developers regarding requests to increase previously approved prices and extend guaranteed commercial operations dates for those projects in order to ensure their viability given the impact of these recent market conditions. All of these amendments were approved. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units. Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 4 of the Condensed Consolidated Financial Statements and the following:
New renewable PPAs.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. The Utilities filed seven requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all seven amendments. Hale Kuawehi Solar on Hawaii Island reached commercial operations on March 25, 2025, and Hoohana Solar on Oahu reached commercial operations on July 11, 2025. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. All seven Stage 1 projects have now reached commercial operations.
A summary of the seven PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Commercial operation dates	Contract term (years)	Total projected annual lump sum payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 1/11/23, 3/28/24 & 7/11/25	20 & 25	$34.0
Hawaii Electric Light	2	60	60/240	4/21/23 & 3/25/25	25	19.2
Maui Electric	1	60	60/240	5/31/24	25	13.2
Total	7	259.5	259.5/1038			$66.4
The Utilities have received PUC approvals to recover the total projected annual payment of $66.4 million for the seven PPAs through the PPAC to the extent such costs are not included in base rates.

•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Of the 11 PPAs filed by the Utilities, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. The Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC approved all three amendments. To date, two projects reached commercial operations. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. Additionally, two Grid Services Purchase Agreements and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. The two Grid Services Purchase Agreements were approved by the PUC in December 2020. One of the aggregators has had financial difficulties and therefore, Hawaiian Electric terminated the Grid Services Purchase Agreement contract on January 29, 2025. On February 7, 2025, Hawaiian Electric requested for approval for an interim solution for the roughly 1,200 stranded customers to the PUC. Hawaiian Electric will proceed with implementing the alternative solution, pending PUC approval.
A summary of the remaining four approved Stage 2 PPAs, is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual lump sum payment (in millions)
Hawaiian Electric	3	79	79	/	443	5/17/24*, 6/7/24 & 9/1/24*	20 & 25	$31.4
Hawaiian Electric	1	N/A	185	/	565	12/19/23	20	24.0
Total	4	79	264	/	1,008			$55.4
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
Tariffed renewable resources.
•As of June 30, 2025, there were approximately 696 MW, 153 MW and 161 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of June 30, 2025, an estimated 44% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 25% of the Utilities’ total customers have solar systems.

•The Utilities’ feed-in tariff program is designed to encourage the addition of more renewable energy projects in Hawaii. As of June 30, 2025, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•On August 23, 2024, the Utilities issued an RFP for biodiesel fuel supply commencing February 1, 2026. Proposals were due on September 30, 2024, and the Utilities have completed negotiations with two suppliers and submitted an application to the PUC on April 3, 2025. On June 2, 2025, the Utilities and Pacific Biodiesel Technologies, LLC (PBT) signed an agreement for supply of biodiesel that will become effective upon PUC approval.
•On June 30, 2021, the Utilities issued an RFP for all fuels, including biodiesel, for supply commencing January 1, 2023. The Utilities and PBT signed an agreement on December 13, 2021, for supply of biodiesel on all islands commencing January 1, 2023, which was approved by the PUC on December 1, 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2025.
•Hawaiian Electric has a contingency supply contract with REG Marketing & Logistics Group, LLC to also supply biodiesel to any generating unit on Oahu in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2025 and will continue with no volume purchase requirements.
Requests for renewable proposals, expressions of interest, and information.
•The Hawaii Island Stage 3 RFP, seeking 325 gigawatt-hours (GWh) per year of energy and 65 MW of renewable firm capacity, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. 15 proposals, which included one utility self-build project and one proposal that requires two contracts, were selected to the Final Award Group on December 8, 2023. On February 2, 2024, one additional project totaling 40 MW of firm renewable generation was selected. Of the 16 projects, one solar-plus storage and one firm renewable generation project on Oahu, one solar-plus storage project on Maui, and two solar-plus storage projects on Hawaii Island have been withdrawn by the developers. Contracts for three paired PV with storage projects have been executed and filed with the PUC for approval. On April 21, 2025, the PUC dismissed the three applications without prejudice and directed that new applications be filed upon completion of the respective Interconnection Requirement Study. Negotiations for the projects are ongoing.
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
•On August 19, 2024, the PUC opened a docket for the Utilities’ Integrated Grid Planning RFP (IGP RFP). On August 26, 2024, the Utilities filed their draft IGP RFP for Oahu and Hawaii Island. The Oahu portion of the IGP RFP seeks 750 GWh per year of energy and 350 MW of grid forming resources by March 1, 2030, and 81 MW of renewable firm capacity by December 2033. The Hawaii Island portion of the IGP RFP seeks 435 GWh per year of energy and 115 MW of grid forming resources by November 1, 2030, and 30 MW of renewable firm capacity by December 2032. On January 9, 2025, the PUC issued a decision and order (D&O) converting the docket into a contested case proceeding and opened a period for interested parties to move to intervene or participate. An updated draft IGP RFP with supporting documentation was filed on April 3, 2025. The Utilities’ Reply Statement of Position and an updated draft IGP RFP with supporting documentation was filed on May 2, 2025. Multiple supplemental filings were made in June 2025. On July 7, 2025, the PUC issued a D&O extending the procedural schedule to August 18, 2025, to allow parties to the docket to ask information requests and submit Statements of Position.
Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 4 of the Condensed Consolidated Financial Statements.
Fuel contracts. On June 30, 2021, the Utilities issued two RFPs for all fuels for supply commencing January 1, 2023. On February 1, 2022, the Utilities and PAR Hawaii Refining, LLC (PAR Hawaii) entered into a fuel supply contract (Supply Agreement) commencing January 1, 2023. On December 1, 2022, the PUC issued a D&O approving the PAR Hawaii fuels contract and recovery of associated costs through ECRC. On August 14, 2024, the Utilities entered into a second amendment of the Supply Agreement. The second amendment extends the term of the Supply Agreement by additional three years and creates savings in fuel costs. The second amendment is effective as of June 18, 2025, upon the issuance of the final D&O by the PUC.
On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, PAR Hawaii announced that it was suspending all purchases of Russian crude oil, which accounts for at least 25% of Hawaii’s supply. The Utilities are taking additional measure to ensure adequate supply of fuel by entering into a backup fuel supply contract with Vitol Inc. (Vitol) commencing on December 1, 2022 through June 30, 2023, with annual extensions if mutually agreed by both parties. The fuel supply contract was extended to June 30, 2026. The PUC issued the final D&O approving the Vitol backup fuels supply contract on December 1, 2022, and the costs incurred under the contract with Vitol are recovered in the Utilities’ respective ECRCs.
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
Hawaiian Electric’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of their business remain strong, the Utilities took prudent and measured actions to strengthen their financial position while continuing to provide reliable service to their customers and reinforcing their commitment to serving the community for the long term. In August 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. The Utilities have made repayments of $34 million in 2024 and $123 million in the first six months of 2025. Longer term, the Utilities entered into an asset-based credit facility that allows borrowing up to $250 million (see Note 5 of the Condensed Consolidated Financial Statements for a brief description of Hawaiian Electric’s revolving credit facilities and asset-based credit facility) and are also evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing unsecured debt, and conducting asset sales, among others.
The following table provides the components of available liquidity under existing facilities.

	As of June 30, 2025
(in millions)	Capacity	Outstanding	Undrawn
Unsecured revolving line of credit	$200	$43	$157
ABL Facility	225	—	225
Borrowing from HEI - standing commitment letter	75	—	75
Short-term loan credit facility	50	50	—
Total credit	$550	$93	$457

Cash and cash equivalents			106
Total available liquidity from cash and under existing facilities			$563
Additionally, as of June 30, 2025, Hawaiian Electric had no commercial paper outstanding, and Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $69.2 million, respectively, which intercompany borrowings are eliminated in consolidation.
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
Management believes that HEI’s and the Utilities’ current cash and cash equivalents balances, as of June 30, 2025, amounting to $43.7 million and $106.4 million, respectively, the available capacity on Hawaiian Electric’s ABL Facility and revolving line of credit (see Note 5 of the Condensed Consolidated Financial Statements), the additional liquidity from HEI’s at-the-market offering program, and expenditure reduction efforts, provided sufficient liquidity to fund their operations and satisfy their other obligations for the next 12 months following the issuances of their financial statements.
As of June 30, 2025, the Utilities are in compliance with all applicable financial covenants and expect to continue to be in compliance with all the financial covenants in the next 12 months. However, the Utilities cannot predict the future effects on the Utilities’ ability to access additional capital or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
The Utilities’ liquidity continues to be impacted from the downgrades of their credit ratings, which limits the Utilities from accessing lower cost sources of capital. In addition to liquidity provided from the ABL Facility and revolving line of credit, as well as the standing commitment letter from HEI, the Utilities rely on customer payments until access to the capital markets become less restrictive. Although accounts receivable balances have been decreasing, the higher bad debt expense is expected to continue as moratorium on disconnections on Maui continues while the Utilities are returning to pre-pandemic collection policies, except on Maui. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, however, it has and will continue to lead to higher bad debt expense. As of June 30, 2025, approximately $12.1 million of the Utilities’ accounts receivables were over 30 days past due, which is a decrease of approximately 34% since December 2024. The higher cash collection since the beginning of the year has benefited the Utilities’ liquidity.
With the exception of Maui, the Utilities are continuing the disconnection process and are returning to pre-pandemic level of collections policy. Service disconnections on Maui have been suspended through September 4, 2025, in accordance with the extension of Governor Josh Green’s emergency proclamation; however, efforts are ongoing to educate and inform customers impacted by the Maui windstorm and wildfires on the availability of financial assistance to manage delinquencies accordingly. See also “Regulatory assets and liabilities” in Note 4 of the Condensed Consolidated Financial Statements.
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
Prior to the Maui windstorm and wildfires, Hawaiian Electric utilized short-term debt, typically commercial paper, to support normal operations, to refinance short-term debt and for other temporary requirements. Hawaiian Electric may also borrow short-term from HEI for itself and on behalf of Hawaii Electric Light and Maui Electric, and Hawaiian Electric may borrow from or loan to Hawaii Electric Light and Maui Electric on a short-term basis. The intercompany borrowings among the Utilities, but not the borrowings from HEI, are eliminated in the consolidation of Hawaiian Electric’s financial statements. The Utilities also historically utilized long-term debt, borrowings of the proceeds of special purpose revenue bonds issued by the State of Hawaii Department of Budget and Finance and the issuance of privately placed unsecured senior notes bearing taxable interest, to finance the Utilities’ capital improvement projects, or to repay short-term borrowings used to finance such projects. The downgrades of Hawaiian Electric’s credit ratings will continue to adversely impact the Utilities’ ability to access capital markets and other sources of debt and equity financing, if at all, in a timely manner and on acceptable terms.

Credit ratings. On May 28, 2025, June 4, 2025 and June 27, 2025, Moody’s, Fitch and S&P, respectively, upgraded the credit ratings of Hawaiian Electric as follows:

	Fitch		Moody’s		S&P
	From[1]	To	From[1]	To	From[1]	To
Long-term issuer default, long-term and issuer credit, respectively	B	BB-	Ba3	Ba2	B-	B+
Short-term issuer default, commercial paper and commercial paper, respectively	B	B	NP	NP	B	B
Senior unsecured debt/special purpose revenue bonds	B+	B+	Ba3	Ba3	*	*
Cumulative preferred stock (selected series)	*	*	B3	B3	*	*
Outlook	Stable	Positive	Stable	Positive	Negative	Watch Positive
1     As of December 31, 2024. In March 2025, S&P revised Hawaiian Electric’s outlook to “Positive” from “Negative” and affirmed the “B-” issuer credit rating.
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
Taxable debt. On July 24, 2025, the Utilities received PUC approval to issue during the three-year period 2025 through 2027, unsecured obligations bearing taxable interest (Hawaiian Electric up to $900 million, Hawaii Electric Light up to $115 million and Maui Electric up to $150 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures.
As of June 30, 2025, the Utilities have $1.8 billion of long-term debt and short-term debt, of which $175 million is due or expected to be repaid within 12 months and $218 million is due within 24 months.
Equity. On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026. As of June 30, 2025, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $75 million, $25 million, and nil, respectively, of unused common stock authorization.
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
Cash flows. The following table reflects the changes in cash flows for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	Six months ended June 30
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$216,246	$185,473	$30,773
Net cash used in investing activities	(154,799)	(166,657)	11,858
Net cash used in financing activities	(139,166)	(36,273)	(102,893)
Net cash provided by operating activities. The increase in net cash provided by operating activities was primarily driven by lower cash paid for fuel oil stock due to lower fuel oil prices, offset by higher customer payments received in 2024 due to government and other assistance program and higher customer bills.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2025		December 31, 2024
Short-term borrowings, net	$49	1%	$49	1%
Long-term debt, net	1,732	52	1,901	61
Preferred stock	34	1	34	1
Common stock equity	1,522	46	1,157	37
	$3,337	100%	$3,141	100%
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in HEI’s and Hawaiian Electric’s exposure to market risk during the quarter ended June 30, 2025. For discussion of our exposure to market risk, see pages 63 to 64 included in Part II. Item 7A. of HEI’s and Hawaiian Electric’s 2024 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of HEI common shares were made on the open market during the second quarter of 2025 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2025	34,706	$10.36	—	NA
May 1 to 31, 2025	29,762	$10.50	—	NA
June 1 to 30, 2025	25,945	$10.49	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan. Of the “Total number of shares purchased,” 12,616 of the 34,706 shares, 11,497 of the 29,762 shares and 7,937 of the 25,945 shares were purchased for the HEI Dividend Reinvestment and Stock Purchase Plan; the remaining shares were purchased for the Hawaiian Electric Industries Retirement Savings Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 4.1	Restated Seventh Amendment effective January 1, 2025 to Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.

HEI Exhibit 4.2	Eighth Amendment effective July 1, 2025 to Trust Agreement (dated as of September 4, 2012) between HEI and Fidelity Management Trust Company.

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott T. DeGhetto (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Scott T. DeGhetto	By	/s/ Paul K. Ito
	Scott T. DeGhetto		Paul K. Ito
	Executive Vice President and		Senior Vice President,
	Chief Financial Officer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: August 7, 2025		Date: August 7, 2025