Form 10-Q
period 2025-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2025-11-07
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 31, 2025
Hawaiian Electric Industries, Inc. (Without Par Value)	172,620,476	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2025

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2025 and 2024
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2025 and 2024
3		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2025 and December 31, 2024
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and nine months ended September 30, 2025 and 2024
5		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2025 and 2024
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2025 and 2024
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2025 and 2024
8		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2025 and December 31, 2024
10		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and nine months ended September 30, 2025 and 2024
11		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2025 and 2024
12		Notes to Condensed Consolidated Financial Statements (unaudited)
55	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
55		HEI consolidated
64		Electric Utility
81	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
82	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
83	Item 1.	Legal Proceedings
83	Item 1A.	Risk Factors
83	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
84	Item 6.	Exhibits
85	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2025
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

HE AR BRWR	HE AR BRWR LLC, a direct subsidiary of HE AR INTER LLC
HE AR INTER	HE AR INTER LLC, a direct subsidiary of Hawaiian Electric Company, Inc. and parent company of HE AR BRWR LLC
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., GLST1, LLC and Pacific Current, LLC
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a former subsidiary of Pacific Current

GLOSSARY OF TERMS, continued

Terms	Definitions
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MW	Megawatt/s (as applicable)
O&M	Other operation and maintenance
OPEB	Postretirement benefits other than pension
Pacific Current
Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Kaʻaipuaʻa, LLC, Mahipapa, LLC, and Pacific Current, Solar and Storage Holding Company, LLC. On March 10, 2025, Hamakua Holdings, LLC was sold. In June 2025, all of Pacific Current’s membership interests in Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC and Upena, LLC were transferred to PC Opco. On August 1, 2025, PC Opco was sold.

PC Holdco	Pacific Current, Solar and Storage Holding Company, LLC, a wholly owned subsidiary of Pacific Current and parent company of PC Opco.
PC Opco
Pacific Current, Solar and Storage Operating Company, LLC, a wholly owned subsidiary of PC Holdco. In June 2025, Pacific Current transferred all of the outstanding membership interests in Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC and Upena, LLC to PC Opco. On August 1, 2025, PC Opco was sold.

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
•international, national and local economic and political conditions—including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets; decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of federal government shutdowns, including the impact to the Utilities’ customers’ ability to pay their electric bills and the impact on the State of Hawaii economy; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; the potential impacts of global and local developments (including global economic conditions and uncertainties, unrest, terrorist acts, wars, conflicts, political protests, deadly virus epidemic or other crisis); the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; and pandemics;
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
•the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) wildfire safety, renewable energy or resilience proposals, among others, and related costs; reliance by the Utilities on outside parties such as the State, IPPs and developers; supply-chain challenges; and uncertainties surrounding technologies, solar power, wind power, biofuels, environmental assessments required to meet RPS and other climate-related goals; the impacts of implementation of the wildfire mitigation, renewable energy and resilience proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Electric utility	$787,428	$829,617	$2,268,276	$2,410,526
Other	3,182	3,622	12,796	10,144
Total revenues	790,610	833,239	2,281,072	2,420,670
Expenses
Electric utility (includes $163 million and $1,875 million of provision for Wildfire tort-related claims recorded in quarter and nine months ended September 30, 2024) (Note 2)	724,635	934,181	2,065,002	4,096,175
Other (includes $35 million of impairment recorded in third quarter of 2024)	13,929	48,778	47,857	84,917
Total expenses	738,564	982,959	2,112,859	4,181,092
Operating income (loss)
Electric utility	62,793	(104,564)	203,274	(1,685,649)
Other	(10,747)	(45,156)	(35,061)	(74,773)
Total operating income (loss)	52,046	(149,720)	168,213	(1,760,422)
Retirement defined benefits credit—other than service costs	817	849	2,653	2,851
Interest expense, net	(26,211)	(32,085)	(87,679)	(96,076)
Allowance for borrowed funds used during construction	1,500	1,331	4,379	4,061
Allowance for equity funds used during construction	3,821	3,300	11,108	10,276
Interest income	6,960	3,662	27,162	9,929
Gain (loss) on sale of subsidiaries and impairment loss on assets sold and held for sale	1,013	—	(12,376)	—
Income (loss) from continuing operations before income taxes	39,946	(172,663)	113,460	(1,829,381)
Income tax expense (benefit)	8,728	(49,954)	28,540	(479,109)
Income (loss) from continuing operations	31,218	(122,709)	84,920	(1,350,272)
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Income (loss) from continuing operations for common stock	30,747	(123,180)	83,503	(1,351,689)
Income (loss) from discontinued operations	—	18,778	—	(6,075)
Net income (loss) for common stock	$30,747	$(104,402)	$83,503	$(1,357,764)
Continuing operations - Basic earnings (loss) per common share	$0.18	$(1.08)	$0.48	$(12.11)
Discontinued operations - Basic earnings (loss) per common share	—	0.16	—	(0.05)
Basic earnings (loss) per common share	$0.18	$(0.91)	$0.48	$(12.16)
Continuing operations - Diluted earnings (loss) per common share	$0.18	$(1.08)	$0.48	$(12.11)
Discontinued operations - Diluted earnings (loss) per common share	—	0.16	—	(0.05)
Diluted earnings (loss) per common share	$0.18	$(0.91)	$0.48	$(12.16)
Weighted-average number of common shares outstanding:
Basic	172,617	114,358	172,531	111,636
Diluted	172,916	114,358	172,939	111,636
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2025	2024	2025	2024
Net income (loss) for common stock	$30,747	$(104,402)	$83,503	$(1,357,764)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized losses on available-for-sale investment securities arising during the period, net of taxes of nil, $13,470, nil and $7,878, respectively	—	36,795	—	21,520
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of nil, $1,231, nil and $3,565, respectively	—	3,366	—	9,740
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains (losses) arising during the period, net of taxes of $46, $(291), $(169) and $(24), respectively	131	(838)	(489)	(69)
Reclassification adjustment to net income, net of taxes of $(304), $(18), $(339) and $(52), respectively	(877)	(52)	(977)	(151)
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(187), $(431), $(538) and $(740), respectively	(540)	(1,244)	(1,553)	(2,138)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $192, $462, $527 and $781, respectively	552	1,333	1,519	2,251
Other comprehensive income (loss), net of taxes	(734)	39,360	(1,500)	31,153
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$30,013	$(65,042)	$82,003	$(1,326,611)
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$548,242	$750,535
Restricted cash	478,968	492,317
Accounts receivable and unbilled revenues, net	498,229	457,171
Regulatory assets	36,032	53,895
Other	296,351	380,408
Assets held for sale	55,878	—
Total current assets	1,913,700	2,134,326
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $3,497,615 and $3,378,282 at September 30, 2025 and December 31, 2024, respectively	6,155,343	6,134,318
Operating lease right-of-use assets	58,197	66,553
Regulatory assets	251,205	227,424
Other	435,191	368,795
Total noncurrent assets	6,899,936	6,797,090
Total assets	$8,813,636	$8,931,416
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$217,329	$203,452
Interest and dividends payable	34,691	27,203
Short-term borrowings, net	—	48,623
Current portion of long-term debt, net	143,472	109,171
Regulatory liabilities	37,642	26,568
Wildfire related claims (Note 2)	526,500	478,750
Other	402,034	430,824
Liabilities held for sale	59,075	—
Total current liabilities	1,420,743	1,324,591
Noncurrent liabilities:
Long-term debt, net	2,295,219	2,690,387
Operating lease liabilities	45,610	56,523
Finance lease liabilities	509,776	426,598
Regulatory liabilities	1,285,879	1,217,515
Defined benefit plans liability	23,080	23,213
Wildfire tort-related claims (Note 2)	1,436,250	1,436,250
Other	198,950	242,957
Total noncurrent liabilities	5,794,764	6,093,443
Total liabilities	7,215,507	7,418,034
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 2 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding: 172,620,476 shares and 172,465,608 shares at September 30, 2025 and December 31, 2024, respectively	2,267,288	2,264,544
Retained earnings (deficit)	(705,413)	(788,916)
Accumulated other comprehensive income, net of taxes	1,961	3,461
Total shareholders’ equity	1,563,836	1,479,089
Total liabilities and shareholders’ equity	$8,813,636	$8,931,416
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)
(in thousands)	Shares	Amount			Total
Balance, December 31, 2024	172,466	$2,264,544	$(788,916)	$3,461	$1,479,089
Net income for common stock	—	—	26,671	—	26,671
Other comprehensive loss, net of tax benefits	—	—	—	(460)	(460)
Share-based expenses and other, net	28	576	—	—	576
Balance, March 31, 2025	172,494	2,265,120	(762,245)	3,001	1,505,876
Net income for common stock	—	—	26,085	—	26,085
Other comprehensive loss, net of tax benefits	—	—	—	(306)	(306)
Share-based expenses and other, net	118	2,777	—	—	2,777
Balance, June 30, 2025	172,612	2,267,897	(736,160)	2,695	1,534,432
Net income for common stock	—	—	30,747	—	30,747
Other comprehensive loss, net of tax benefits	—	—	—	(734)	(734)
Share-based expenses and other, net	8	(609)	—	—	(609)
Balance, September 30, 2025	172,620	$2,267,288	$(705,413)	$1,961	$1,563,836
Balance, December 31, 2023	110,152	$1,707,471	$926,720	$(289,350)	$2,344,841
Net income for common stock	—	—	42,122	—	42,122
Other comprehensive loss, net of tax benefits	—	—	—	(9,801)	(9,801)
Share-based expenses and other, net	151	218	—	—	218
Balance, March 31, 2024	110,303	1,707,689	968,842	(299,151)	2,377,380
Net loss for common stock	—	—	(1,295,484)	—	(1,295,484)
Other comprehensive income, net of taxes	—	—	—	1,594	1,594
Share-based expenses and other, net	—	1,783	—	—	1,783
Balance, June 30, 2024	110,303	1,709,472	(326,642)	(297,557)	1,085,273
Net loss for common stock	—	—	(104,402)	—	(104,402)
Other comprehensive income, net of taxes	—	—	—	39,360	39,360
Common stock offering	62,163	575,000	—	—	575,000
Share-based expenses and other, net	—	(18,190)	—	—	(18,190)
Balance, September 30, 2024	172,466	$2,266,282	$(431,044)	$(258,197)	$1,577,041
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss), including loss from discontinued operations in 2024	$84,920	$(1,356,347)
Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations
Loss from discontinued operations	—	6,075
Depreciation of property, plant and equipment	195,891	196,894
Other amortization	30,732	23,251
Loss on sale of subsidiaries and impairment loss on assets sold and held for sale	12,376	—
Deferred income tax benefit	(13,333)	(498,131)
Share-based compensation expense	2,922	2,163
Allowance for equity funds used during construction	(11,108)	(10,276)
Assets impairment	—	39,642
Other	(4,528)	(7,984)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(54,014)	49,063
Decrease (increase) in fuel oil stock	(13,200)	38,152
Decrease (increase) in materials and supplies	(14,412)	440
Decrease (increase) in regulatory assets	2,839	(13,263)
Increase in regulatory liabilities	65,674	33,461
Increase in accounts, interest and dividends payable	3,372	66,049
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(15,761)	(33,217)
Decrease in defined benefit pension and other postretirement benefit plans liability	(4,263)	(5,949)
Increase in wildfire-related claims	47,750	1,840,000
Change in other assets and liabilities	(31,189)	(67,560)
Net cash provided by operating activities-continuing operations	284,668	302,463
Net cash provided by operating activities-discontinued operations	—	48,448
Net cash provided by operating activities	284,668	350,911
Cash flows from investing activities
Proceeds from sale of subsidiaries	13,781	—
Capital expenditures	(255,450)	(256,920)
Other	4,316	1,808
Net cash used in investing activities-continuing operations	(237,353)	(255,112)
Net cash provided by investing activities-discontinued operations	—	231,052
Net cash used in investing activities	$(237,353)	$(24,060)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended September 30
(in thousands)	2025	2024
Cash flows from financing activities
Repayment of short-term debt	$(50,000)	$—
Proceeds from issuance of long-term debt	500,000	5,204
Repayment of long-term debt	(694,475)	(12,865)
Withheld shares for employee taxes on vested share-based compensation	(178)	(1,074)
Net proceeds from issuance of common stock	—	556,724
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(16,887)	(12,415)
Net cash provided by (used in) financing activities-continuing operations	(262,957)	534,157
Net cash used in financing activities-discontinued operations	—	(382,302)
Net cash provided by (used in) financing activities	(262,957)	151,855
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash from discontinued operations	(215,642)	478,706
Cash, cash equivalents and restricted cash, including cash from discontinued operations, beginning of period	1,242,852	694,574
Cash, cash equivalents and restricted cash, including cash from discontinued operations, end of period	1,027,210	1,173,280
Less: Restricted cash	(478,968)	(13,645)
Less: Cash from discontinued operations	—	(332,653)
Cash and cash equivalents from continuing operations, end of period	$548,242	$826,982
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2025	2024	2025	2024
Revenues	$787,428	$829,617	$2,268,276	$2,410,526
Expenses
Fuel oil	240,547	279,038	689,855	821,986
Purchased power	183,813	189,165	505,493	530,310
Other operation and maintenance	161,819	162,197	463,144	453,648
Wildfire tort-related claims (Note 2)	—	163,000	—	1,875,000
Depreciation	64,022	62,812	192,015	188,436
Taxes, other than income taxes	74,434	77,969	214,495	226,795
Total expenses	724,635	934,181	2,065,002	4,096,175
Operating income (loss)	62,793	(104,564)	203,274	(1,685,649)
Allowance for equity funds used during construction	3,821	3,300	11,108	10,276
Retirement defined benefits credit—other than service costs	998	959	3,101	3,103
Interest expense and other charges, net	(22,114)	(20,223)	(66,272)	(61,625)
Allowance for borrowed funds used during construction	1,500	1,331	4,379	4,061
Interest income	1,461	1,671	4,657	4,555
Income (loss) before income taxes	48,459	(117,526)	160,247	(1,725,279)
Income tax expense (benefit)	10,973	(35,439)	34,797	(454,017)
Net income (loss)	37,486	(82,087)	125,450	(1,271,262)
Preferred stock dividends of subsidiaries	228	228	686	686
Net income (loss) attributable to Hawaiian Electric	37,258	(82,315)	124,764	(1,271,948)
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income (loss) for common stock	$36,988	$(82,585)	$123,954	$(1,272,758)
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2025	2024	2025	2024
Net income (loss) for common stock	$36,988	$(82,585)	$123,954	$(1,272,758)
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(200), $(462), $(568) and $(813), respectively	(576)	(1,331)	(1,637)	(2,344)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $192, $462, $527 and $781, respectively	552	1,333	1,519	2,251
Other comprehensive income (loss), net of taxes	(24)	2	(118)	(93)
Comprehensive income (loss) attributable to Hawaiian Electric Company, Inc.	$36,964	$(82,583)	$123,836	$(1,272,851)
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2025	December 31, 2024
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,109	$52,019
Plant and equipment	8,636,686	8,421,501
Right-of-use assets - finance lease	540,679	447,101
Less accumulated depreciation	(3,487,595)	(3,326,624)
Construction in progress	409,735	365,709
Utility property, plant and equipment, net	6,151,614	5,959,706
Nonutility property, plant and equipment, less accumulated depreciation of $1 and $1 as of September 30, 2025 and December 31, 2024, respectively	2,705	2,792
Total property, plant and equipment, net	6,154,319	5,962,498
Current assets
Cash and cash equivalents	503,871	184,148
Customer accounts receivable, net	192,187	199,898
Accrued unbilled revenues, net	184,347	178,721
Other accounts receivable, net	70,598	69,637
Fuel oil stock, at average cost	111,203	98,903
Materials and supplies, at average cost	132,782	118,466
Prepayments and other	49,387	151,220
Regulatory assets	36,032	53,895
Total current assets	1,280,407	1,054,888
Other long-term assets
Operating lease right-of-use assets	57,179	59,281
Regulatory assets	251,205	227,424
Defined benefit pension and other postretirement benefit plans asset	112,142	108,819
Investment in unconsolidated affiliate	287,250	—
Other	248,457	200,694
Total other long-term assets	956,233	596,218
Total assets	$8,390,959	$7,613,604
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	September 30, 2025	December 31, 2024
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at September 30, 2025 and December 31, 2024)	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	327,850	223,896
Additional paid-in capital	288,060	270
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,668	2,786
Common stock equity	1,548,581	1,156,955
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	2,057,605	1,854,214
Total capitalization	3,640,479	3,045,462
Commitments and contingencies (Notes 2 and 4)
Current liabilities
Current portion of operating lease liabilities	16,839	15,202
Current portion of long-term debt, net	124,928	47,000
Short-term borrowings from non-affiliates, net	—	48,623
Accounts payable	214,944	196,980
Interest and preferred dividends payable	28,857	21,536
Taxes accrued, including revenue taxes	245,756	272,001
Regulatory liabilities	37,642	26,568
Wildfire tort-related claims (Note 2)	478,750	478,750
Other	123,627	121,011
Total current liabilities	1,271,343	1,227,671
Deferred credits and other liabilities
Operating lease liabilities	44,803	49,135
Finance lease liabilities	509,776	425,625
Regulatory liabilities	1,285,879	1,217,515
Unamortized tax credits	69,839	76,676
Defined benefit pension liability	6,444	6,428
Wildfire tort-related claims (Note 2)	1,436,250	1,436,250
Other	126,146	128,842
Total deferred credits and other liabilities	3,479,137	3,340,471
Total capitalization and liabilities	$8,390,959	$7,613,604
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Additional paid-in	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	capital	income	Total
Balance, December 31, 2024	17,854	$119,048	$810,955	$223,896	$270	$2,786	$1,156,955
Net income for common stock	—	—	—	47,816	—	—	47,816
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(47)	(47)
Additional paid-in capital	—	—	—	—	287,520	—	287,520
Balance, March 31, 2025	17,854	119,048	810,955	271,712	287,790	2,739	1,492,244
Net income for common stock	—	—	—	39,150	—	—	39,150
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(47)	(47)
Common stock dividends	—	—	—	(10,000)	—	—	(10,000)
Additional paid-in capital	—	—	—	—	270	—	270
Balance, June 30, 2025	17,854	119,048	810,955	300,862	288,060	2,692	1,521,617
Net income for common stock	—	—	—	36,988	—	—	36,988
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(24)	(24)
Common stock dividends	—	—	—	(10,000)	—	—	(10,000)
Balance, September 30, 2025	17,854	$119,048	$810,955	$327,850	$288,060	$2,668	$1,548,581
Balance, December 31, 2023	17,854	$119,048	$810,955	$1,476,258	$—	$2,849	$2,409,110
Net income for common stock	—	—	—	39,221	—	—	39,221
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(49)	(49)
Common stock dividends	—	—	—	(13,000)	—	—	(13,000)
Balance, March 31, 2024	17,854	119,048	810,955	1,502,479	—	2,800	2,435,282
Net loss for common stock	—	—	—	(1,229,394)	—	—	(1,229,394)
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(46)	(46)
Common stock dividends	—	—	—	(13,000)	—	—	(13,000)
Balance, June 30, 2024	17,854	119,048	810,955	260,085	—	2,754	1,192,842
Net loss for common stock	—	—	—	(82,585)	—	—	(82,585)
Other comprehensive income, net of taxes	—	—	—	—	—	2	2
Balance, September 30, 2024	17,854	$119,048	$810,955	$177,500	$—	$2,756	$1,110,259
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss)	$125,450	$(1,271,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property, plant and equipment	192,015	188,436
Other amortization	28,904	22,818
Deferred income tax benefit	(8,875)	(488,956)
State refundable credit	(9,315)	(8,822)
Bad debt expense	2,375	4,006
Allowance for equity funds used during construction	(11,108)	(10,276)
Other	2,578	(2,954)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(564)	61,392
Increase in accrued unbilled revenues	(5,538)	(12,652)
Decrease (increase) in fuel oil stock	(12,300)	39,193
Decrease (increase) in materials and supplies	(14,316)	379
Decrease (increase) in regulatory assets	2,839	(13,263)
Increase in regulatory liabilities	65,674	33,461
Increase in accounts payable	1,593	49,768
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(26,303)	(40,755)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(4,209)	(5,678)
Increase in wildfire tort-related claims	—	1,840,000
Change in other assets and liabilities	(8,897)	(62,187)
Net cash provided by operating activities	320,003	322,648
Cash flows from investing activities
Capital expenditures	(253,927)	(244,300)
Other	6,245	2,697
Net cash used in investing activities	(247,682)	(241,603)
Cash flows from financing activities
Common stock dividends	(20,000)	(26,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Proceeds from capital contribution from parent	540	—
Repayment of short-term debt	(50,000)	—
Proceeds from issuance of long-term debt	500,000	—
Repayment of long-term debt	(166,000)	—
Payments of obligations under finance leases	(7,163)	(5,876)
Other	(8,479)	(6,126)
Net cash provided by (used in) financing activities	247,402	(39,498)
Net increase in cash, cash equivalents and restricted cash	319,723	41,547
Cash, cash equivalents and restricted cash, beginning of period	184,148	108,077
Cash, cash equivalents and restricted cash, end of period	503,871	149,624
Less: Restricted cash	—	(2,000)
Cash and cash equivalents, end of period	$503,871	$147,624
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2025 and December 31, 2024, the results of their operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Assets held for sale and discontinued operations. In June 2025, the Company determined the net assets of our remaining Pacific Current operating subsidiaries met the criteria for classification as held for sale. The assets and liabilities of these subsidiaries were recorded at the lower of their carrying amount or estimated fair value less expected costs to sell. The Company sold Pacific Current’s solar and Battery Energy Storage System facilities in August 2025 (Solar Asset Disposition). The assets and liabilities of Pacific Current’s remaining biomass facility has been reclassified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2025. The Company determined that the sale of these assets and the planned sale of the remaining asset did not represent a strategic shift having a major effect on the Company’s operations and financial results, and therefore did not meet the criteria for classification as discontinued operations. For further discussion, see “Sale of solar and Battery Energy Storage System facilities” and “Assets held for sale-Mahipapa” in Note 3.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.
Internal -use software disclosures. In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software”. The guidance removes all references to project stages in software development and requires capitalization of internal-use software costs to begin when management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the intended function. ASU No. 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.

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
On December 27, 2023, the Public Utilities Commission of the State of Hawaii (PUC) issued an order authorizing deferred accounting treatment for the Utilities’ incremental non-labor expenses related to the Maui windstorm and wildfires. The deferred accounting treatment applies to certain non-labor expenses incurred from August 8, 2023 through December 31, 2024 that are not already a part of the base rates. The approval pertains only to deferred cost treatment; any cost recovery of deferred costs will be the subject of a separate application(s). On November 27, 2024, the Utilities filed a request with the PUC to extend the deferral accounting period to December 31, 2025, specifically limited to increased insurance premiums for wildfire coverage and outside services and legal costs associated with the asset-based lending facility credit agreement (see Note 5). On February 12, 2025, the PUC issued an order granting the Utilities’ request to extend. As of September 30, 2025, the Utilities have deferred $74.5 million of certain incremental costs related to the Maui windstorm and wildfires to a regulatory asset.
The Utilities are actively seeking recovery of damage to covered electrical infrastructure under their property insurance programs. The Utilities have received insurance recoveries for a total of $8.6 million and nil for the nine months ended September 30, 2025 and 2024, respectively; however, the timing and amount of any future insurance recoveries remain indeterminable at this time and as such, any additional insurance receivable has not been recorded as of the date of this filing. The Company’s property insurance has a total policy limit of $500 million with a $1 million retention for damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The Utilities believe capital expenditures related to restoration that are not covered by insurance will be managed under their current regulatory mechanisms, the recovery of which would be subject to PUC approval. As of September 30, 2025, the Company has $490.4 million of insurance coverage remaining under the property insurance policy.
Third-party claims and other proceedings.
Tort-related legal claims. As of October 31, 2025, HEI and the Utilities have each been named in several thousand lawsuits related to the Maui windstorm and wildfires. These civil lawsuits, including one putative class action, are pending in the Maui Circuit Court against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively, tort-related legal claims). Two putative class actions are also pending in federal court. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities, one lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 200 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. Defendants have asserted cross-claims against one another for indemnification, contribution, and subrogation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
On November 8, 2023, Governor Josh Green announced the One ‘Ohana Initiative (the One ‘Ohana Initiative) as a collective path forward to recovery from the Maui windstorm and wildfires. The One ‘Ohana Initiative is a new humanitarian aid fund of $175 million, with the objective to compensate, in an expedited manner, those who have lost loved ones and those who have suffered severe injuries in the Maui windstorm and wildfires. The One ‘Ohana Initiative provides an alternative to a lengthy and expensive legal process. Beneficiaries who have lost loved ones are anticipated to receive payments of $1.5 million per decedent, and those who suffered severe injuries are expected to share in a specially allocated pool of compensation. In exchange for receiving such a payment, beneficiaries will be required to waive their ability to pursue legal claims for wrongful death and severe injuries, except if they seek compensation through the litigation settlement. Hawaiian Electric fully supports this humanitarian initiative and has contributed $75 million. The Governor announced that other parties, including the State of Hawaii, the County of Maui, and Kamehameha Schools have all agreed to contribute to the fund. Hawaiian Electric’s contribution to the Initiative was less than half of the total, and Hawaiian Electric's insurance carriers funded its share of the contributions to the fund. Hawaiian Electric’s contribution is reflective of its commitment to join with community partners to provide solutions to promote Maui’s recovery. Hawaiian Electric’s commitment to contribute to the One ‘Ohana Initiative is not an admission of guilt or reflection of fault or liability related to the wildfires. The Phase I submission deadline for the One ‘Ohana Initiative passed on July 15, 2024. As contemplated by the global settlement agreement described below, the One ‘Ohana Initiative reopened for Phase II claim submission on October 23, 2025. No additional outlay by Hawaiian Electric is required to fund claims submitted in Phase II.
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
As part of the agreement in principle preceding the Settlement Agreements, the parties agreed to vacate all trial dates and stay the litigation, except for (i) litigation activities between the plaintiffs (individual and class) and the subrogation insurers and (ii) actions taken to further settlement. A stay remains in place and no trial dates are set in the Special Proceeding and in the subrogation actions. The Class Settlement Agreement remains subject to final court approval. A hearing on final court approval of the Class Settlement Agreement is scheduled for January 8, 2026. Both Settlement Agreements remain subject to other conditions, including those set out below.
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes $75 million previously contributed for the One ‘Ohana Initiative. The total settlement amount is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. HEI and Hawaiian Electric must pay such amounts in four equal annual installments of approximately $479 million, with the first installment expected to be made no sooner than early 2026. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. HEI transferred the amount of the first payment, $479 million, into a new subsidiary, GLST1, LLC, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which, $3.5 million was accrued as of September 30, 2025, based on the best estimate at that time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets as of September 30, 2025. The Settlement Agreements contain no admission of any liability by HEI or the Utilities and reflect the collective efforts of the State, HEI and the Utilities, and other defendants to seek a comprehensive resolution of the litigation arising out of the Maui windstorm and wildfires. The Utilities have recorded an additional $40 million in “Accounts receivable and unbilled revenues, net” and “Other accounts receivable, net” on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets, respectively, as of September 30, 2025, based on the amounts expected to be remaining under the applicable insurance policies at the time of settlement payment.
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
The Settlement Agreements contain multiple conditions that must be met before any payment from HEI and Hawaiian Electric to the settlement funds are due. Those conditions include, among others, resolving claims of the insurers (either through agreement or a final court order stating that the insurers cannot maintain independent lawsuits against the defendants) and court approval of the Class Settlement Agreement. The Hawaii legislature passed a bill appropriating money from the State, and Governor Josh Green signed it into law on July 8, 2025, satisfying the condition related to the State’s appropriation of funds. The condition related to court approval of the Individual Settlement Agreement has also been satisfied.
The Settlement Agreements do not resolve claims with insurers who have asserted subrogation claims in separate lawsuits, and such insurers are not parties to the Settlement Agreements. There are two conditions relating to such insurers that must be satisfied before payment is made under the Settlement Agreements. First, by May 19, 2025, either (a) insurers that have brought claims arising out of the Maui windstorm and wildfires enter into a written agreement that provides for releases of all claims against the defendants, or (b) that there is a final and unappealable court order providing that if the final definitive agreement between the plaintiffs and the defendants becomes effective, then those same insurers’ exclusive remedy for any claims against the defendants would be limited to asserting liens against the settlement amounts obtained by the individual plaintiffs. On February 6, 2025, after briefing was complete, the Supreme Court of Hawaii heard argument on three reserved questions regarding the scope of Hawaii subrogation law concerning the condition described in this paragraph in the manner described in (b) above. On February 10, 2025, the Hawaii Supreme Court issued an order regarding the reserved questions providing that, once the settlement becomes final, the exclusive remedy for insurers seeking to recover amounts paid to settling plaintiffs is to assert liens against their policyholders pursuant to HRS 663-10. On March 17, 2025, the Hawaii Supreme Court issued a written opinion consistent with its February 10, 2025, order. No party has sought to appeal or petition for further review to another court of the March 17, 2025, opinion or the February 10, 2025, order. This first condition under the Settlement Agreements related to the insurers has therefore been satisfied. The second condition to payment under the Settlement Agreements requires that the direct actions brought by the insurers must be dismissed in a final and unappealable order. On October 29, 2025, the defendants moved for summary judgment on the direct actions brought by the insurers. A hearing on these motions is set for November 26, 2025.
On June 19, 2025, the court granted the Class Plaintiffs’ motion for preliminary approval of the Class Settlement Agreement and certified a settlement class. Pursuant to the order preliminarily approving the Class Settlement Agreement, objections to the Class Settlement Agreement were due on October 7, 2025. The only purported objection was one filed by the subrogation insurers. The deadline to opt out of the class was also October 7, 2025. On October 15, 2025, the administrator for the class settlement informed the defendants that approximately 250 unique claimants, or approximately 1% of the number of releases that were signed by the individual plaintiffs, had submitted opt out forms. Any claimant who opted out may still sign an individual settlement agreement and release and join the global settlement, and through November 3, 2025, approximately 140 of the approximately 250 opt out claimants had done so. Those who sign releases by December 6, 2025, even after opting out, will not count against the termination thresholds described above. Whether any termination threshold has been met will not be measured until on or around December 6, 2025, to provide additional time for those who opted out to sign individual settlement agreements and releases.
On April 8, 2025, the subrogation plaintiffs moved to intervene into the state court class action for the purpose of objecting to preliminary approval of the state court class action settlement. On June 24, 2025, the court denied the motion to intervene.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
On July 24, 2025, the subrogation plaintiffs filed a notice of appeal from this order. On October 1, 2025, the class plaintiffs moved to transfer this appeal to the Hawaii Supreme Court. On October 22, 2025, the Hawaii Supreme Court ordered the transfer. The subrogation plaintiffs’ opening brief in the appeal is due on November 21, 2025. Answering briefs are due on December 31, 2025. The subrogation plaintiffs’ reply brief is due 14 days thereafter. The Hawaii Supreme Court’s briefing schedule order specified that there will be no extension of time to file any answering or reply brief. The Hawaii Supreme Court set oral argument in this appeal for January 27, 2026.
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
Securities class action and shareholder lawsuits. On August 24, 2023, a putative securities class action captioned Bhangal v. Hawaiian Electric Industries, Inc., et al., No.: 3:23-cv-04332-JSC (the Securities Action) was filed in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 promulgated thereunder against HEI and Hawaiian Electric and certain of HEI’s and Hawaiian Electric’s current and former officers (collectively, Defendants), and Section 20(a) of the Exchange Act against certain current and former officers. The lawsuit broadly alleges that Defendants made materially false and misleading statements or omissions regarding our wildfire prevention and safety protocols and related matters. The lawsuit seeks unspecified monetary damages. On December 7, 2023, the court appointed Daniel Warren as lead plaintiff and Pomerantz LLP as lead plaintiff’s counsel. On March 8, 2024, the lead plaintiff filed an amended complaint. On October 15, 2024, the court granted defendants’ motion to dismiss the amended complaint, with leave to amend. On November 12, 2024, the lead plaintiff filed a second amended complaint. On March 18, 2025, Defendants filed a motion to dismiss the second amended complaint. On November 5, 2025, the parties signed a binding term sheet to settle the Securities Action (the Securities Action Term Sheet) following negotiations facilitated by a mediator. The Securities Action Term Sheet calls for the parties to prepare and execute a definitive stipulation of settlement (Securities Action Stipulation of Settlement) that will provide for the complete resolution, compromise, and settlement of the Securities Action in exchange for a payment by the Company of $47.8 million (the Securities Action Settlement Amount). The Securities Action Settlement Amount will be fully funded by the proceeds of the Derivative Settlement discussed below. The settlement of the Securities Action is conditioned on, among other things, the finalization of the Securities Action Stipulation of Settlement; approval by the boards of the Company and Hawaiian Electric of the Securities Action Stipulation of Settlement; timely funding of the Securities Action Settlement Amount; the finalization of the Derivative Stipulation of Settlement (defined and discussed below) by February 28, 2026; final court approval of the Derivative Stipulation Settlement; both preliminary and final court approval of the Securities Action Stipulation of Settlement; and entry of a judgment of dismissal following final court approval of the Securities Action Stipulation of Settlement. In connection with the settlement of the Securities Action, there will be no admission of liability by the Company or any defendants and the Company, the defendants, and related persons will receive a customary full release of all claims.
In connection with the execution of the Securities Action Term Sheet, HEI accrued, as of September 30, 2025, $47.8 million, and concurrently, recorded an insurance reimbursement receivable of an equivalent amount as the recovery of the agreed settlement payment under its directors and officers liability insurance policy is deemed probable pursuant to the execution of a binding term sheet to settle all of the outstanding derivative actions described below. HEI charged the accrued settlement to “Expenses-Other” in HEI and Subsidiaries’ Condensed Consolidated Statements of Income, which was offset by the probable insurance recovery. The accrued settlement and insurance receivable is included in “Wildfire related claims” and “Accounts receivable and unbilled revenues, net,” under current liabilities and current assets, respectively, in HEI and subsidiaries’ Condensed Consolidated Balance Sheet.
Two putative shareholder derivative actions were filed in the Circuit Court of the First Circuit, State of Hawaii on September 11, 2023 and on November 6, 2024, including:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Rice v. Connors, et al., No. 1CCV-23-0001181 (the Rice Action) and Hamilton v. Lau, et al., No. 1CCV-24-0001595 (the Hamilton Action). On December 6, 2023, the Rice Action was removed to the United States District Court for the District of Hawaii and captioned Rice v. Connors, et al., No. 1:23-cv-00577-JAO-BMK. On March 14, 2024, the United States District Court remanded the case to the Circuit Court of the First Circuit, State of Hawaii. On March 5, 2025, upon stipulation by the parties, the court consolidated the Rice Action and the Hamilton Action under the caption In re Hawaiian Electric Industries Inc. and Hawaiian Electric Company, Inc. State Court Derivative Litigation, No. 1CCV-23-0001181 (the Hawaii State Action). On April 9, 2025, Plaintiffs filed a consolidated complaint. The Hawaii State Action is purportedly brought by shareholders on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiffs assert Hawaii state law breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, and aiding and abetting breach of fiduciary duty claims allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain of the Company’s prior public disclosures. Plaintiffs seek, on behalf of HEI and Hawaiian Electric, compensatory and punitive damages, restitution, disgorgement, and equitable relief in the form of changes to corporate governance, policies and culture. HEI has moved to stay the proceeding pending resolution of the tort-related legal claims and the Securities Action. As discussed below, the Company and the individual defendants have reached an agreement to settle this litigation.
Three putative shareholder derivative actions were filed in the United States District Court for the Northern District of California between December 26, 2023 and February 8, 2024, including:
Kallaus v. Johns, et al., No. 3:23-cv-06627 (the Kallaus Action), Cole v. Johns, et al., No. 3:24-cv-00598 (the Cole Action), and Tai v. Seu, et al., No. 3:24-cv-01198 (the Tai Action). On March 19, 2024, upon stipulation by the parties, the court consolidated the Kallaus Action, the Cole Action, and the Tai Action under the caption In Re Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Derivative Litigation, No. 3:23-cv-06627 (the Consolidated Derivative Actions). On June 19, 2024, the plaintiffs filed a consolidated amended complaint. The Consolidated Derivative Actions were purportedly brought by shareholders of HEI on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. The plaintiffs purported to assert both Hawaii state law and federal securities law claims. The plaintiffs asserted state law breach of fiduciary duty, corporate waste, unjust enrichment, gross mismanagement, and abuse of control claims purportedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. The plaintiffs also asserted claims under Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and generally alleged that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. Plaintiffs sought, on behalf of HEI and Hawaiian Electric, unspecified monetary and punitive damages, disgorgement, and other relief. HEI moved to stay the Consolidated Derivative Actions pending resolution of the tort-related legal claims and the Securities Action, and also moved to dismiss the consolidated amended complaint for failing to adequately allege that the Board’s refusal of the plaintiffs’ demands was wrongful. On January 30, 2025, the Court granted the plaintiffs’ request to voluntarily dismiss the case so that they could refile the action in Hawaii. As a result, the Court did not rule on the Company’s pending motion to dismiss or motion to stay. As discussed below, the Company and Defendants have reached an agreement to settle this litigation.
Two putative shareholder derivative actions were filed in the United States District Court for the District of Hawaii between April 8, 2024 and June 8, 2024, including:
Assad v. Seu, et al., No. 1:24-cv-00164 (the Assad Action), and Faris v. Seu, et al., No. 1:24-cv-00247 (the Faris Action). On July 3, 2024, upon stipulation by the parties, the court consolidated the Assad Action and Faris Action under the caption In Re Hawaiian Electric Industries, Inc., Stockholder Derivative Litigation, No. 1:24-cv-00164 (the Hawaii Federal Derivative Actions), and the plaintiffs filed a consolidated amended complaint on August 15, 2024. The lawsuit is purportedly brought by shareholders on behalf of nominal defendant HEI and against certain current and former officers and directors of HEI and Hawaiian Electric. The plaintiffs purport to assert Hawaii state law claims for breach of fiduciary duty, corporate waste, and unjust enrichment allegedly arising in connection with the Maui windstorm and wildfires that occurred in August 2023 and certain public disclosures. The plaintiffs generally allege that the Company and certain of its current and former officers made materially false and misleading statements or omissions regarding the Company’s wildfire prevention and safety protocols and related matters. The plaintiffs seek, on behalf of HEI, compensatory damages, restitution, disgorgement, injunctive relief, and equitable relief, including in the form of changes to HEI’s corporate governance policies and procedures. On July 30, 2024, upon HEI’s motion, the court stayed the Hawaii Federal Derivative Actions pending resolution of the motion to dismiss the Securities Action and the motions to stay and dismiss the Consolidated Derivative Actions. On March 10, 2025, HEI moved to extend the stay of the Hawaii Federal Derivative Action until resolution of HEI’s motion to dismiss the second amended complaint in the Securities Action. On April 30, 2025, the court granted HEI’s motion to extend the stay. As discussed below, the Company and Defendants have reached an agreement to settle this litigation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
On November 5, 2025, the parties signed a binding term sheet (the Derivative Litigation Term Sheet) to settle all of the outstanding derivative actions described above (the Derivative Litigation Matters). The Derivative Litigation Term Sheet was signed following negotiations facilitated by a mediator. The Derivative Litigation Term Sheet calls for the parties to prepare and execute a definitive settlement agreement (the Derivative Litigation Settlement Agreement) that will provide for a complete resolution, compromise, and settlement of the claims asserted in the Derivative Litigation Matters in exchange for a payment on behalf of the individual defendants by the Company’s insurers in the amount of $100 million (the Derivative Settlement Proceeds, which is to be fully funded by the directors and officers’ liability insurance policies). The Derivative Settlement is conditioned on, among other things, timely funding of the Derivative Settlement Proceeds by the insurers; the approval by the boards of HEI and Hawaiian Electric (including their independent, non-defendant directors) of Derivative Litigation Settlement Agreement; final court approval of the Derivative Litigation Settlement Agreement; and entry of final judgment and orders of dismissal in the Derivative Litigation Matters. The plaintiffs’ counsel intends to request court approval for attorneys’ fees of 25% of the Derivative Settlement Proceeds, plus expenses not to exceed $475,000. In connection with the settlement of the Derivative Litigation Matters, there will be no admissions of liability and the defendants, and related persons will receive a customary full release of all claims.
In connection with the execution of the Derivative Litigation Term Sheet, the Derivative Settlement Proceeds are to be fully funded by the Company’s directors and officers liability insurance policies. A portion of the Derivative Settlement Proceeds will be used to fund the Securities Action Settlement Amount of $47.8 million, pursuant to the executed binding term sheets, which HEI recorded as an insurance reimbursement receivable offsetting the recorded loss from the Securities Action settlement discussed above. Any remaining Derivative Settlement Proceeds in excess of the Securities Action Settlement Amount, any award in the Derivative Litigation Matters for the plaintiffs’ attorneys’ fees and expenses, and payment of other settlement related expenses provided for in the Derivative Litigation Term Sheet, is accounted for as a contingent gain which will be recognized when realized or realizable.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance and $25 million of miscellaneous professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $1.0 million, respectively, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of September 30, 2025, the Company’s and Utilities’ insurance receivable totaled $96 million and $47 million, respectively, under the policies. As of September 30, 2025, HEI and its subsidiaries have approximately $11 million, nil and $72 million of insurance coverage remaining under the excess liability, miscellaneous professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable.
See table below for the incremental expenses related to the Maui windstorm and wildfires.

	Three months ended September 30, 2025		Nine months ended September 30, 2025
(in thousands)	Electric utility	HEI Consolidated	Electric utility	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$4,316	$5,794	$12,469	$20,532
Wildfire securities-related claims	—	47,750	—	47,750
Other expense	5,922	6,290	19,821	21,113
Total Maui windstorm and wildfires related expenses	10,238	59,834	32,290	89,395
Insurance recoveries[1]	(430)	(49,070)	126	(53,374)
Deferral treatment approved by the PUC[2]	(6,237)	(6,237)	(21,809)	(21,809)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$3,571	$4,527	$10,607	$14,212

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

	Three months ended September 30, 2024		Nine months ended September 30, 2024
(in thousands)	Electric utility	HEI Consolidated[3]	Electric utility	HEI Consolidated[3]
Maui windstorm and wildfires related expenses:
Legal expenses	$11,821	$17,205	$40,169	$56,330
Wildfire tort-related claims	203,000	203,000	1,915,000	1,915,000
Other expense	13,429	15,299	36,523	42,244
Total Maui windstorm and wildfires related expenses	228,250	235,504	1,991,692	2,013,574
Insurance recoveries	(49,625)	(52,158)	(75,973)	(83,610)
Deferral treatment approved by the PUC[2]	(8,589)	(8,589)	(24,143)	(24,143)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$170,036	$174,757	$1,891,576	$1,905,821
1    HEI consolidated includes insurance recovery related to the proposed settlement of the securities class action of $47.8 million for the three and nine months ended September 30, 2025. Also includes adjustments related to costs that are no longer probable of recovery under the insurance policies. For the three and nine months ended September 30, 2025, HEI consolidated and Electric utility adjustments amount to $1.0 million and $7.6 million, respectively, of which, $0.5 million and $4.5 million were deferred to a regulatory asset, respectively, and are reported on line “Deferral treatment approved by the PUC.”
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
3    Excludes expenses related to discontinued operations amounting to $0.9 million and $1.2 million for the three and nine months ended September 30, 2024, respectively.
On May 4, 2024, HEI and the Utilities reached an agreement to settle indemnification claims asserted by the State of Hawaii without any admission of fault or responsibility. Under the terms of the agreement, HEI and the Utilities agreed to contribute up to $18.4 million through the end of 2024 related to the costs of the professional advisors engaged by the State of Hawaii to advise on a variety of matters related to the Maui windstorm and wildfires. For the nine months ended September 30, 2024, a total of $14.5 million of such costs were accrued and reflected in Maui windstorm and wildfires related expenses-Other expense in the table above.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

(in thousands)	Electric utility	All Other	Total
Three months ended September 30, 2025
Revenues	$787,428	$3,182	$790,610
Depreciation and amortization	$73,735	$221	$73,956
Interest income	$1,461	$5,499	$6,960
Interest expense, net	$22,114	$4,097	$26,211
Income (loss) from continuing operations before income taxes	$48,459	$(8,513)	$39,946
Income tax expense (benefit)	10,973	(2,245)	8,728
Net income (loss) from continuing operations	37,486	(6,268)	31,218
Preferred stock dividends of subsidiaries	498	(27)	471
Net income (loss) from continuing operations for common stock	$36,988	$(6,241)	$30,747
Nine months ended September 30, 2025
Revenues	$2,268,276	$12,796	$2,281,072
Depreciation and amortization	$220,919	$5,704	$226,623
Interest income	$4,657	$22,505	$27,162
Interest expense, net	$66,272	$21,407	$87,679
Income (loss) from continuing operations before income taxes	$160,247	$(46,787)	$113,460
Income tax expense (benefit)	34,797	(6,257)	28,540
Net income (loss) from continuing operations	125,450	(40,530)	84,920
Preferred stock dividends of subsidiaries	1,496	(79)	1,417
Net income (loss) from continuing operations for common stock	$123,954	$(40,451)	$83,503
Capital expenditures	$253,927	$1,523	$255,450
Total assets (at September 30, 2025)	$8,390,959	$422,677	$8,813,636
Three months ended September 30, 2024
Revenues	$829,617	$3,622	$833,239
Depreciation and amortization	$70,548	$2,764	$73,312
Interest income	$1,671	$1,991	$3,662
Interest expense, net	$20,223	$11,862	$32,085
Loss from continuing operations before income taxes	$(117,526)	$(55,137)	$(172,663)
Income tax benefit	(35,439)	(14,515)	(49,954)
Net loss from continuing operations	(82,087)	(40,622)	(122,709)
Preferred stock dividends of subsidiaries	498	(27)	471
Net loss from continuing operations for common stock	$(82,585)	$(40,595)	$(123,180)
Nine months ended September 30, 2024
Revenues	$2,410,526	$10,144	$2,420,670
Depreciation and amortization	$211,254	$8,891	$220,145
Interest income	$4,555	$5,374	$9,929
Interest expense, net	$61,625	$34,451	$96,076
Loss from continuing operations before income taxes	$(1,725,279)	$(104,102)	$(1,829,381)
Income tax benefit	(454,017)	(25,092)	(479,109)
Net loss from continuing operations	(1,271,262)	(79,010)	(1,350,272)
Preferred stock dividends of subsidiaries	1,496	(79)	1,417
Net loss from continuing operations for common stock	$(1,272,758)	$(78,931)	$(1,351,689)
Capital expenditures	$244,300	$12,620	$256,920
Total assets (at December 31, 2024)	$7,613,604	$1,317,812	$8,931,416

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
The following table summarizes the income from discontinued operations included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024:

(in thousands)	Three months ended September 30, 2024	Nine months ended September 30, 2024
Interest and dividend income
Interest and fees on loans	$73,654	$219,585
Interest and dividends on investment securities	14,001	42,183
Total interest and dividend income	87,655	261,768
Interest expense
Interest on deposit liabilities	19,018	54,465
Interest on other borrowings	6,403	21,036
Total interest expense	25,421	75,501
Net interest income	62,234	186,267
Provision for credit losses	248	(3,821)
Net interest income after provision for credit losses	61,986	190,088
Noninterest income
Fees from other financial services	5,188	15,195
Fee income on deposit liabilities	5,156	14,684
Fee income on other financial products	3,131	8,834
Bank-owned life insurance	2,993	8,832
Mortgage banking income	363	1,151
Other income, net	658	1,767
Total noninterest income	17,489	50,463
Noninterest expense
Compensation and employee benefits	31,485	93,746
Occupancy	5,630	15,913
Data processing	4,974	14,780
Services	3,816	12,217
Equipment	2,436	7,562
Office supplies, printing and postage	1,014	3,038
Marketing	885	2,408
Goodwill impairment	—	82,190
Other expense	5,806	16,561
Total noninterest expense	56,046	248,415
Income (loss) before income taxes from discontinued operations	23,429	(7,864)
Income tax expense (benefit)	4,651	(1,789)
Income (loss) from discontinued operations	$18,778	$(6,075)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Pacific Current.
Sale of solar and Battery Energy Storage System (BESS) facilities. As a result of HEI’s comprehensive review of strategic options of Pacific Current, effective August 1, 2025, HEI closed on the sale of its solar and BESS assets to an unaffiliated third party for cash consideration (Solar Asset Disposition). The Solar Asset Disposition was completed through the sale of the membership interests in Pacific Current, Solar and Storage Operating Company, LLC (PC Opco), a then newly created indirect subsidiary of Pacific Current, which owned all of the membership interest of Pacific Current’s solar and BESS project companies: Mauo, LLC, Kaʻieʻie Waho Company, LLC, Upena, LLC and Alenuihaha Developments, LLC (Project Companies). As a result of the Solar Asset Disposition, effective as of August 1, 2025, Pacific Current no longer owns the Project Companies. The Company recorded an immaterial gain on the Solar Asset Disposition as of September 30, 2025, which is included in “Gain (loss) on sale of subsidiaries and impairment loss on assets sold and held for sale” in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025.
In the second quarter of 2025, the Company evaluated the carrying value of the net assets of Pacific Current’s solar/BESS and biomass facilities and concluded the net assets were impaired as of June 30 2025. As a result, the Company recognized a pretax impairment charge of $0.2 million and tax expense and an expected investment tax credit recapture of $5.3 million. The pretax impairment charge is included in “Gain (loss) on sale of subsidiaries and impairment loss on assets sold and held for sale” and the taxes on the impairment and expected investment tax credit recapture is included in “Income tax expense (benefit)” in the Company’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2025.
Assets held for sale-Mahipapa. In addition, in connection with the Solar Asset Disposition and as part of the membership interest purchase agreement pursuant to which the Solar Asset Disposition was conducted (MIPA), but as a separate transaction, Pacific Current agreed to sell all of the membership interest in its biomass subsidiary, Mahipapa, LLC, to the same unaffiliated third party that is party to the MIPA (the Mahipapa Sale), with each of the parties’ obligations to complete the Mahipapa Sale subject to the conditions set forth in the MIPA.
The net assets of Mahipapa are classified as held for sale in the Company’s Condensed Consolidated Balance Sheets as of September, 2025. The net assets were classified as current, and are summarized as follows:

(in thousands)	September 30, 2025
Property, plant and equipment, net of accumulated depreciation	$46,051
Other assets	9,827
Assets held for sale-current	$55,878
Long-term debt, net	$51,116
Other liabilities	7,959
Liabilities held for sale-current	$59,075
Sale of Hamakua Holdings, LLC. As part of HEI’s comprehensive review of strategic options for Pacific Current, on March 10, 2025, Pacific Current closed on the sale of Hamakua Holdings, LLC (Hamakua Holdings), a then wholly owned subsidiary of Pacific Current, to an unaffiliated third party for cash consideration (Hamakua Sale). Hamakua Holdings had two wholly owned subsidiaries: Hamakua Energy, which owned a 60-MW combined cycle power plant that sells power to Hawaii Electric Light under an existing power purchase agreement, and HAESP, LLC (created in connection with the current on-going Stage 3 RFP process). As a result and effective as of the closing of the Hamakua Sale, Pacific Current no longer owns either of Hamakua Energy or HAESP, LLC, as wholly owned subsidiaries of Hamakua Holdings. The Company recorded a loss on the sale amounting to $13.2 million as of March 31, 2025.
GLST1. HEI transferred the amount of the first settlement payment, $479 million, into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. As of September 30, 2025, the assigned equity interests total $287.3 million, which is reported on “Investment in unconsolidated affiliate” on the Utilities’ Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 4 · Electric utility segment
Consolidated variable interest entities (VIEs). The HE AR INTER LLC and its direct subsidiary, HE AR BRWR LLC, (collectively, the Special Purpose Entities or SPEs) are bankruptcy remote, direct and indirect wholly owned subsidiaries of the Utilities. Pursuant to the asset-based lending facility (ABL Facility) credit agreement, the Utilities sell certain accounts receivable to the SPEs as collateral, which in turn, obtain financing from financial institutions. As of September 30, 2025, the ABL Facility remains undrawn and the SPEs have $322.4 million of net accounts receivable, included in “Customer accounts receivable, net,” and “Accrued unbilled revenues, net” on the Utilities’ Condensed Consolidated Balance Sheets and “Accounts receivable and unbilled revenues, net” on the Company’s Condensed Consolidated Balance Sheets.
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
Power purchase agreements.  As of September 30, 2025, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa) and Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the two IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa and Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the two IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa and Hamakua Energy in their condensed consolidated financial statements. On March 10, 2025, the sale of Hamakua Energy was closed and Hamakua Energy is no longer owned by Pacific Current. Hamakua Energy was an indirect subsidiary of Pacific Current and was included in HEI’s condensed consolidated financial statements up until sale date.
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
GLST1. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. The Utilities are deemed to have a variable interest in GLST1 but concluded that the Utilities are not the primary beneficiary of GLST1. As the Utilities have the ability to exercise significant influence over GLST1, the Utilities accounted for the membership interests under the equity method of accounting. As of September 30, 2025, the assigned equity interests total $287.3 million, which is reported on “Investment in unconsolidated affiliate” on the Utilities’ Condensed Consolidated Balance Sheets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
Molokai New Energy Partners (MNEP). In July 2018, the PUC approved Maui Electric’s PPA with MNEP to purchase solar energy from a photovoltaic (PV) plus battery storage project. The 4.88-MW PV and 3-MW Battery Energy Storage System (BESS) project was to deliver no more than 2.64 MW at any time to the Molokai system. On March 25, 2020, MNEP filed a complaint in the U.S. District Court for the District of Hawaii against Maui Electric claiming breach of contract. On June 3, 2020, Maui Electric provided a Notice of Default and Termination of the PPA to MNEP terminating the PPA with an effective date of July 10, 2020. Thereafter, MNEP filed an amended complaint to include claims relating to the termination and Hawaiian Electric filed its answer to the amended complaint on September 11, 2020, disputing the facts presented by MNEP and all claims within the original and amended complaint. Currently, the discovery phase is ongoing. Trial was initially set for September 16, 2025, but was recently continued to commence on February 18, 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.4 million as of September 30, 2025, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of September 30, 2025, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.3 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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
After negotiations among the parties a complaint was filed on November 12, 2024 regarding the powerlines and on December 11, 2024, the court approved a settlement agreement. Pursuant to that agreement, the Utilities will continue the HCP process and take specific actions to minimize and mitigate the potential impact of the Utilities’ powerlines while the document is being prepared. The agreement also contains additional requirements that include coordination with the Conservation Groups with various aspects of the HCP and powerline operations, and continuing the Utilities’ commitment to a species mitigation project with University of Hawaii Foundation to monitor, protect and increase the population of Hawaiian Petrels.
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
On March 25, 2025, Hale Kuawehi located on Hawaii Island, reached commercial operations, which has a capacity of 30 MW with 120-MWh batteries, and a total annual payment of $11.9 million. The battery portion of the PPA was recorded as a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
finance lease liability in the first quarter of 2025 with a corresponding right-of-use asset of $42.3 million. On July 11, 2025, Hoohana Solar located on Oahu, reached commercial operations, which has a capacity of 52 MW with 208-MWh batteries, and a total annual payment of $13.4 million. The battery portion of the PPA was recorded as a finance lease liability in the third quarter of 2025 with a corresponding right-of-use asset of $51.3 million. As of September 30, 2025, a total of nine Stage 1 and Stage 2 renewable projects provide the Utilities a capacity of 301.5 MW, with 1,771-MWh batteries.
Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2025	2024	2025	2024
Kalaeloa Partners, L.P.	$73	$74	$201	$219
HPOWER	16	20	55	53
Puna Geothermal Venture	12	15	31	42
Hamakua Energy	11	9	24	25
Kapolei Energy Storage	6	6	18	18
Wind IPPs	33	37	90	104
Solar IPPs	31	26	82	62
Other IPPs [1]	1	2	4	7
Total IPPs	$183	$189	$505	$530
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
Waena Battery Energy Storage System Project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40-MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under Exceptional Project Recovery Mechanism. Project costs incurred as of September 30, 2025, amount to $18.1 million. In July 2025, the PUC approved the Utilities’ request to authorize recovery of costs in addition to the amounts approved in December 2023 due to the uncertainty of changes in law, limited to the lesser of either the actual costs or 20% over the approved estimated capital costs.
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
The project costs to be recovered through Exceptional Project Recovery Mechanism is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that their application for $95 million in federal funds under the Infrastructure Investment and Jobs Act (IIJA) was officially awarded. On August 20, 2024, the Utilities submitted a copy of their executed agreement with the Department of Energy to the PUC. On November 18, 2024, the Utilities filed their August 2024 - August 2025 Forward Looking Annual Report. Project costs incurred as of September 30, 2025, amount to $34.2 million.
In 2025, President Trump has issued multiple Executive Orders that impact both IIJA and Inflation Reduction Act funding. At this time, the Utilities believe these Executive Orders could potentially lead to project delays and economic uncertainty; however, the Utilities are still evaluating the potential impact and continue to monitor for any new Executive Orders and any changes that are passed down through the federal contracting officer for the Resilience Program. As of September 30, 2025, the Utilities’ reimbursement requests have been granted.

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
On June 19, 2024, and July 30, 2024, the PUC issued orders providing guidance regarding the comprehensive evaluation of the PBR Framework that will commence in the fourth year of the PBR Framework’s first MRP (PBR Framework Review). The current PBR multiyear rate plan (MRP) will end on May 31, 2026, and the next MRP (MRP2) will commence on January 1, 2027. The period in between these dates will be used to address implementation details that may arise ahead of MRP2. The PBR Framework Review, currently regarded as the remaining phases will proceed as follows: (i) Phase 5: the evaluation of the current PBR Framework, (ii) Phase 6: the examination of proposal for modifications to the PBR Framework, and (iii) Phase 7: the implementation of modifications prior to commencing the second MRP. At the PBR working group meetings held on August 30, 2024 and October 25, 2024, the working group discussed issues and considerations regarding re-basing target revenues for MRP2.
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
On April 4, 2025, the PUC established a briefing schedule for the parties to present their positions regarding their evaluation of the PBR Framework, following the working group meeting held on February 14, 2025. Timely opening and reply briefs were filed by the parties on May 5, 2025 and on May 19, 2025, respectively. On August 13, 2025, the PUC issued an order concluding Phase 5, identifying which specific PBR mechanisms would be prioritized for examination in Phase 6, and provided a tentative schedule framework for Phase 6. The PUC stated that it intends to focus Phase 6 on examining modifications to the inflation factor, customer dividend, ESM, revenue opportunities afforded by the X-Factor and EPRM guidelines, and PIMs portfolio.
On August 28, 2025, the Utilities filed a request to extend the time to file a rate case in order to allow collaboration among the PBR Working Group parties on an alternative rate re-basing proposal that could eliminate the need for a general rate case application and process. Confirmation was also sought that if a non-rate case re-basing proposal is explored but does not result in a proposal supported by the Utilities, they could file a rate case in the second half of 2026 utilizing a 2027 test year. On September 29, 2025, the PUC granted the Utilities’ request, subject to conditions: including (i) the Utilities are not expected to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
file their re-basing application by year-end 2025, as originally scheduled, (ii) the Utilities shall collaborate with the parties to attempt to develop an alternative proposal for submission to the PUC no later than January 7, 2026, (iii) if any party opposes or does not agree with any submitted alternative proposal, they shall file a statement describing their opposition and the reasons by January 14, 2026, (iv) if the Parties are unsuccessful at developing an alternative proposal or if the PUC ultimately rejects any submitted alternative proposal, the Utilities shall file their re-basing application in the second half of 2026, using a 2027 test year and (v) depending on outcome, the PUC may defer the start of MRP2 beyond January 2027.
Annual revenue adjustment mechanism. The PBR Framework established a five-year MRP during which there will be no general rate cases. Target revenues are adjusted according to an index-driven ARA based on: (i) an inflation factor, (ii) a predetermined X-factor to encompass productivity, which is set at zero, (iii) a Z-factor to account for exceptional circumstances not in the Utilities’ control and (iv) a customer dividend consisting of a negative adjustment of 0.22% of adjusted revenue requirements compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in a prior docket at a rate of $6.6 million per year from 2021 to 2025. The ARA mechanism replaced the previous revenue adjustment mechanism (RAM). RAM revenue adjustments approved by the PUC in 2020 continue to be included in the RBA provision’s target revenue and RBA rate adjustment to the extent such adjustments are not included in base rate unless modified with PUC approval.
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
As of September 30, 2025, the Utilities annualized MPIR and EPRM revenue amounts totaled $35.7 million, including revenue taxes, for the Schofield Generating Station ($15.6 million), West Loch PV project ($3.1 million), Grid Modernization Strategy Phase 1 project ($14.1 million for all three utilities), Waiawa UFLS project ($0.1 million), Waena Switchyard/Synchronous project ($2.5 million) and Resilience project ($0.3 million) that included the 2024 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2024 MPIR and EPRM revenues effective June 1, 2025, through the RBA rate adjustment.
As of September 30, 2025, the PUC approved the recovery of four EPRM projects in the amount of $227.5 million to the extent the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for three additional projects subject to PUC approval.
Pilot process. As part of the PBR Framework, the PUC approved a pilot process to foster innovation by establishing an expedited implementation process for pilots that tests new technologies, programs, business models, and other arrangements (Pilot Process). Under the Pilot Process, the Utilities submit specific pilot proposals (i.e., pilot notices) that are within the scope of the approved Workplan to the PUC for their expedited review. The PUC will strive to issue an order addressing a proposed pilot within 45 days of the filing date of a pilot notice. If the PUC does not take affirmative action on a pilot notice by the end of the 45-day period, the pilot notice will be considered approved as submitted. The PUC may modify the pilot as originally proposed, and the Utilities will have 15 days to notify the PUC whether the Utilities accept the modification, propose further modification, or withdraw the pilot notice. The PUC may also, where necessary, suspend the pilot notice for further investigation. The approved Pilot Process includes a cost recovery process that generally allows the Utilities to defer and recover total annual expenditures of approved pilot projects net of revenues, subject to an annual cap of $10 million, over 12 months beginning June 1 of the year following pilot implementation through the RBA rate adjustment, although the PUC may

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
determine on a case-by-case basis that a particular project’s deferred costs should be amortized over a period greater than 12 months.
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
On October 6, 2025, the PUC issued a decision approving the Utilities’ Wildfire Enhanced Fast Trip Reliability Mitigation Pilot, subject to certain reporting conditions. The purpose of the pilot is to test the ability of novel equipment and protection schemes to mitigate the negative reliability impacts caused by the implementation of Enhanced Fast Trip, while preserving the effectiveness of Enhanced Fast Trip in reducing wildfire ignition risk. The pilot commenced at the end of October 2025 with a planned duration of approximately 17 months.
Performance incentive mechanisms. The following PIMs and SSMs were approved by the PUC and are applicable to the 2024 and 2025 evaluation periods. PIMs and SSMs are determined at the end of their respective evaluation periods. Unless otherwise specified, the evaluation period is the 12‑month calendar year period ending December 31 over which measured performance is determined.

Performance Incentive Mechanisms	Maximum rewards/penalties $	2024 rewards (penalties) earned	2025 rewards (penalties) accrued
Transmission and Distribution-caused SAIDI/SAIFI PIMs	Maximum penalties of $3.6 million for 2024/2025	$(1.0) million	*
Call Center PIM	Maximum reward or penalty of $1.4 million	—	*
Phase 1 RFP PIM	Varies	$0.2 million	$0.3 million
Renewable portfolio standard (RPS) PIM	$10/MWh for above interpolated statutory RPS goal $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045	$1.9 million	*
Interconnection Approval PIM[1]	Maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million	$2.4 million	Not applicable
Generation-caused SAIDI/SAIFI PIMs	Maximum penalties of approximately $1.0 million	$(0.1) million	*
Interconnection Requirements Study PIM	Varies	—	*
Collective Shared Savings Mechanism	20% share of savings when non-ARA costs in a performance year lower than target year non-ARA costs	$2.8 million	*
Total PIM rewards, net		$6.2 million	$0.3 million
1    The Interconnection Approval PIM expired as of December 31, 2024.
*    PIMs will be measured at the end of the year.
On April 1, 2024, the Utilities filed a request for partial temporary suspension and modification of the Transmission and Distribution (T&D) System Average Interruption Duration Index (SAIDI) and T&D System Average Interruption Frequency Index (SAIFI) PIMs to specifically suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. The Utilities also proposed that circuits not identified as wildfire risk circuits would continue to be subject to the existing PIMs on a prorated basis. On December 18, 2024, and clarified on January 15, 2025, the PUC issued orders granting the Utilities’ request to suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025.
For the 2024 evaluation period, the Utilities earned $6.2 million ($2.5 million for Hawaiian Electric, $3.4 million for Hawaii Electric Light and $0.3 million for Maui Electric) in rewards net of penalties. The net rewards related to 2024 were reflected in the 2025 PIMs annual report and 2025 spring revenue report filings with the exception of the Phase 1 RFP PIM, which was reflected in the 2024 spring revenue report and 2024 fall revenue report filings. For the 2025 evaluation period, the Utilities accrued an additional $0.3 million in rewards for the Phase 1 RFP PIM (for Maui Electric), which were reflected in the 2025 fall revenue report filing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities’ 2025 fall revenue report was filed on October 31, 2025, which is subject to PUC approval. The filing reflected ARA revenues for 2026 to be collected from January 1 through December 31, 2026, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2026 ARA revenue	$20.4	$5.0	$4.9	$30.3
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Net 2026 ARA revenues	$15.8	$4.0	$3.9	$23.7
Note: Columns may not foot due to rounding.
The proposed net incremental amounts between the 2025 spring and 2025 fall revenue reports are shown in the following table. The amounts are to be collected (refunded) from January 1, 2026, through December 31, 2026, under the RBA rate tariffs, which were proposed in the 2025 fall revenue report filing.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2026 ARA revenues	$20.4	$5.0	$4.9	$30.3
Annual change in accrued RBA balance through September 30, 2025 (and associated revenue taxes)	(18.6)	(1.3)	(10.7)	(30.6)
Incremental Performance Incentive Mechanisms (net)	—	(0.1)	0.3	0.2
Net incremental amount to be collected under the RBA rate tariffs	$1.8	$3.6	$(5.5)	$(0.1)
Note: Columns may not foot due to rounding.
Regulatory assets and liabilities.
Regulatory asset related to retirement of generating units.
Honolulu generating units 8 and 9. On December 22, 2023, the PUC issued a D&O approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Honolulu units 8 and 9 assets that retired on December 31, 2023, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of September 30, 2025, the Utilities have recorded $24.2 million in regulatory assets for the remaining net book value of Honolulu generating units 8 and 9.
Waiau generating units 3 and 4. On September 30, 2024, the PUC issued a D&O approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Waiau units 3 and 4 assets that retired on December 31, 2024, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of September 30, 2025, the Utilities have recorded $13.1 million in regulatory assets for the remaining net book value of Waiau generating units 3 and 4.
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
As of September 30, 2025, the Utilities have recorded $74.5 million in regulatory assets for the incremental costs incurred related to the Maui windstorm and wildfires event.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric were considered flowed through to customers. On December 29, 2023, the PUC approved the Utilities’ proposal to accelerate flow-through of the ERP benefits savings currently tracked in regulatory liability accounts to Hawaii Electric Light and Maui Electric customers as part of the customer dividend in the ARA, to mitigate the impact of the Utilities’ recovery of the COVID-19 related costs on customers. See “Regulatory assets for COVID-19 related costs” section below.
As of September 30, 2025, the Utilities’ regulatory liability was $11.7 million ($0.1 million for Hawaiian Electric, $4.7 million for Hawaii Electric Light and $6.9 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) reports on the achieved benefits savings.
Regulatory assets for COVID-19 related costs. In a D&O issued on December 29, 2023, as clarified by an order issued on February 27, 2024, the PUC approved the Utilities’ recovery of the COVID-19 related deferred costs of $8.7 million evenly over a three-year recovery period from June 1, 2024 and end May 31, 2027 through the Z-factor in the ARA. As of September 30, 2025, the Utilities have recorded $4.4 million in regulatory assets for deferral of COVID-19 related costs.
Regulatory assets for suspension of disconnections related costs. Based on circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through November 10, 2025 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to HRS Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of September 30, 2025, the Utilities have recorded $5.1 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and nine months ended September 30, 2025 and 2024, and as of September 30, 2025 and December 31, 2024.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$560,118	115,499	112,352	3,000	(3,541)	$787,428
Expenses
Fuel oil	178,209	22,419	39,919	—	—	240,547
Purchased power	132,075	36,008	15,730	—	—	183,813
Other operation and maintenance	103,940	26,742	33,816	862	(3,541)	161,819
Depreciation	42,576	11,242	10,204	—	—	64,022
Taxes, other than income taxes	53,071	10,779	10,584	—	—	74,434
Total expenses	509,871	107,190	110,253	862	(3,541)	724,635
Operating income	50,247	8,309	2,099	2,138	—	62,793
Allowance for equity funds used during construction	2,800	390	631	—	—	3,821
Equity in earnings of subsidiaries	6,123	—	—	—	(6,123)	—
Retirement defined benefits credit (expense)—other than service costs	867	161	(30)	—	—	998
Interest expense and other charges, net	(16,654)	(2,744)	(4,012)	—	1,296	(22,114)
Allowance for borrowed funds used during construction	1,172	106	222	—	—	1,500
Interest income	2,404	320	33	—	(1,296)	1,461
Income (loss) before income taxes	46,959	6,542	(1,057)	2,138	(6,123)	48,459
Income tax expense (benefit)	9,701	1,407	(686)	551	—	10,973
Net income (loss)	37,258	5,135	(371)	1,587	(6,123)	37,486
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to Hawaiian Electric	37,258	5,002	(466)	1,587	(6,123)	37,258
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income (loss) for common stock	$36,988	5,002	(466)	1,587	(6,123)	$36,988

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$36,988	5,002	(466)	1,587	(6,123)	$36,988
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(576)	(31)	(64)	—	95	(576)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	552	33	57	—	(90)	552
Other comprehensive income (loss), net of taxes	(24)	2	(7)	—	5	(24)
Comprehensive income (loss) attributable to common shareholder	$36,964	5,004	(473)	1,587	(6,118)	$36,964

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$592,784	123,238	113,840	2,402	(2,647)	$829,617
Expenses
Fuel oil	207,498	31,464	40,076	—	—	279,038
Purchased power	135,645	35,291	18,229	—	—	189,165
Other operation and maintenance	105,977	25,614	32,769	484	(2,647)	162,197
Wildfire tort-related claims	130,400	16,300	16,300	—	—	163,000
Depreciation	42,004	10,964	9,844	—	—	62,812
Taxes, other than income taxes	55,787	11,511	10,671	—	—	77,969
Total expenses	677,311	131,144	127,889	484	(2,647)	934,181
Operating income (loss)	(84,527)	(7,906)	(14,049)	1,918	—	(104,564)
Allowance for equity funds used during construction	2,628	256	416	—	—	3,300
Equity in earnings of subsidiaries	(18,558)	—	—	—	18,558	—
Retirement defined benefits credit (expense)—other than service costs	826	162	(29)	—	—	959
Interest expense and other charges, net	(14,870)	(2,760)	(4,324)	—	1,731	(20,223)
Allowance for borrowed funds used during construction	1,055	75	201	—	—	1,331
Interest income	2,971	324	107	—	(1,731)	1,671
Income (loss) before income taxes	(110,475)	(9,849)	(17,678)	1,918	18,558	(117,526)
Income tax expense (benefit)	(28,160)	(2,807)	(4,966)	494	—	(35,439)
Net income (loss)	(82,315)	(7,042)	(12,712)	1,424	18,558	(82,087)
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to Hawaiian Electric	(82,315)	(7,175)	(12,807)	1,424	18,558	(82,315)
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income (loss) for common stock	$(82,585)	(7,175)	(12,807)	1,424	18,558	$(82,585)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$(82,585)	(7,175)	(12,807)	1,424	18,558	$(82,585)
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(1,331)	(40)	(71)	—	111	(1,331)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	1,333	42	64	—	(106)	1,333
Other comprehensive income (loss), net of taxes	2	2	(7)	—	5	2
Comprehensive income (loss) attributable to common shareholder	$(82,583)	(7,173)	(12,814)	1,424	18,563	$(82,583)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,609,625	334,783	325,811	8,808	(10,751)	$2,268,276
Expenses
Fuel oil	498,376	75,910	115,569	—	—	689,855
Purchased power	374,065	89,155	42,273	—	—	505,493
Other operation and maintenance	298,628	80,525	91,654	3,088	(10,751)	463,144
Depreciation	127,678	33,727	30,610	—	—	192,015
Taxes, other than income taxes	152,587	31,330	30,577	1	—	214,495
Total expenses	1,451,334	310,647	310,683	3,089	(10,751)	2,065,002
Operating income	158,291	24,136	15,128	5,719	—	203,274
Allowance for equity funds used during construction	8,432	1,088	1,588	—	—	11,108
Equity in earnings of subsidiaries	23,615	—	—	—	(23,615)	—
Retirement defined benefits credit (expense)—other than service costs	2,678	497	(74)	—	—	3,101
Interest expense and other charges, net	(49,966)	(8,229)	(11,708)	—	3,631	(66,272)
Allowance for borrowed funds used during construction	3,525	297	557	—	—	4,379
Interest income	7,219	910	159	—	(3,631)	4,657
Income before income taxes	153,794	18,699	5,650	5,719	(23,615)	160,247
Income taxes	29,030	4,000	294	1,473	—	34,797
Net income	124,764	14,699	5,356	4,246	(23,615)	125,450
Preferred stock dividends of subsidiaries	—	401	285	—	—	686
Net income attributable to Hawaiian Electric	124,764	14,298	5,071	4,246	(23,615)	124,764
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$123,954	14,298	5,071	4,246	(23,615)	$123,954

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$123,954	14,298	5,071	4,246	(23,615)	$123,954
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(1,637)	(86)	(191)	—	277	(1,637)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	1,519	77	164	—	(241)	1,519
Other comprehensive loss, net of taxes	(118)	(9)	(27)	—	36	(118)
Comprehensive income attributable to common shareholder	$123,836	14,289	5,044	4,246	(23,579)	$123,836

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,721,592	358,510	330,669	2,402	(2,647)	$2,410,526
Expenses
Fuel oil	605,083	91,590	125,313	—	—	821,986
Purchased power	390,302	98,415	41,593	—	—	530,310
Other operation and maintenance	290,578	74,748	90,485	484	(2,647)	453,648
Wildfire tort-related claims	1,500,000	187,500	187,500	—	—	1,875,000
Depreciation	126,011	32,892	29,533	—	—	188,436
Taxes, other than income taxes	162,410	33,411	30,974	—	—	226,795
Total expenses	3,074,384	518,556	505,398	484	(2,647)	4,096,175
Operating income (loss)	(1,352,792)	(160,046)	(174,729)	1,918	—	(1,685,649)
Allowance for equity funds used during construction	8,027	893	1,356	—	—	10,276
Equity in earnings of subsidiaries	(258,633)	—	—	—	258,633	—
Retirement defined benefits credit (expense)—other than service costs	2,681	498	(76)	—	—	3,103
Interest expense and other charges, net	(44,879)	(8,648)	(13,114)	—	5,016	(61,625)
Allowance for borrowed funds used during construction	3,168	267	626	—	—	4,061
Interest income	8,606	720	245	—	(5,016)	4,555
Income (loss) before income taxes	(1,633,822)	(166,316)	(185,692)	1,918	258,633	(1,725,279)
Income tax expense (benefit)	(361,874)	(43,636)	(49,001)	494	—	(454,017)
Net income (loss)	(1,271,948)	(122,680)	(136,691)	1,424	258,633	(1,271,262)
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income (loss) attributable to Hawaiian Electric	(1,271,948)	(123,080)	(136,977)	1,424	258,633	(1,271,948)
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income (loss) for common stock	$(1,272,758)	(123,080)	(136,977)	1,424	258,633	$(1,272,758)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$(1,272,758)	(123,080)	(136,977)	1,424	258,633	$(1,272,758)
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(2,344)	(117)	(187)	—	304	(2,344)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	2,251	112	163	—	(275)	2,251
Other comprehensive loss, net of taxes	(93)	(5)	(24)	—	29	(93)
Comprehensive income (loss) attributable to common shareholder	$(1,272,851)	(123,085)	(137,001)	1,424	258,662	$(1,272,851)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,646	3,603	—	—	$52,109
Plant and equipment	5,626,713	1,539,937	1,470,036	—	—	8,636,686
Right-of-use assets - finance lease	411,545	78,377	50,757	—	—	540,679
Less accumulated depreciation	(2,146,647)	(715,344)	(625,604)	—	—	(3,487,595)
Construction in progress	296,046	45,987	67,702	—	—	409,735
Utility property, plant and equipment, net	4,230,517	954,603	966,494	—	—	6,151,614
Nonutility property, plant and equipment, less accumulated depreciation	1,146	115	1,444	—	—	2,705
Total property, plant and equipment, net	4,231,663	954,718	967,938	—	—	6,154,319
Investment in wholly owned subsidiaries, at equity	704,679	—	—	—	(704,679)	—
Current assets
Cash and cash equivalents	449,024	36,737	3,834	14,276	—	503,871
Advances to affiliates	82,700	—	—	—	(82,700)	—
Customer accounts receivable, net	18,205	3,618	7,105	163,259	—	192,187
Accrued unbilled revenues, net	18,393	5,597	1,212	159,145	—	184,347
Other accounts receivable, net	177,464	54,672	48,421	—	(209,959)	70,598
Fuel oil stock, at average cost	79,663	13,587	17,953	—	—	111,203
Materials and supplies, at average cost	75,551	18,107	39,124	—	—	132,782
Prepayments and other	32,991	7,578	20,174	—	(11,356)	49,387
Regulatory assets	26,049	6,019	3,964	—	—	36,032
Total current assets	960,040	145,915	141,787	336,680	(304,015)	1,280,407
Other long-term assets
Operating lease right-of-use assets	33,285	18,232	5,662	—	—	57,179
Regulatory assets	182,734	22,385	46,086	—	—	251,205
Defined benefit pension and other postretirement benefit plans asset	70,503	31,162	24,688	—	(14,211)	112,142
Investment in unconsolidated affiliate	287,250	—	—	—	—	287,250
Other	236,148	21,282	30,327	—	(39,300)	248,457
Total other long-term assets	809,920	93,061	106,763	—	(53,511)	956,233
Total assets	$6,706,302	1,193,694	1,216,488	336,680	(1,062,205)	$8,390,959
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,548,581	258,653	288,206	157,820	(704,679)	$1,548,581
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,619,250	236,594	201,761	—	—	2,057,605
Total capitalization	3,190,124	502,247	494,967	157,820	(704,679)	3,640,479
Current liabilities
Current portion of operating lease liabilities	5,199	8,410	3,230	—	—	16,839
Current portion of long-term debt, net	61,964	7,995	54,969	—	—	124,928
Short-term borrowings from affiliate	—	—	82,700	—	(82,700)	—
Accounts payable	136,272	40,629	38,043	—	—	214,944
Interest and preferred dividends payable	21,257	3,698	4,354	—	(452)	28,857
Taxes accrued, including revenue taxes	181,990	37,853	34,658	2,611	(11,356)	245,756
Regulatory liabilities	14,936	10,897	11,809	—	—	37,642
Wildfire tort-related claims	383,000	47,875	47,875	—	—	478,750
Other	94,425	32,763	29,697	176,249	(209,507)	123,627
Total current liabilities	899,043	190,120	307,335	178,860	(304,015)	1,271,343
Deferred credits and other liabilities
Operating lease liabilities	31,988	10,132	2,683	—	—	44,803
Finance lease liabilities	384,785	75,556	49,435	—	—	509,776
Deferred income taxes	—	8,711	30,589	—	(39,300)	—
Regulatory liabilities	906,257	231,965	147,657	—	—	1,285,879
Unamortized tax credits	49,387	10,017	10,435	—	—	69,839
Defined benefit pension plans liability	20,531	124	—	—	(14,211)	6,444
Wildfire tort-related claims	1,149,000	143,625	143,625	—	—	1,436,250
Other	75,187	21,197	29,762	—	—	126,146
Total deferred credits and other liabilities	2,617,135	501,327	414,186	—	(53,511)	3,479,137
Total capitalization and liabilities	$6,706,302	1,193,694	1,216,488	336,680	(1,062,205)	$8,390,959

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2024	$1,156,955	243,964	282,876	153,574	(680,414)	$1,156,955
Net income for common stock	123,954	14,298	5,071	4,246	(23,615)	123,954
Other comprehensive loss, net of tax benefits	(118)	(9)	(27)	—	36	(118)
Common stock dividends	(20,000)	—	—	—	—	(20,000)
Additional paid-in capital	287,790	400	286	—	(686)	287,790
Balance, September 30, 2025	$1,548,581	258,653	288,206	157,820	(704,679)	$1,548,581

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2023	$2,409,110	359,790	362,344	77	(722,211)	$2,409,110
Net income (loss) for common stock	(1,272,758)	(123,080)	(136,977)	1,424	258,633	(1,272,758)
Other comprehensive loss, net of tax benefits	(93)	(5)	(24)	—	29	(93)
Issuance of common stock, net of expenses	—	—	55,000	150,215	(205,215)	—
Common stock dividends	$(26,000)	—	—	—	—	$(26,000)
Additional paid-in capital	$—	400	286	—	(686)	$—
Balance, September 30, 2024	$1,110,259	237,105	280,629	151,716	(669,450)	$1,110,259

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$228,320	54,543	40,655	(3,515)	—	$320,003
Cash flows from investing activities
Capital expenditures	(130,207)	(49,738)	(73,982)	—	—	(253,927)
Advances to affiliates	(20,500)	—	—	—	20,500	—
Other	4,073	1,163	1,009	—	—	6,245
Net cash used in investing activities	(146,634)	(48,575)	(72,973)	—	20,500	(247,682)
Cash flows from financing activities
Common stock dividends	(20,000)	—	—	—	—	(20,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	—	—	—	—	(1,496)
Proceeds from capital contribution from parent	540	—	—	—	—	540
Repayment of short-term debt	(50,000)	—	—	—	—	(50,000)
Proceeds from issuance of long-term debt	500,000	—	—	—	—	500,000
Net increase in short-term borrowings from affiliate with original maturities of three months or less	—	—	20,500	—	(20,500)	—
Repayment of long-term debt	(166,000)	—	—	—	—	(166,000)
Payments of obligations under finance leases	(6,087)	(623)	(453)	—	—	(7,163)
Other	(7,986)	(142)	(351)	—	—	(8,479)
Net cash provided by (used in) financing activities	248,971	(765)	19,696	—	(20,500)	247,402
Net increase (decrease) in cash and cash equivalents	330,657	5,203	(12,622)	(3,515)	—	319,723
Cash and cash equivalents, beginning of period	118,367	31,534	16,456	17,791	—	184,148
Cash and cash equivalents, end of period	$449,024	36,737	3,834	14,276	—	$503,871

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by (used in) operating activities	$237,155	54,936	41,851	(9,212)	(2,082)	$322,648
Cash flows from investing activities
Capital expenditures	(141,000)	(39,405)	(63,895)	—	—	(244,300)
Advances to affiliates	(30,700)	—	—	—	30,700	—
Other	(18,696)	523	(1,012)	—	21,882	2,697
Net cash used in investing activities	(190,396)	(38,882)	(64,907)	—	52,582	(241,603)
Cash flows from financing activities
Common stock dividends	(26,000)	—	—	—	—	(26,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	—	—	—	—	(1,496)
Proceeds from issuance of common stock	—	—	—	19,800	(19,800)	—
Net increase in short-term borrowings from affiliate with original maturities of three months or less	—	—	30,700	—	(30,700)	—
Payments of obligations under finance leases	(5,233)	(470)	(173)	—	—	(5,876)
Other	(4,393)	(508)	(1,225)	—	—	(6,126)
Net cash provided by (used in) financing activities	(37,122)	(978)	29,302	19,800	(50,500)	(39,498)
Net increase in cash, cash equivalents and restricted cash	9,637	15,076	6,246	10,588	—	41,547
Cash, cash equivalents and restricted cash, beginning of period	91,755	10,658	5,587	77	—	108,077
Cash, cash equivalents and restricted cash, end of period	101,392	25,734	11,833	10,665	—	149,624
Less: Restricted cash	(2,000)	—	—	—	—	(2,000)
Cash and cash equivalents, end of period	$99,392	25,734	11,833	10,665	—	$147,624

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 5 · Credit agreements, long-term debt and changes in long-term debt
Credit agreements. The following table provides the credit agreement capacity, outstanding and undrawn component as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025			As of December 31, 2024
(in millions)	Capacity	Outstanding	Undrawn	Capacity	Outstanding	Undrawn
HEI corporate:
Unsecured revolving line of credit	$300	$31	$269	$175	$173	$2
Hawaiian Electric:
Unsecured revolving line of credit	300	—	300	200	166	34
ABL Facility[1]	244	—	244	239	—	239
Borrowing from HEI - standing commitment letter[2]	75	—	75	75	—	75
Short-term loan credit facility	—	—	—	50	50	—
Total Hawaiian Electric	619	—	619	564	216	348
Total Consolidated HEI[2]	$844	$31	$813	$664	$389	$275
1     Borrowing capacity is calculated based on eligible customer accounts receivable balance at the end of each period.
2     $75 million borrowing from HEI - standing commitment letter is eliminated in total consolidated HEI amounts.
Unsecured revolving line of credit. On September 5, 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated senior unsecured revolving credit facility (the HEI Revolving Facility and the Hawaiian Electric Revolving Facility, respectively) with a syndicate of eight financial institutions. The aggregate amount of revolving commitments under the HEI Revolving Facility was increased to $300 million from $175 million and includes a $25 million letter of credit sub-facility and a $30 million swingline sub-facility. The HEI Revolving Facility’s commitment termination date was extended to September 5, 2030 from May 14, 2027. The aggregate amount of revolving commitments available under the Hawaiian Electric Revolving Facility was increased to $300 million from $200 million and includes a $40 million letter of credit sub-facility and a $30 million swingline sub-facility. The Hawaiian Electric Revolving Facility’s term was extended to September 4, 2026, subject to an automatic extension to the earlier of (i) such date specified in a final order or approval of the PUC and (ii) if such order or approval is obtained, September 5, 2030. The Hawaiian Electric Revolving Facility also allows for commitment increases of up to an additional $75 million, subject to customary conditions. None of the facilities are collateralized.
Intercompany borrowing agreement. Under the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy effective January 1, 2020 (the Intercompany Borrowing Policy), HEI has committed to make revolving short-term loans to Hawaiian Electric pursuant to the terms set forth in the standing commitment letter dated December 6, 2024 (the 2024 Commitment Letter). For loans that mature on or before December 5, 2025, the 2024 Commitment Letter provides a borrowing limit of $75 million outstanding at any time and the applicable interest rate. Hawaiian Electric currently has no borrowings under the 2024 Commitment Letter.
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one additional year, subject to the consent of the lenders. Hawaiian Electric received the first and second approvals from the PUC for the ABL Credit Facility Agreement that allows short-term and long-term borrowings of up to $250 million on June 27, 2024 and October 11, 2024, respectively, subject to the availability of a sufficient borrowing base of eligible receivables. The ABL Facility became effective on July 24, 2024. As of September 30, 2025, total available capacity under the ABL Facility was $244 million, and remains undrawn.
Hawaiian Electric short term loan credit facility. On December 30, 2024, Hawaiian Electric entered into a term loan credit agreement for a $50 million commitment with a stated maturity date of December 29, 2025. Hawaiian Electric drew $50 million on December 30, 2024 at an interest rate of 7.50%. The term loan facility contains certain restrictive financial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
covenants that are substantially the same as the financial covenants contained in the Hawaiian Electric credit facilities. On September 30, 2025, Hawaiian Electric repaid the $50 million commitment and terminated the agreement.
Long-term debt. As of September 30, 2025, the Company and Hawaiian Electric were in compliance with all applicable financial covenants. The following table summarizes the long-term debt, net for the Company and Hawaiian Electric as of September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
All Other:
HEI 2.48%-6.10% senior notes due 2025-2052	$226,286	$610,000
Pacific Current subsidiaries nonrecourse debt[1]	—	122,025
HEI Revolving Facility SOFR + 2.50%, due 2030[2]	30,500	173,000
Less unamortized debt issuance costs and debt discount[1]	(628)	(6,681)
Less current portion long-term debt, net of unamortized debt issuance cost and debt discount[1]	(18,544)	(62,171)
All Other long term debt, net	237,614	836,173
Hawaiian Electric:
Special purpose revenue bonds and unsecured senior notes	2,195,000	1,742,000
Hawaiian Electric Revolving Facility SOFR + 2.25%, due 2026[3]	—	166,000
Less unamortized debt issuance costs	(12,467)	(6,786)
Less current portion long-term debt, net of unamortized debt issuance cost	(124,928)	(47,000)
Hawaiian Electric long term debt, net	2,057,605	1,854,214
HEI Consolidated long term debt, net	$2,295,219	$2,690,387
1     As of September 30, 2025, Pacific Current subsidiaries debt, current portion of long-term debt, unamortized debt issuance cost and debt discount are included in current liabilities held for sale. See “Assets held for sale-Mahipapa” in Note 3.
2     As of December 31, 2024, the HEI revolving credit facility rate was SOFR + 1.80%, due 2026 to 2027. See “Unsecured revolving line of credit” paragraph above.
3     As of December 31, 2024, the Hawaiian Electric revolving credit facility rate was SOFR + 1.80%, due 2026 to 2027. See “Unsecured revolving line of credit” paragraph above.
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
Hawaiian Electric notes. On September 18, 2025, pursuant to the July 24, 2025 PUC approval, Hawaiian Electric issued $500 million in unsecured senior notes with an interest rate of 6.00% (2025 Notes). The 2025 Notes will mature on October 1, 2033 and are not callable for three years. On or after October 1, 2028, Hawaiian Electric may, at its option, redeem the 2025 Notes, in whole or in part, upon notice requirements outlined in the 2025 Notes, at redemption prices (expressed as percentages of principal amount of the notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, to but not including the redemption date. The 2025 Notes contain certain restrictive financial covenants that are substantially the same as the financial covenants of the Utilities’ other unsecured senior notes.

Year	Percentage
2028	103.00%
2029	101.50%
2030 and thereafter	100.00%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 6 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2024	$—	$2,120	$1,341	$3,461	$2,786
Current period other comprehensive loss	—	(1,466)	(34)	(1,500)	(118)
Balance, September 30, 2025	$—	$654	$1,307	$1,961	$2,668
Balance, December 31, 2023	$(282,963)	$1,638	$(8,025)	$(289,350)	$2,849
Current period other comprehensive income (loss)	31,260	(220)	113	31,153	(93)
Balance, September 30, 2024	$(251,703)	$1,418	$(7,912)	$(258,197)	$2,756
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended September 30		Nine months ended September 30
(in thousands)	2025	2024	2025	2024
HEI consolidated
Amortization of unrealized holding losses on held-to-maturity securities	$—	$3,366	$—	$9,740	Assets of discontinued operations
Net realized gains on derivatives qualifying as cash flow hedges	(877)	(52)	(977)	(151)	Interest expense and gain on sale of subsidiaries
Retirement benefit plans:
Amortization of net gains recognized during the period in net periodic benefit cost	(540)	(1,244)	(1,553)	(2,138)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	552	1,333	1,519	2,251	See Note 8 for additional details
Total reclassifications	$(865)	$3,403	$(1,011)	$9,702
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of net gains recognized during the period in net periodic benefit cost	$(576)	$(1,331)	$(1,637)	$(2,344)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	552	1,333	1,519	2,251	See Note 8 for additional details
Total reclassifications	$(24)	$2	$(118)	$(93)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 7 · Revenues
The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in thousands)	Electric utility	All Other	Total	Electric utility	All Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$261,780	$—	$261,780	$735,308	$—	$735,308
Electric energy sales - commercial	251,288	—	251,288	724,796	—	724,796
Electric energy sales - large light and power	278,484	—	278,484	801,179	—	801,179
Electric energy sales - other	4,284	—	4,284	12,989	—	12,989
Other sales	—	3,158	3,158	—	11,030	11,030
Total revenues from contracts with customers	795,836	3,158	798,994	2,274,272	11,030	2,285,302
Revenues from other sources
Regulatory revenue	(17,864)	—	(17,864)	(33,522)	—	(33,522)
Other	9,456	24	9,480	27,526	1,766	29,292
Total revenues from other sources	(8,408)	24	(8,384)	(5,996)	1,766	(4,230)
Total revenues	$787,428	$3,182	$790,610	$2,268,276	$12,796	$2,281,072
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$795,836	$3,158	$798,994	$2,274,272	$11,030	$2,285,302

	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in thousands)	Electric utility	All Other	Total	Electric utility	All Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$272,541	$—	$272,541	$758,602	$—	$758,602
Electric energy sales - commercial	268,538	—	268,538	761,788	—	761,788
Electric energy sales - large light and power	294,421	—	294,421	846,448	—	846,448
Electric energy sales - other	4,532	—	4,532	14,087	—	14,087
Other sales	—	2,897	2,897	—	9,167	9,167
Total revenues from contracts with customers	840,032	2,897	842,929	2,380,925	9,167	2,390,092
Revenues from other sources
Regulatory revenue	(19,924)	—	(19,924)	780	—	780
Other	9,509	725	10,234	28,821	977	29,798
Total revenues from other sources	(10,415)	725	(9,690)	29,601	977	30,578
Total revenues	$829,617	$3,622	$833,239	$2,410,526	$10,144	$2,420,670
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$840,032	$2,897	$842,929	$2,380,925	$9,167	$2,390,092
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2024 or as of September 30, 2025. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s Condensed Consolidated Balance Sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
As of September 30, 2025, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers.
Note 8 · Retirement benefits
Unless otherwise noted, references within the retirement benefit footnote exclude discontinued operations.
Defined benefit pension and other postretirement benefit plans information.  The Company contributed $6 million ($6 million by the Utilities) to its pension and other postretirement benefit plans during the first nine months of 2025, compared to $5 million ($5 million by the Utilities) during the first nine months of 2024. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2025 is $12 million ($11 million by the Utilities), compared to $9 million ($9 million by the Utilities) in 2024. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2025, compared to $2 million ($1 million by the Utilities) paid in 2024.
The components of net periodic pension costs and net periodic benefit costs for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
HEI consolidated
Service cost	$10,900	$11,973	$245	$270	$30,796	$34,327	$741	$833
Interest cost	27,999	25,478	1,819	1,803	80,608	76,376	5,461	5,525
Expected return on plan assets	(33,845)	(34,606)	(3,512)	(3,490)	(101,558)	(103,800)	(10,532)	(10,462)
Amortization of net actuarial (gain)/losses	79	123	(808)	(758)	209	251	(2,300)	(2,172)
Net periodic pension/benefit cost (return)	5,133	2,968	(2,256)	(2,175)	10,055	7,154	(6,630)	(6,276)
Impact of PUC D&Os	15,200	17,406	2,138	2,052	50,799	53,585	6,187	5,827
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,333	$20,374	$(118)	$(123)	$60,854	$60,739	$(443)	$(449)
Hawaiian Electric consolidated
Service cost	$10,655	$11,670	$242	$266	$30,065	$33,502	$732	$822
Interest cost	27,101	24,615	1,731	1,721	77,960	73,869	5,212	5,279
Expected return on plan assets	(33,041)	(33,769)	(3,464)	(3,438)	(99,142)	(101,321)	(10,387)	(10,306)
Amortization of net actuarial (gain)/losses	34	51	(811)	(742)	81	74	(2,285)	(2,130)
Net periodic pension/benefit cost (return)	4,749	2,567	(2,302)	(2,193)	8,964	6,124	(6,728)	(6,335)
Impact of PUC D&Os	15,200	17,406	2,138	2,052	50,799	53,585	6,187	5,827
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,949	$19,973	$(164)	$(141)	$59,763	$59,709	$(541)	$(508)
HEI consolidated recorded retirement benefits expense of $35 million ($34 million by the Utilities) in the first nine months of 2025, comparable to 2024, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2025 and 2024, the Company’s expenses and cash contributions for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan were $6.2 million and $5.7 million, respectively. For the first nine months of 2025 and 2024, the Utilities’ expenses and cash

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
contributions for its defined contribution plan under the Hawaiian Electric Industries Retirement Savings Plan were $5.9 million and $5.5 million, respectively.
Note 9 · Share-based compensation
As a result of the ASB sale transaction on December 31, 2024, previously recorded share-based awards to ASB participants under the EIP (defined below) were cancelled. Unless otherwise noted, amounts in the share-based compensation footnote include discontinued operations.
Under the 2010 Equity and Incentive Plan, as amended and restated effective February 9, 2024 (EIP), HEI can issue shares of common stock as incentive compensation to nonemployee directors and selected employees and consultants in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards.
As of September 30, 2025, approximately 2.5 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 1.3 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI and its principal subsidiaries. As of September 30, 2025, there were 41,964 shares remaining available for future issuance under the 2011 Director Plan. After all of the shares remaining under the 2011 Director Plan have been issued or reserved for issuance, nonemployee director grants of common stock will be made under the EIP, which was amended in 2024 to provide for nonemployee director grants.
Share-based compensation expense and the related income tax benefit from continuing operations were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2025	2024	2025	2024
HEI consolidated
Share-based compensation expense (benefit) [1]	$(0.6)	$(0.3)	$2.9	$2.2
Income tax benefit (expense)	(0.1)	—	0.4	0.2
Hawaiian Electric consolidated
Share-based compensation expense (benefit) [1]	(0.2)	(0.1)	1.6	1.1
Income tax benefit (expense)	—	(0.1)	0.3	0.1
1    For the three and nine months ended September 30, 2025 and 2024, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in millions)	2025	2024	2025	2024
Shares granted	8,623	—	126,213	—
Fair value	$0.1	$—	$1.3	$—
Income tax benefit	—	—	0.3	—
The number of shares issued to each nonemployee director of HEI and its principal subsidiaries is determined based on the closing price of HEI common stock on the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2025		2024		2025		2024
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	22,172	$42.41	89,869	$42.08	65,628	$42.09	189,024	$41.23
Granted	—	—	—	—	—	—	—	—
Vested	—	—	—	—	(42,452)	41.92	(98,084)	40.43
Forfeited	—	—	—	—	(1,004)	42.41	(1,071)	41.97
Outstanding, end of period	22,172	$42.41	89,869	$42.08	22,172	$42.41	89,869	$42.08
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$—		$—
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2025 and 2024, total restricted stock units and related dividends that vested had a fair value of $0.5 million and $1.4 million, respectively, and the related tax benefits were $0.1 million and $0.3 million, respectively.
As of September 30, 2025, there was $0.3 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 0.4 years.
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
LTIP linked to TSR (payout modifier for 2025-27 LTIP and performance goal).  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended September 30				Nine months ended September 30
	2025		2024		2025		2024
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	543,467	$13.50	109,262	$33.75	98,441	$31.36	76,477	$50.11
Granted	—	—	—	—	462,313	11.25	62,152	17.28
Vested (issued or unissued and cancelled)	—	—	—	—	(17,287)	54.92	(28,577)	41.12
Forfeited	—	—	—	—	—	—	(790)	55.64
Outstanding, end of period	543,467	$13.50	109,262	$33.75	543,467	$13.50	109,262	$33.75
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$5.2		$1.1
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
As of September 30, 2025, there was $4.4 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 2.1 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2025		2024		2025		2024
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	438,967	$18.17	561,812	$23.25	438,967	$18.17	327,085	$39.44
Granted	—	—	—	—	—	—	362,963	13.09
Vested	—	—	—	—	—	—	(113,118)	34.93
Increase above target/(cancelled) due to performance	(57,007)	42.41	(49,603)	41.32	(57,007)	42.41	(61,556)	41.52
Forfeited	—	—	—	—	—	—	(3,165)	42.06
Outstanding, end of period	381,960	$14.55	512,209	$21.50	381,960	$14.55	512,209	$21.50
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—		$—		$4.8
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2025. For the nine months ended September 30, 2024, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and the related tax benefits were $0.4 million.
As of September 30, 2025, there was $2.0 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.2 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 10 · Income taxes
The Company’s effective tax rate (combined federal and state income tax rates) for the nine months ended September 30, 2025 was 25% tax expense. This rate differs from the combined statutory rates, primarily due to the Utilities’ amortization of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act reduction in tax rate from 35% to 21%, partially offset by recapture of investment tax credits and higher executive compensation limitations.
The Company’s effective tax rate was 26% tax benefit for the nine months ended September 30, 2024.
The Company’s effective tax rate for the first nine months of 2025 was lower than the comparable period in 2024 primarily due to the substantial pre-tax loss in 2024 resulting from the accrual of the loss contingencies related to the wildfire tort-related claims and because the impact of permanent items had a smaller impact on the effective rate in prior year, partially offset by recapture of investment tax credits and lower research and development tax credit claims in 2025.
The Utilities’ effective tax rate (combined federal and state income tax rates) for the nine months ended September 30, 2025 was 22% tax expense. This rate differs from the combined statutory rates, primarily due to the Utilities’ amortization of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act reduction in tax rate from 35% to 21%, partially offset by higher executive compensation limitations.
The Utilities’ effective tax rate was 26% tax benefit for the nine months ended September 30, 2024.
The Utilities’ effective tax rate for the first nine months of 2025 was lower than the comparable period in 2024 primarily due to the substantial pre-tax loss in 2024 resulting from the accrual of the loss contingencies related to the wildfire tort-related claims and because the impact of permanent items had a smaller impact on the effective rate in prior year, partially offset by lower research and development credit claims in 2025.
In the third quarter of fiscal 2025, federal tax legislation, commonly referred to as the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions, was signed into law in the United States on July 4, 2025. For the current period including enactment, the Company recognized the impacts of the provisions, including the deduction of current year research and experimentation expenses. While the legislation is not expected to have a material impact on the Company’s financial statements, the Company will continue to assess the legislation’s impact on future reporting periods.

The Company currently has no open Internal Revenue Service or State income tax audits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 11 · Cash flows

Nine months ended September 30	2025	2024
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Activities from continuing operations:
Interest paid to non-affiliates, net of amounts capitalized	$71	$84
Interest paid on finance lease obligations	29	23
Income taxes paid (including refundable credits)	28	30
Income taxes refunded (including refundable credits)	4	—
Activities from discontinued operations:
Interest paid to non-affiliates, net of amounts capitalized	—	91
Income taxes paid (including refundable credits)	—	4
Hawaiian Electric consolidated
Interest paid to non-affiliates, net of amounts capitalized	53	59
Interest paid on finance lease obligations	29	23
Income taxes paid (including refundable credits)	39	53
Income taxes refunded (including refundable credits)	5	—
Supplemental disclosures of noncash activities
HEI consolidated
Activities from continuing operations:
Property, plant and equipment:
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	66	33
Right-of-use assets obtained in exchange for finance lease obligations (financing)	51	108
Common stock issued (gross) for nonemployee director and executive/management compensation (financing) [1]	2	2
Debt assumed by buyer - sale of subsidiaries (financing)	67	—
Activities from discontinued operations:
Loans transferred from held for investment to held for sale (investing)	—	29
Right-of-use assets obtained in exchange for operating lease obligations (investing)	—	4
Common stock issued (gross) for nonemployee director and executive/management compensation (financing) [1]	—	1
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	66	33
Right-of-use assets obtained in exchange for finance lease obligations (financing)	51	107
Capital contribution from parent of a membership interest in an unconsolidated affiliate (financing)	287	—
HEI consolidated (continuing operations) and Hawaiian Electric consolidated
Estimated fair value of noncash contributions in aid of construction (investing)	5	9
Reduction of long-term debt from funds previously transferred for repayment (financing)	47	—
1 The amounts shown represent the market value of common stock issued for nonemployee director and executive/management compensation and withheld to satisfy statutory tax liabilities.

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
The sale of solar and BESS facilities (See Note 3) included variable interest rate debt assumed by the buyer as part of the transaction. As a result of the sale, the interest rate swap agreements that had been designated as cash flow hedges of interest payments were terminated. The derivatives had a notional amount of $27.8 million and a fair value of $1.0 million at termination. $0.8 million, net of taxes, was reclassified from other comprehensive income to earnings. The terminated swaps were previously classified as Level 2 instruments under the fair value hierarchy. Derivatives measured at fair value on a recurring basis were previously included in “Other noncurrent assets” and “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The following table presents the carrying or notional amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments.

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
September 30, 2025
Financial assets
HEI consolidated
Money market mutual funds	$925,258	$925,258	$—	$925,258
Hawaiian Electric consolidated
Money market mutual funds	402,575	402,575	—	402,575
Financial liabilities
HEI consolidated
Long-term debt, net	2,438,691	—	2,104,038	2,104,038
Hawaiian Electric consolidated
Long-term debt, net	2,182,533	—	1,871,292	1,871,292
December 31, 2024
Financial assets
HEI consolidated
Money market mutual funds	$1,162,259	$1,162,259	$—	$1,162,259
Derivative assets	29,312	—	1,629	1,629
Hawaiian Electric consolidated
Money market mutual funds	115,599	115,599	—	115,599
Financial liabilities
HEI consolidated
Short-term borrowings, net	48,623	—	48,623	48,623
Long-term debt, net	2,799,558	—	2,196,403	2,196,403
Hawaiian Electric consolidated
Short-term borrowings, net	48,623	—	48,623	48,623
Long-term debt, net	1,901,214	—	1,446,316	1,446,316
Assets and liabilities measured at fair value on a recurring basis include money market mutual funds. Money market mutual funds are included in “Cash and cash equivalents” and “Restricted cash” in the Condensed Consolidated Balance Sheets.
There were no Level 3 assets as of September 30, 2025 and December 31, 2024.
Note 13 · Subsequent event
Cumulative preferred stock redemption. On October 15, 2025, the Utilities redeemed all of their issued and outstanding cumulative preferred stock for a total of $35.3 million. The cumulative preferred stock of each series was redeemed with its respective premiums, if applicable. Dividends on the cumulative preferred stock ceased to accrue on October 15, 2025. Upon redemption, all rights of the preferred stock holders ceased to exist, except for the right to payment of the redemption price. The loss on redemption of cumulative preferred stock was $1.8 million, which was recorded to additional paid-in capital.

September 30, 2025	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100

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
HEI consolidated
Recent developments. See also “Recent developments” in Hawaiian Electric’s MD&A and Note 2 of the Condensed Consolidated Financial Statements, which includes recent updates and disclosures relating to the Maui windstorm and wildfires.
On September 5, 2025, HEI and Hawaiian Electric each amended their senior unsecured revolving credit facility (the HEI Revolving Facility and the Hawaiian Electric Revolving Facility, respectively) resulting in increased borrowing capacities and available liquidity. HEI increased its revolving commitments available under the HEI Revolving Facility to $300 million from $175 million and extended the termination date to September 5, 2030 from May 14, 2027. Hawaiian Electric increased its revolving commitments available under the Hawaiian Electric Revolving Facility to $300 million from $200 million and extended the termination date to September 4, 2026, subject to an automatic extension to the earlier of (i) such date specified in a final order or approval of the PUC and (ii) if such order or approval is obtained, September 5, 2030. The Hawaiian Electric Revolving Facility also allows for commitment increases of up to an additional $75 million, subject to customary conditions. Refer to Note 5 of the Condensed Consolidated Financial Statements for additional terms of the amended credit facilities.
In addition, on September 18, 2025, Hawaiian Electric issued $500 million in unsecured senior notes with an interest rate of 6.00% and maturing on October 1, 2033. See Note 5 of the Condensed Consolidated Financial Statements for additional terms of the unsecured senior notes. A portion of the proceeds was used to repay the outstanding balance of the Utilities’ revolving and term loan facilities and the remaining proceeds are intended to be used to 1) finance capital expenditures, 2) repay long-term debt and short-term debt used to finance or refinance capital expenditures, and 3) reimburse funds used for the payment of capital expenditures.
In June 2025, the Utilities submitted a request with the PUC to terminate or suspend the Affiliate Transaction Requirements (ATRs). Beginning in 2024 and continuing in 2025, HEI has embarked on a strategy to divest all of its affiliated companies other than the Utilities, intending for the Utilities to be HEI’s sole operating company. Termination of the ATRs would allow implementation of a corporate integration, under which all HEI employees would move to the Utilities. A few Hawaiian Electric officer positions would also manage and operate HEI (dual-hatted executives) and the HEI and Hawaiian Electric boards of directors would be comprised of a single set of individuals. In September 2025, the PUC dismissed the request without prejudice. In its order, the PUC provided guidance on the topics to be addressed in any future request. On October 31, 2025 HEI and Hawaiian Electric filed a revised request with the PUC to terminate or suspend the ATRs.
On November 5, 2025, the parties of the securities class action lawsuit related to the Maui windstorm and wildfires, signed a binding term sheet to settle the Securities Action (the Securities Action Term Sheet) following negotiations facilitated by a mediator. The Securities Action Term Sheet calls for the parties to prepare and execute a definitive stipulation of settlement (Securities Action Stipulation of Settlement) that will provide for the complete resolution, compromise, and settlement of the Securities Action in exchange for a payment by the Company of $47.8 million (the Securities Action Settlement Amount). The Securities Action Settlement Amount will be fully funded by the proceeds of the Derivative Settlement discussed below. The settlement of the Securities Action is conditioned on, among other things, the finalization of the Securities Action Stipulation of Settlement; approval by the boards of the Company and Hawaiian Electric of the Securities Action Stipulation of Settlement; timely funding of the Securities Action Settlement Amount; the finalization of the Derivative Stipulation of Settlement (defined and discussed below) by February 28, 2026; final court approval of the Derivative Stipulation Settlement; both preliminary and final court approval of the Securities Action Stipulation of Settlement; and entry of a judgment of dismissal following final court approval of the Securities Action Stipulation of Settlement. In connection with the settlement of the Securities Action, there will be no admission of liability by the Company or any defendants and the Company, the defendants, and related persons will receive a customary full release of all claims.
In addition, on November 5, 2025, the parties of the shareholder derivative lawsuits related to the Maui windstorm and wildfires, signed a binding term sheet (the Derivative Litigation Term Sheet) to settle all of the outstanding derivative actions described above (the Derivative Litigation Matters). The Derivative Litigation Term Sheet was signed following negotiations facilitated by a mediator. The Derivative Litigation Term Sheet calls for the parties to prepare and execute a definitive settlement agreement (the Derivative Litigation Settlement Agreement) that will provide for a complete resolution, compromise, and settlement of the claims asserted in the Derivative Litigation Matters in exchange for a payment on behalf of the individual defendants by the Company’s insurers in the amount of $100 million (the Derivative Settlement Proceeds, which is to be fully funded by the directors and officers’ liability insurance policies). The Derivative Settlement is conditioned on, among other things, timely funding of the Derivative Settlement Proceeds by the insurers; the approval by the boards of HEI and Hawaiian Electric (including their independent, non-defendant directors) of Derivative Litigation Settlement Agreement; final court approval of the Derivative Litigation Settlement Agreement; and entry of final judgment and orders of dismissal in the Derivative Litigation Matters. The plaintiffs’ counsel intends to request court approval for attorneys’ fees of 25% of the Derivative Settlement Proceeds, plus expenses not to exceed $475,000. In connection with the settlement of the Derivative Litigation Matters, there will be no admissions of liability and the defendants, and related persons will receive a customary full release of all claims.
In connection with the execution of the Securities Action Term Sheet, HEI accrued, as of September 30, 2025, $47.8 million, and concurrently, recorded an insurance reimbursement receivable of an equivalent amount as the recovery of the agreed settlement payment under its directors and officers liability insurance policy is deemed probable.
For further discussion of the impacts of inflation and other macro-economic factors impacting the Utilities, see “Recent Developments” in the Electric utility section below. See also “Economic conditions” below for further discussion of the economic impact of recent events.
RESULTS OF OPERATIONS

	Three months ended September 30		%
(in thousands)	2025	2024	change	Primary reason(s)[1]
Revenues	$790,610	$833,239	(5)	Decrease in the electric utility and all other segments.
Operating income (loss)	52,046	(149,720)	NM
Increase due to recordation of $163 million adjustment to the tort-related claims, net of insurance recovery, in the prior year period at the electric utility and $35.2 million impairment charge in the prior year at Pacific Current.

Income (loss) from continuing operations for common stock	$30,747	$(123,180)	NM
Higher income for the electric utility due to the recordation of adjustment to the tort-related claims, net of insurance recovery, in the prior year period and lower loss for all other segment due to the impairment charge at Pacific Current in prior year.

Income from discontinued operations	—	18,778	NM	Decrease related to the sale of the bank segment in December 2024.
Net income (loss) for common stock	$30,747	$(104,402)	NM
Higher net income related to the recordation of adjustment to the tort-related claims, net of insurance recovery, for the electric utility in the prior year period and lower loss for all other segment due to the impairment charge at Pacific Current in prior year, partly offset by the sale of the bank segment in December 2024.

	Nine months ended September 30		%
(in thousands)	2025	2024	change	Primary reason(s)[1]
Revenues	$2,281,072	$2,420,670	(6)	Decrease in the electric utility, partly offset by an increase in the all other segment.
Operating income (loss)	168,213	(1,760,422)	NM
Increase due to recordation of $1.87 billion of tort-related claims, net of insurance recovery, in the prior year period at the electric utility and $35.2 million impairment charge in the prior year at Pacific Current.

Income (loss) from continuing operations for common stock	$83,503	$(1,351,689)	NM
Higher income for the electric utility due to the recordation of tort-related claims, net of insurance recovery, in the prior year period and lower loss for all other segment due to the impairment charge at Pacific Current in prior year.

Loss from discontinued operations	—	(6,075)	NM	Increase related to the sale of the bank segment in December 2024.
Net income (loss) for common stock	$83,503	$(1,357,764)	NM
Higher net income related to the recordation of tort-related claims, net of insurance recovery, for the electric utility in the prior year period, lower loss for all other segment due to the impairment charge at Pacific Current in prior year and the sale of the bank segment in December 2024.

1    Also, see the all other segment discussion below.
NM - Not meaningful.
The Company’s effective tax rates for the first nine months of 2025 and 2024 were 25% tax expense and 26% tax benefit, respectively. The Company’s effective tax rates for the third quarters of 2025 and 2024 were 22% tax expense and 29% tax benefit, respectively. The effective tax rates for the third quarter and first nine months of 2025 were lower than the comparable periods in 2024 primarily due to the substantial pre-tax loss in 2024 resulting from the Utilities’ accrual of the loss contingencies related to the wildfire tort-related claims and because the impact of permanent items had a smaller impact on the effective rates in prior year comparable periods, partially offset by lower research and development tax credit claims in 2025.
Maui windstorm and wildfires related expenses, net. For the three and nine months ended September 30, 2025 and 2024, the Company’s incremental expenses related to the Maui windstorm and wildfires as discussed in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in thousands)	Electric utility	All Other segment	HEI Consolidated	Electric utility	All Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$4,316	$1,478	$5,794	$12,469	$8,063	$20,532
Outside services expense	—	—	—	—	135	135
Wildfire securities-related claims	—	47,750	47,750	—	47,750	47,750
Other expense	5,791	101	5,892	17,278	401	17,679
Interest expense	131	267	398	2,543	756	3,299
Total Maui windstorm and wildfires related expenses	10,238	49,596	59,834	32,290	57,105	89,395
Insurance recoveries[1]	(430)	(48,640)	(49,070)	126	(53,500)	(53,374)
Deferral treatment approved by the PUC[2]	(6,237)	—	(6,237)	(21,809)	—	(21,809)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$3,571	$956	$4,527	$10,607	$3,605	$14,212

	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in thousands)	Electric utility	All Other segment	HEI Consolidated[4]	Electric utility	All Other segment	HEI Consolidated[4]
Maui windstorm and wildfires related expenses:
Legal expenses	$11,821	$5,384	$17,205	$40,169	$16,161	$56,330
Outside services expense	639	316	955	2,420	1,053	3,473
Wildfire tort-related claims	203,000	—	203,000	1,915,000	—	1,915,000
Other expense[3]	10,257	649	10,906	25,139	1,983	27,122
Interest expense	2,533	905	3,438	8,964	2,685	11,649
Total Maui windstorm and wildfires related expenses	228,250	7,254	235,504	1,991,692	21,882	2,013,574
Insurance recoveries	(49,625)	(2,533)	(52,158)	(75,973)	(7,637)	(83,610)
Deferral treatment approved by the PUC[2]	(8,589)	—	(8,589)	(24,143)	—	(24,143)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$170,036	$4,721	$174,757	$1,891,576	$14,245	$1,905,821
1    HEI consolidated includes insurance recovery related to the proposed settlement of the securities class action of $47.8 million for the three and nine months ended September 30, 2025. Also, includes adjustments related to costs that are no longer probable of recovery under the insurance policies. For the three and nine months ended September 30, 2025, HEI consolidated and Electric utility adjustments amount to $1.0 million and $7.6 million, respectively, of which, $0.5 million and $4.5 million were deferred to a regulatory asset, respectively, and are reported on the line “Deferral treatment approved by the PUC.”
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
3    Includes $3.9 million ($3.5 million by the Utilities) and $14.5 million ($13.1 million by the Utilities) pursuant to an agreement to settle indemnification claims asserted by the State of Hawaii, for the three and nine months ended September 30, 2024, respectively. Also includes $3.5 million accrual related to the Utilities’ share of settlement administration fees for both the three and nine months ended September 30, 2024. See Note 2 of the Condensed Consolidated Financial Statements.
4    Excludes expenses related to discontinued operations amounting to $0.9 million and $1.2 million for the three and nine months ended September 30, 2024, respectively.
Note: All Other segment Maui windstorm and wildfires related expenses (legal, outside services, wildfire securities-related claims and other) and insurance recoveries are included in “Expenses-Other” and interest expense is included in “Interest expense, net” on the HEI and subsidiaries Condensed Consolidated Statements of Income. See Electric utility section below for more detail.
From August 8, 2023 through September 30, 2025, HEI and its subsidiaries have incurred approximately $2.3 billion of Maui windstorm and wildfires related expenses, including the Utilities’ estimate of the losses related to a settlement of all wildfire tort-related legal claims and cross claims, the One ‘Ohana Initiative contribution and $47.8 million related to the securities class action settlement. Certain of these costs are reimbursable under excess liability insurance, professional liability and directors and officers liability insurance policies. As of September 30, 2025, HEI and its subsidiaries have approximately $11 million, nil and $72 million of insurance coverage remaining under the excess liability, professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs, including the securities class action settlement, and recognized as a receivable as of the quarter end.
With the Company accruing its losses related to a settlement of all wildfire tort-related legal claims and cross claims as of September 30, 2025, the Company expects the Electric utility and HEI to use the remaining $11 million of insurance coverage under its excess liability policy primarily for legal expenditures, in excess of amounts deferred, in connection with the Maui windstorm and wildfires.

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
In the third quarter of 2025, the average daily passenger count was 3.7% lower than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, including Japanese travelers, remaining at lower levels. In the third quarter, international visitor arrivals (excluding Japan) remained 22.1% below 2019 levels. Due to the weak yen, Japanese visitors are 39.6% below 2019 levels.
Hawaii’s seasonally adjusted unemployment rate in August 2025 was 2.7%, slightly lower than the August 2024 rate of 3.0%. The national unemployment rate in August 2025 was 4.3%, slightly higher than the August 2024 rate of 4.2%. According to a recent forecast by UHERO, issued on September 26, 2025, jobs in the State will increase by 0.7% in 2025 before decreasing by 0.4% in 2026.
Hawaii real estate activity through September 2025, as indicated by Oahu’s home resale market, resulted in a 1.0% decrease in the median sales price for condominiums and an increase of 4.1% for single-family homes compared to the same period in 2024. The median single-family home price was $1,145,000 in September, slightly lower than the all-time high of $1,185,000, set earlier this year in February. The number of closed sales through September 2025 saw a 3.0% decrease for condominiums and a 0.8% increase for single-family residential homes compared to the same period in 2024.
Hawaii’s petroleum product prices relate to the crude oil in international markets. The price of crude oil has decreased 13.6% over the same quarter in the prior year.
At its October 29, 2025 meeting, the Federal Open Market Committee (FOMC) decided to lower the federal funds rate target range to 3.75% to 4%. The FOMC noted that economic growth has moderated, with job gains slowing and unemployment edging up. They further noted that uncertainty around the economic outlook remains elevated, and that they remain attentive to risks on both sides of its dual mandate of achieving maximum employment and 2 percent inflation over the longer run. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities, agency debt and agency mortgage-backed securities.
UHERO forecasts full year 2025 real GDP growth of 1.7%, a decrease in total visitor arrivals of 1.3%, an increase in real personal income of 1.3%, and an unemployment rate of 3.0% for the State. According to UHERO, Hawaii’s economic outlook remains poor, with U.S. trade policy negatively impacting international visitor markets, hurting local tourism, combined with tariffs and economic uncertainty weighing on the broader U.S. economy. Construction continues to be the only major source of economic strength in Hawaii, supported by large federal contracts and other public projects. UHERO forecasts a mild recession in Hawaii over the next year, with growing risk for a more significant economic downturn.
See also “Recent Developments” in the “Electric utility” section below for further discussion of the economic impact of recent events.

All Other segment. The “All Other” business segment net loss includes results of the stand-alone corporate operations of HEI, ASB Hawaii, GLST1 and Pacific Current.

	Three months ended September 30
(in thousands)	2025	2024	Change	Primary reason(s)
Revenues	$3,182	$3,622	$(440)	The revenues for the third quarter of 2025 were lower than the comparable period in 2024 primarily due to lower sales at Pacific Current[1] subsidiaries.
Operating loss	(10,747)	(45,156)	34,409
The lower operating loss is due to a $35.2 million impairment loss on certain long-lived assets at Pacific Current in prior year. Corporate expenses for the third quarter of 2025 were $0.7 million lower than the same period in 2024, primarily due to lower wildfire legal and other expenses.

Net loss	(6,241)	(40,595)	34,354
Lower operating losses due to the same factors cited for the change in operating loss above, lower interest expense (due to $384 million paydown in April) and higher interest income. Also see effective tax rate explanations above.

	Nine months ended September 30
(in thousands)	2025	2024	Change	Primary reason(s)
Revenues	$12,796	$10,144	$2,652	The revenues for the first nine months of 2025 were higher than the comparable period in 2024 primarily due to higher sales at Pacific Current[1] subsidiaries.
Operating loss	(35,061)	(74,773)	39,712
The first nine months of 2025 and 2024 include $9.6 million and $45.7 million of operating loss, respectively, from Pacific Current[1]. The lower operating loss is due to a $35.2 million impairment loss on certain long-lived assets at Pacific Current in prior year third quarter, a $4.0 million impairment loss on assets damaged in a March 2024 fire at Mahipapa and Hamakua Energy’s and Mahipapa’s facilities being shut down for repairs in the prior year period resulting in lower revenues and higher expenses in the prior year period. Corporate expenses for the first nine months of 2025 were $3.4 million lower than the same period in 2024, primarily due to lower wildfire legal and other expenses.

Net loss	(40,451)	(78,931)	38,480
Lower operating losses due to the same factors cited for the change in operating loss above, higher interest income and lower interest expense (due to $384 million paydown in April 2025), partly offset by a loss on sale of Hamakua Holdings on March 10, 2025. Also see effective tax rate explanations above.

1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) up until the close of its sale on March 10, 2025, are eliminated in consolidation.
The “All Other” business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and the results of HEI’s subsidiaries, GLST1 and Pacific Current. Significant investments of Pacific Current made through its subsidiaries include: Pacific Current’s indirect subsidiary up until the close of its sale on March 10, 2025, Hamakua Energy, which owned a 60-MW combined cycle power plant on Hawaii Island that provides electricity to Hawaii Electric Light; Pacific Current’s solar project subsidiaries up until the close of the Solar Asset Disposition effective August 1, 2025, which includes Mauo, which owned solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Alenuihaha Developments, LLC, which owned a collection of renewable energy assets on Oahu and Kauai, and Ka‘ie‘ie Waho Company, LLC, which owned a 6-MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative; Pacific Current’s remaining operating subsidiary, Mahipapa, which owns a 7.5-MW nameplate biomass facility on Kauai; as well as eliminations of intercompany transactions.
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
As part of HEI’s comprehensive review of strategic options for Pacific Current, on August 1, 2025, Pacific Current, through an indirect subsidiary, sold all of the membership interests in Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC and Upena, LLC. See Note 3 of the Condensed Consolidated Financial Statements for more information.
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
The Company’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of its businesses remain strong, the Company took prudent and measured actions to reinforce its commitment to serving the community for the long term. Subsequent to the Maui windstorm and wildfires, in August 2023, HEI and Hawaiian Electric fully drew down $175 million and $200 million, respectively, on their previously existing revolving credit facilities. On September 5, 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated credit agreement with a syndicate of eight financial institutions, increasing each of their committed capacities to $300 million (see Note 5 of the Condensed Consolidated Financial Statements). As of September 30, 2025, HEI and Hawaiian Electric’s revolving credit facilities balances were $31 million and nil, respectively. The Company has taken additional prudent measures to strengthen its financial position while continuing to provide reliable service to its customers and reinforcing HEI’s commitment to serving the community for the long term, including the Utilities entering into an asset-based credit facility that allows the Utilities to borrow up to $250 million and HEI registering with the SEC an at-the-market offering program under which HEI may offer and sell up to $250 million of its common stock. Additional proactive measures included suspending the quarterly cash dividend on HEI’s common stock after payment of the second quarter dividend in September 2023 and reducing or eliminating discretionary costs.
As of September 30, 2025, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax), related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on the Company’s and Utilities’ Condensed Consolidated Balance Sheets. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock in a registered offering, raising net proceeds of approximately $557.7 million and subsequently transferred the first payment into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds.

The following table provides the components of available liquidity as of September 30, 2025. See “Liquidity and capital resources” in Hawaiian Electric’s MD&A below for components of its available liquidity under existing credit facilities as of September 30, 2025.

	As of September 30, 2025
(in millions)	Capacity	Outstanding	Undrawn
Electric Utility
Total credit, excluding standing commitment letter with HEI[1]	$544	$—	$544
Total available credit - Electric Utility[2]			$544

All Other
Unsecured revolving line of credit	$300	$31	$269
At-the-market program	250	—	250
Total credit and other liquidity - All Other	550	31	519
Total available credit and other liquidity - All Other			$519

Consolidated cash and cash equivalents			548
Total available liquidity from cash and under existing credit and equity program			$1,611
1     Pursuant to an HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy which provides Hawaiian Electric a borrowing commitment of $75 million. Hawaiian Electric currently has no borrowings under this policy. See Note 5 of the Condensed Consolidated Financial Statements for a description of the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy.
2    Additionally, as of September 30, 2025 the Electric Utilities had no commercial paper outstanding, and Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $82.7 million, respectively, which intercompany borrowings are eliminated in consolidation.
As of September 30, 2025, HEI consolidated had $2.5 billion of long-term debt and short-term debt, of which $144 million is due or expected to be repaid within 12 months. On April 9, 2025, pursuant to a March 5, 2025 offer tendered to, and accepted by, each holder of its existing note purchase agreements, HEI repaid a ratable portion of each note using the net cash proceeds from the recent sale of ASB amounting to $384 million. Additionally, HEI repaid $20 million of its unsecured revolving line of credit in the third quarter of 2025.
Management believes with the Company’s cash and cash equivalents amount of $548 million and GLST1’s restricted cash amount of $479 million, both as of September 30, 2025, the available capacity on Hawaiian Electric’s ABL Facility and HEI’s and Hawaiian Electric’s increased borrowing capacities of their unsecured lines of credit, additional liquidity under HEI’s registered at-the-market offering program, the Company has adequate cash to meet its financial obligations and sustain operations in the short term, including available sufficient liquidity to fund the first installment of the settlement of wildfire tort claims expected to be made no sooner than early 2026 and its other cash obligations for the next 12 months following the issuance of its September 30, 2025 financial statements.
The Company expects that liquidity will continue to be impacted in the long term primarily due to the remaining liability payments to settle wildfire claims; the result of the August 2023 downgrades of their credit ratings to below investment grade which limits the Company from accessing unsecured, short-term borrowings and continues to restrict access to the capital markets and other sources of debt and equity financing on favorable terms; and higher working capital requirements resulting from inflation and elevated fuel prices. Although the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims, the Company is currently working with its financial advisors on a financing plan to raise the additional capital necessary to fund the remaining settlement of wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. If the financing plans are unsuccessful, the Company may need to consider other strategic alternatives.
For the Utilities, while fuel prices have moderated from their highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and have resulted in higher customer accounts receivable balances as fuel is consumed and billed to customers. Arrears balances have declined to near pre-pandemic levels as the Utilities continue returning to pre-pandemic collection policies, except on Maui, where the moratorium on disconnections remains in place. While the Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, the Maui windstorm and wildfires have and will continue to lead to higher bad debt expense. As of September 30, 2025, approximately $15.0 million of the Utilities’ accounts receivables were over 30 days past due, which is a decrease of approximately 18% since December 2024. In addition to the cash flow impact from delayed collection of accounts receivable in arrears, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below).
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
HEI Consolidated material cash requirements. Material cash requirements of HEI Consolidated include: payments related to settlement of tort-related legal claims and cross claims; Utility-related capital expenditures (including capital expenditures related to wildfires and wildfire mitigations), labor and benefits costs, O&M expenses, legal and consulting costs related to the Maui windstorm and wildfires, fuel and purchase power costs, and debt and interest payments; HEI-related labor and benefits costs, debt and interest payments and legal and consulting costs related to the Maui windstorm and wildfires and HEI equity contributions to support Pacific Current’s remaining operating subsidiary.
The consolidated capital structure of HEI was as follows:

(dollars in millions)	September 30, 2025		December 31, 2024
Short-term borrowings, net	$—	—%	$49	1%
Long-term debt, net	2,439	60	2,800	64
Preferred stock of subsidiaries[1]	34	1	34	1
Common stock equity	1,564	39	1,479	34
	$4,037	100%	$4,362	100%
1     On October 15, 2025, the Utilities redeemed all of their respective outstanding shares of preferred stock.
Prior to the Maui windstorm and wildfires, HEI utilized short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of September 30, 2025. Historically, HEI also periodically utilized unsecured long-term debt to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes. The downgrades of HEI’s and Hawaiian Electric’s credit ratings have negatively impacted each of HEI’s and Hawaiian Electric’s ability to access capital markets and other sources of debt and equity financing on favorable terms. As of September 30, 2025, HEI and Hawaiian Electric had no commercial paper outstanding.
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

There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan or the Hawaiian Electric Industries Retirement Savings Plan for the nine months ended September 30, 2025 and 2024.
For the first nine months of 2025, net cash provided by operating activities of HEI consolidated was $285 million. Net cash used in investing activities for the same period was $237 million, primarily due to capital expenditures. Net cash used in financing activities for the same period was $263 million, primarily due to repayment of long-term debt, partly offset by the issuance of debt by the Utilities.
Dividends.  The payout ratios for the first nine months of 2025 and full year 2024 were nil. Each quarter, the HEI Board of Directors evaluates whether to declare a dividend and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, liquidity, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives. In August 2023, in consideration of the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter 2023 dividend, and has not declared a cash dividend since that time. This action was intended to allow the Company to provide additional liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utilities. In May 2025, after a temporary suspension of Hawaiian Electric’s quarterly cash dividend to HEI that began with the second quarter 2024 dividend, the Hawaiian Electric Board of Directors approved a $10 million quarterly dividend for each of the first, second, and third quarters of 2025. This decision was made after considering several factors, including the continued progress of the Maui windstorm and wildfire settlement, the Utilities’ results of operations and the Utilities’ liquidity position.
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
For the third quarter of 2025, the Utilities generated net income of approximately $37.0 million compared to a net loss of $82.6 million for the same quarter of 2024. See “Results of operations” below for variance explanations.
In the third quarter of 2025, kWh sales volume increased 2.0% compared to the same period in 2024. The increase reflects warmer weather as well as the continuing economic recovery since the Maui windstorm and wildfires and increased pumping loads as Maui energy consumption increased 7.5% in the third quarter of 2025 compared to the same period in 2024.
The price of crude oil has decreased 13.6% over the same quarter in the prior year. The Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum penalty/reward exposure annually).
In September 2025, the Consumer Price Index (CPI) increased 3.0% over the last 12 months. In Hawaii, the July 2025 Urban Hawaii (Honolulu) CPI increased 2.3% over the last 12 months. Under the PBR Framework, inflation risk for the Utilities is partially mitigated by an Annual Revenue Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA includes an adjustment for the annual change in inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the RAM Revenue adjustments in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA. The inflation factor percentage is the consensus projection of annual percentage change in GDPPI for the following calendar year published by Blue Chip Economic Indicators each October. For the 2025 calendar year, the forecasted 2025 GDPPI was 1.98% (net of the 0.22% customer dividend), measured in October 2024, and became effective in rates on January 1, 2025. For the 2026 calendar year, the forecasted 2026 GDPPI was 2.58% (net of the 0.22% customer dividend), measured in October 2025, and is scheduled to become effective in rates on January 1, 2026, pending PUC approval.
•The non-compounded portion of the ARA includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC for the years 2021 through 2025.
Customer accounts receivable decreased in 2025 by $8 million, or 4%, with arrears balance greater than 30 days decreasing by 18% since December 31, 2024. The decrease in accounts receivable was primarily driven by receipt of government arrears. Further, arrears balances have declined to near pre-pandemic levels as the Utilities continue returning to pre-pandemic collection policies, except on Maui, where the moratorium on disconnections remain in place. See “Financial Condition—Liquidity and capital resources” below for additional information.
Regulatory and legislative developments.
Legislation. On June 6, 2025, Governor Josh Green signed Senate Bill 1501, now known as Act 191, which allows the State to “step-in” for the Utilities in the case of utility financial distress, ensuring project owners receive payment, addressing concerns of some independent power producers’ ability to procure low-cost financing for new renewable energy and storage projects due to the Utilities’ credit rating. On July 1, 2025, the Governor signed into law Senate Bill 897, now known as Act 258, which directs the PUC to study the viability of a wildfire relief fund, establish an aggregate liability cap on economic damages from future wildfires and authorizes securitization to finance wildfire safety and resilience infrastructure improvements. On July 8, 2025, the Governor signed House Bill 1001, now known as Act 301, which appropriates funds to address the State of Hawaii’s settlement of claims related to the Maui wildfire and windstorm tort litigation settlement. Act 258 is expected to help support the Utilities’ financial stability to move forward, while Act 301 provides a resolution to those affected by the Maui windstorm and wildfires and provides assurance for a global settlement to move forward. Act 191 supports the Utilities’ ability to procure energy in order to provide customers and communities with safe, reliable and affordable clean energy.
On July 2, 2025, the Governor signed Senate Bill 589, now known as Act 266, which, among other things, authorizes wheeling of renewable energy and requires the PUC to establish policies and procedures to implement wheeling for a capacity of not more than two megawatts and microgrid service tariffs. Act 266 also requires the PUC to establish an installation goal for new customer-sited distributed energy resources and establish tariffs to achieve the installation goal and for grid service programs, microgrids, and community-based renewable energy. The Utilities are currently assessing the potential impact related to wheeling as the PUC works to establish the provisions and terms for the implementation of wheeling in compliance with Act 266. For more information on wheeling, see discussion in “Investigation on the Establishment of Wheeling” below.
The One Big Beautiful Act signed into law by President Trump on July 4, 2025 may impact the ability of the Utilities’ recently selected and new wind and solar projects to qualify for federal tax credits. Regulations continue to be developed, so the complete scope of potential impacts remains unknown at this time. Any loss in renewable energy tax credits could lead to project risk for new wind and solar projects in development and will likely result in higher prices for such projects, developers of which rely extensively on federal tax credits to finance such projects. It is also possible that the sunsetting of these tax credits will impact the supply chain for projects throughout the U.S. as developers rush to meet the four-year safe harbor timeline.
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
In 2025, President Trump has issued multiple Executive Orders that impact both IIJA and Inflation Reduction Act funding. At this time, the Utilities believe these Executive Orders could potentially lead to project delays and economic uncertainty; however, the Utilities are still evaluating the potential impact and continue to monitor for any new Executive Orders and any changes that are passed down through the federal contracting officer for the Resilience Program. As of September 30, 2025, the Utilities’ reimbursement requests have been granted.
Affiliate transactions. In June 2025, the Utilities submitted a request with the PUC to terminate or suspend the Affiliate Transaction Requirements (ATRs). Beginning in 2024 and continuing in 2025, HEI has embarked on a strategy to divest all of its affiliated companies other than the Utilities, intending for the Utilities to be HEI’s sole operating company. Termination of the ATRs would allow implementation of a corporate integration, under which all HEI employees would move to the Utilities. A few Hawaiian Electric officer positions would also manage and operate HEI (dual-hatted executives) and the HEI and Hawaiian Electric boards of directors would be comprised of a single set of individuals. In September 2025, the PUC dismissed the request without prejudice. In its order, the PUC provided guidance on the topics to be addressed in any future request. On October 31, 2025 HEI and Hawaiian Electric filed a revised request with the PUC to terminate or suspend the ATRs.
System reliability. Since the August 2023 Maui windstorm and wildfires, the Utilities have developed a set of Interim Wildfire Safety Measures to mitigate the risk of wildfires in areas identified as having higher risk of wildfire in all service territories (Oahu, Maui County, and Hawaii Island). These interim measures represent actions the Utilities have performed in 2024. On January 10, 2025, the Utilities began work on and filed their 2025-2027 Wildfire Safety Strategy with the PUC, which outlines their plans to reduce wildfire risk throughout their service territories over the next three years. In the near term, it is anticipated that these measures will result in disruptions to service and negatively impact Transmission and Distribution System Average Interruption Duration Index and System Average Interruption Frequency Index. While the Utilities work to refine these measures over time to mitigate customer impacts, the Utilities are currently focused on taking immediate steps to keep island communities safe during extreme weather events. For a discussion regarding the launch of the Public Safety Power Shutoff program, see discussion below under “Wildfire Safety Measures.”
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

RESULTS OF OPERATIONS

Three months ended September 30		Increase
2025	2024	(decrease)		(dollars in millions, except per barrel amounts)
$787	$830	$(43)		Revenues. Net decrease largely due to:
			$(42)	lower fuel oil prices and lower kWh generated[1]
			(6)	lower purchased power energy prices, partially offset by higher kWh purchased and higher PPAC revenues[2]
			(1)	lower Major Project Interim Recovery (MPIR) revenue
			1	higher demand side management revenue
			6	higher revenue from ARA
241	279	(38)		Fuel oil expense[1]. Net decrease largely due to lower fuel oil prices and lower kWh generated
184	189	(5)		Purchased power expense[1,2]. Net decrease largely due to lower purchased power energy prices, offset in part by higher kWh purchased and continued addition of Stage 1 and Stage 2 renewable projects
162	162	—		Operation and maintenance expenses.
			3	higher Maui windstorm legal and consulting costs primarily due to deferral of similar costs in 2024
			3	higher transmission and distribution maintenance expense
			2	higher IT consulting and system maintenance expenses
			1	higher property and general liability insurance costs
			(4)	2024 accrual for settlement administration fees
			(4)	the settlement of indemnification claims asserted by the State of Hawaii in 2024[3]
—	163	(163)
Wildfire tort-related claims. Decrease due to the accrual of estimated wildfire liability related to the settlement of the Maui windstorm and wildfire tort-related legal claims and cross claims in 2024

138	141	(3)
Other expenses. Decrease due to lower revenue taxes, partially offset by higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

63	(105)	168		Operating income (loss). Increase largely due to wildfire tort-related claims in 2024 and higher ARA revenues
48	(118)	166
Income (loss) before income taxes. Increase largely due to higher operating income, and higher AFUDC related to increased capital expenditures, offset in part by lower interest income earned and higher interest expense

37	(83)	120		Net income (loss) for common stock. Increase due to higher income before income taxes. See below for effective tax rate explanation
2,234	2,191	43		Kilowatthour sales (millions)[4]
$98.20	$114.61	$(16.41)		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2025	2024	(decrease)		(dollars in millions, except per barrel amounts)
$2,268	$2,411	$(143)		Revenues. Net decrease largely due to:
			$(134)	lower fuel oil prices partially offset by higher kWh generated[1]
			(27)	lower purchased power energy prices, partially offset by higher kWh purchased and higher PPAC revenues[2]
			(2)	lower MPIR revenue
			3	higher demand side management revenue
			17	higher revenue from ARA
690	822	(132)		Fuel oil expense[1]. Net decrease largely due to lower fuel oil prices and better heat rate performance, partially offset by higher kWh generated
505	530	(25)
Purchased power expense[1,2]. Net decrease largely due to lower purchased power energy prices, along with the settlement of liquidated damages with Hamakua Energy, offset in part by higher kWh purchased and continued addition of Stage 1 and Stage 2 renewable projects

463	454	9		Operation and maintenance expenses. Net increase largely due to:
			10	higher wildfire mitigation program related to vegetation management and inspections
			8	higher Maui windstorm and wildfires legal and consulting costs primarily due to deferral of similar costs in 2024
			6	higher property and general liability insurance costs
			4	higher IT consulting and system maintenance expenses
			3	higher pilot process and Demand Response cost
			(3)	lower transmission and distribution operation and maintenance expense
			(4)	2024 accrual for settlement administration fees
			(13)	the settlement of indemnification claims asserted by the State of Hawaii in 2024[3]
—	1,875	(1,875)
Wildfire tort-related claims. Decrease due to the accrual of estimated wildfire liability related to the settlement of the Maui windstorm and wildfire tort-related legal claims and cross claims in 2024

407	415	(8)
Other expenses. Decrease due to lower revenue taxes partially offset by higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

203	(1,686)	1,889		Operating income (loss). Increase largely due to wildfire tort-related claims in 2024, higher ARA revenue, better heat rate performance, offset in part by higher operation and maintenance expenses
160	(1,725)	1,885
Income (loss) before income taxes. Increase largely due to higher operating income, higher AFUDC related to increased capital expenditures, and higher interest income earned, offset in part by higher interest expense

124	(1,273)	1,397		Net income (loss) for common stock. Increase due to higher income before income taxes. See below for effective tax explanation
6,231	6,068	163		Kilowatt-hour sales (millions)
$101.00	$118.76	$(17.76)		Average fuel oil cost per barrel
474,038	471,790	2,248		Customer accounts (end of period)
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
4 kWh sales were higher compared to the same quarter in prior year. The increase in sales can be attributed to warmer weather on Oahu and the recovery from the Maui windstorm and wildfires.

The Utilities’ effective tax rates for the first nine months of 2025 and 2024 were 22% tax expense and 26% tax benefit, respectively. The Utilities’ effective tax rates for the third quarter of 2025 and 2024 were 23% tax expense and 30% tax benefit, respectively. The effective tax rates for the third quarter and first nine months of 2025 were lower than the comparable periods in 2024 primarily due to the substantial pre-tax loss in 2024 resulting from the accrual of the loss contingencies related to the wildfire tort-related claims and because the impact of permanent items had a smaller impact on the effective rates in prior year comparable periods, partially offset by lower research and development tax credit claims in 2025.
Hawaiian Electric’s consolidated return on average common equity (ROACE) was 12.8% and not meaningful for the twelve months ended September 30, 2025 and September 30, 2024, respectively.
For more information of the Utilities’ incremental expenses related to the Maui windstorm and wildfires for the three and nine months ended September 30, 2025 and 2024, see “Results of operations—Maui windstorm and wildfires related expenses” in HEI’s MD&A.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2025 amounted to $5.7 billion, of which approximately 19% related to generation PPE, 65% related to transmission and distribution PPE, and 16% related to other PPE. Approximately 5% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission by 2046.
See “Economic conditions” in the “HEI Consolidated” section above.
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the State of Hawaii, other than Kauai, to approximately 95% of the State’s population, and operate five separate grids. The Utilities’ mission is to empower their communities and customers with safe, reliable, resilient, affordable, and clean energy. The goal is to create a safe, modern, resilient, flexible, and dynamic electric grid that protects Hawaii from impacts of climate change, position the Utilities to achieve the expectations of their customers and communities and earn their trust, and achieve Hawaii’s decarbonization goals that are aligned with the statutory goal of 100% renewable portfolio standard and net-negative carbon emissions by 2045.
Performance-based regulations. On December 23, 2020, the PUC issued a decision and order (PBR D&O) approving a new performance-based regulation framework (PBR Framework). See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements.
Wildfire Safety Measures. The Utilities first began developing a Wildfire Safety Strategy in 2019 and continue to adapt the plan to address the elevated risks in Hawaii. Since the Maui windstorm and wildfires, the Utilities developed a set of Interim Wildfire Safety Measures designed to reduce the risk of wildfires associated with utility infrastructure in service territory areas identified as posing a higher wildfire risk. These interim measures represent actions the Utilities had either already started, or were to start in 2024, while simultaneously working to develop a more comprehensive strategy. These actions included wildfire risk analysis, operation procedures, including the implementation of the Public Safety Power Shutoff (PSPS) program, and grid design changes, enhanced inspection and vegetation management plans, and system hardening. In January 2025, the Utilities developed and filed with the Hawaii PUC a 2025-2027 Wildfire Safety Strategy, which identifies risk mitigation strategies to perform over the next three years across their service territories. The strategies and actions include additional operational changes, grid hardening work, enhanced inspections and vegetation management, and risk modeling to inform and prioritize hardening work and operational actions. On May 30, 2025, the Utilities submitted an application to the PUC for Exceptional Project Recovery Mechanism (EPRM) cost recovery estimated at $350 million, net of costs funded through other existing programs.
One of the interim measures is the PSPS program, which calls for the Utilities to preventatively de-energize circuits in areas identified as high fire risk during certain weather conditions. The PSPS program launched on July 1, 2024 and is ready to use, if and when it is needed, to protect customers, communities and employees. The initial PSPS protocols and operational procedures represent an early-stage iteration, which will evolve over time as more analytical, forecast, and situational awareness capabilities and wildfire mitigations are deployed. De-energizing circuits in high wildfire risk areas will lead to extended interruptions for many customers, even if not in a high wildfire risk area. The Utilities will continue to work with key stakeholders in balancing the risk of utility-related wildfires with the risk to the public arising from not having electricity.
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

In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. Since that time, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies have slowed the pace of progress toward reducing greenhouse gas emissions. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below. The One Big Beautiful Act signed into law by President Trump on July 4, 2025, impacts the ability of recently selected and new wind and solar projects to qualify for federal tax credits. Any loss in renewable energy tax credits will likely result in higher proposed prices for new renewable projects, which rely on such incentives to provide clean, affordable energy. Further, new tariffs imposed on equipment and materials used in the construction of renewable facilities will have an impact on pricing of new renewable projects. As a result of these challenges and the downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s RPS goals.
Hawaiian Electric has also committed to achieving net zero carbon emissions from power generation by 2045 or sooner. While the timing of the Utilities’ carbon reduction goals will be impacted by federal policies, key elements of the 2030 plan have already been completed or remain on track to be completed by 2030, including the closure of AES Hawaii, Inc., the State’s last coal-fired IPP plant, increasing rooftop solar by more than 50% over 2021 levels, retiring six fossil fuel generating units, increasing grid-scale and customer-owned storage, expanding geothermal resources, and creating customer incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night. The retirement of fossil-fueled generating units is consistent with state policy and supported by Hawaii state law.
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
The Utilities have made significant progress on the path to clean energy and have been successful in achieving RPS goals. To date the Utilities have met all of the statutory RPS goals, including exceeding the latest milestone RPS target of 30% for 2020, where it achieved an RPS of 34.5%. In July 2022, former Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. For example, the 2022 RPS achieved under the revised RPS calculation was 31.8% versus 39.1% under the prior method. The change in the definition is effective from July 2022 forward and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones; however, the Utilities expect to continue to meet the RPS milestones under the amended RPS law. See “Developments in renewable energy efforts” below.
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
On June 8, 2021, the PUC approved the Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. As of September 30, 2025, the Utilities have received and approved applications totaling 43.16 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge. As of September 30, 2025, the Utilities have received and approved applications totaling 8.23 MW on Maui.
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
The Utilities filed their initial application with the PUC on September 30, 2019 for an Advanced Distribution Management System as part of Phase 2 of their GMS implementation. However, as the Utilities were unsuccessful in securing IIJA federal funding in 2024, the Utilities are currently re-scoping GMS Phase 2 and plan to file another updated and supplemented PUC application for updated project costs in the fourth quarter of 2025.
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
In 2021 and 2022, the Utilities opened their Phase 2, Tranche 1 RFPs and low-to-moderate income RFPs for Oahu, Maui and Hawaii Island, as well as RFPs for Molokai and Lanai. This second phase includes 12.5 MW of dedicated-Low-to-Moderate Income projects, which were expected to become operational in 2026 but have since been delayed.
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
The Utilities CBRE Phase 2 Tariff Rule 29 became effective on March 10, 2022. The Utilities are currently still accepting project applications for small CBRE projects less than 250 kW in size. The PUC reserved 45 MW as well as a small amount of unallocated capacity from Phase 1 for small projects in Phase 2 on Oahu, Maui and Hawaii Island. The Utilities have developed a CBRE Portal where Subscriber Organizations can apply for small project capacity and manage subscribers for all CBRE projects in the program. Customers can also use the CBRE Portal to solicit subscription quotes, compare, and subscribe to a project once the Subscriber Organization has added their project to the portal.

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
On May 15, 2025, the PUC issued an order, suspending the procedural schedule for the docket in consideration of Senate Bill 589, and set a status conference for June 24, 2025. By suspending the procedural schedule and convening a status conference, the PUC sought to facilitate a comprehensive review of Senate Bill 589 and its implications for electricity wheeling in Hawaii. Due to ongoing uncertainties, the PUC subsequently cancelled the status conference on June 19, 2025. For more information on Act 266, see discussion in “Regulatory and legislative development” above.
On August 29, 2025, the PUC issued an order reopening the docket and divided the proceeding into two tracks, Track A, focused on retail wheeling, and Track B, focused on an intragovernmental credit share program that was the subject of the prior procedural schedule in the docket. Among other matters, a new intervention period for interested parties to be admitted as a party to the docket and a new procedural schedule was established. Hawaiian Electric is required to develop a “straw proposal” under Track A, on or before November 10, 2025, for comment by the State of Hawaii Office of Consumer Advocacy, and any other stakeholders, on or before January 12, 2026. On October 16, 2025, the PUC issued an order, addressing the various motions for Participation and Intervention in the docket. Hawaiian Electric, the Consumer Advocate and various parties to the docket filed comments through October 22, 2025, on the Track B “Intragovernmental Shared Credit Program”, generally supporting implementation of the program. The PUC will issue a procedural order governing Track B.
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
On August 31, 2023, the PUC issued an order temporarily suspending the Earnings Sharing Mechanism (ESM) until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. In accordance with the order, the earnings sharing adjustment for 2024 is zero. As of September 30, 2025, ESM remains suspended.
Actual and PUC-allowed returns, as of September 30, 2025, were as follows:

%	Rate-making Return on rate base*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2025	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.65	6.08	4.09	21.23	8.46	2.52	10.76	7.18	3.52
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	0.28	(1.44)	(3.34)	11.73	(1.04)	(6.98)	1.26	(2.32)	(5.98)
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
If the Utilities were to exclude the impact of the Settlement Agreements, the book ROACE as of September 30, 2025 would be 8.72%, 5.87% and 2.47% for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, resulting in 6.97% on a consolidated basis.
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
Developments in renewable energy efforts.  The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage projects to help reach the Utilities’ renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the Stage 1 and Stage 2 projects have experienced delays as a result of supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customs and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. These impacts have resulted in five Stage 2 projects declared null and void by the independent power producers and one Stage 1 project and one Stage 2 project mutually terminating their power purchase agreements (PPAs) with the Utilities. The Utilities negotiated amendments with several project developers from both Stage 1 and Stage 2 regarding requests to increase previously approved prices and extend guaranteed commercial operations dates for those projects in order to ensure their viability given the impact of these recent market conditions. All of these amendments were approved. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units. Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 4 of the Condensed Consolidated Financial Statements and the following:
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
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Of the 11 PPAs filed by the Utilities, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. The Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC approved all three amendments. To date, two Stage 2 projects have reached commercial operations. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements.
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
•Additionally, two Grid Services Purchase Agreements and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. The two Grid Services Purchase Agreements were approved by the PUC in December 2020. One of the aggregators has had financial difficulties and therefore, Hawaiian Electric terminated the Grid Services Purchase Agreement contract on January 29, 2025. On February 7, 2025, Hawaiian Electric requested for approval for an interim solution for the roughly 1,200 stranded customers to the PUC. Hawaiian Electric will proceed with implementing the alternative solution, pending PUC approval.

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
Tariffed renewable resources.
•As of September 30, 2025, there were approximately 707 MW, 151 MW and 157 MW of installed distributed renewable solar energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus, Interim Smart Export, Smart Distributed Energy Resources — Export, Smart Distributed Energy Resources — Non-Export, Battery Bonus, Community-Based Renewable Energy, and Bring Your Own Device. As of September 30, 2025, an estimated 45% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 25% of the Utilities’ total customers have solar systems.
•The Utilities’ feed-in tariff program is designed to encourage the addition of more renewable energy projects in Hawaii. As of September 30, 2025, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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
•On June 30, 2021, the Utilities issued an RFP for all fuels, including biodiesel, for supply commencing January 1, 2023. The Utilities and PBT signed an agreement on December 13, 2021, for supply of biodiesel on all islands commencing January 1, 2023, which was approved by the PUC on December 1, 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2026.
•Hawaiian Electric has a contingency supply contract with REG Marketing & Logistics Group, LLC to also supply biodiesel to any generating unit on Oahu in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2026 and will continue with no volume purchase requirements.
Requests for renewable proposals, expressions of interest, and information.
•The Hawaii Island Stage 3 RFP, seeking 325 gigawatt-hours (GWh) per year of energy and 65 MW of renewable firm capacity, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. 15 proposals, which included one utility self-build project and one proposal that requires two contracts, were selected to the Final Award Group on December 8, 2023. On February 2, 2024, one additional project totaling 40 MW of firm renewable generation was selected. Of the 16 projects, one solar-plus storage and one firm renewable generation project on Oahu, one solar-plus storage project on Maui, and two solar-plus storage projects on Hawaii Island have been withdrawn by the developers. Contracts for three paired PV with storage projects have been executed and filed with the PUC for approval. On April 21, 2025, the PUC dismissed the three applications without prejudice and directed that new applications be filed upon completion of the respective Interconnection Requirement Study. A contract for a firm generation project on Maui was executed on September 22, 2025 and filed with the PUC for approval on September 26, 2025. Negotiations for the remaining projects are ongoing.
A summary of the Stage 3 PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Firm Generation (MW)
Hawaiian Electric	4	126	510	307
Hawaii Electric Light	3	86	374	60
Maui Electric	4	90	240	40
Total	11	302	1,124	407
On March 28, 2025, the Utilities filed an application to the PUC for their self-build project - Waiau Repower Project. The project was estimated at $847 million and involves replacing six existing turbines with six fuel-flexible combustion turbines that provide 253 MW of renewable firm generation, expected to be placed in service in 2033. The Utilities request, among other things, approvals of 1) the commitment of funds for such project, and 2) recovery of project costs through the EPRM. On October 17, 2025, the Utilities filed an updated application reflecting revised costs of $1.16 billion, citing unavoidable and changed market conditions outside the Utilities' control. The Utilities are requesting a decision from the PUC by March 13, 2026. A summary of the utility Stage 3 self-build project is as follows:

Utilities	Number of projects	Firm Generation (MW)
Hawaiian Electric	1	253
•On August 19, 2024, the PUC opened a docket for the Utilities’ Integrated Grid Planning RFP (IGP RFP). On August 26, 2024, the Utilities filed their draft IGP RFP for Oahu and Hawaii Island. The Oahu portion of the IGP RFP seeks 750 GWh per year of energy and 350 MW of grid forming resources by November 1, 2030, and 81 MW of renewable firm capacity by December 2033. The Hawaii Island portion of the IGP RFP seeks 435 GWh per year of energy and 115 MW of grid forming resources by November 1, 2030, and 30 MW of renewable firm capacity by December 2032. On January 9, 2025, the PUC issued a decision and order (D&O) converting the docket into a contested case proceeding and opened a period for interested parties to move to intervene or participate. An updated draft IGP RFP with supporting documentation was filed on April 3, 2025. The Utilities’ Reply Statement of Position and an updated draft IGP RFP with supporting documentation was filed on May 2, 2025. Multiple supplemental filings were made in June 2025. On July 7, 2025, the PUC issued a D&O extending the procedural schedule to August 18, 2025, to allow parties to the docket to ask information requests and submit Statements of Position. On August 14, 2025, the PUC issued a D&O extending the deadline for the Utilities to file a Reply Supplemental Statement of Position from August 18, 2025 to August 25, 2025. On August 18, 2025, the Utilities filed a request with the PUC for approval to not offer utility-owned sites to other potential bidders. On August 25, 2025, the Utilities filed its Reply Supplemental Statement of Position, completing the steps in the procedural schedule. On September 2, 2025, the PUC issued a D&O modifying the procedural schedule to September 9, 2025 to receive responses by any of the parties to the Utilities’ request filed on August 18, 2025. On September 9, 2025, the Consumer Advocate filed a response indicating it did not object to the Utilities’ request and a party to the docket filed a response requesting that the PUC consider the broader market impacts that limiting available sites would have on the available interconnection capacity and market competitiveness.
Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 4 of the Condensed Consolidated Financial Statements.
Fuel contracts. On June 30, 2021, the Utilities issued two RFPs for all fuels for supply commencing January 1, 2023. On February 1, 2022, the Utilities and PAR Hawaii Refining, LLC (PAR Hawaii) entered into a fuel supply contract (Supply Agreement) commencing January 1, 2023. On December 1, 2022, the PUC issued a D&O approving the PAR Hawaii fuels contract and recovery of associated costs through ECRC. On August 14, 2024, the Utilities entered into a second amendment of the Supply Agreement. The second amendment extends the term of the Supply Agreement by additional three years and creates savings in fuel costs. The second amendment became effective on June 18, 2025, upon the issuance of the final D&O by the PUC.
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
Hawaiian Electric’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of their business remain strong, the Utilities took prudent and measured actions to strengthen their financial position while continuing to provide reliable service to their customers and reinforcing their commitment to serving the community for the long term. In August 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. The Utilities have repaid the entire draw down from August 2023 as of September 30, 2025, by making payments of $34 million in 2024 and $45 million, $78 million, and $43 million in the first, second, and third quarters of 2025, respectively. On September 5, 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated credit agreement with a syndicate of eight financial institutions, increasing each of their committed capacities to $300 million (see Note 5 of the Condensed Consolidated Financial Statements). Longer term, the Utilities entered into an asset-based credit facility that allows borrowing up to $250 million (see Note 5 of the Condensed Consolidated Financial Statements for a brief description of Hawaiian Electric’s revolving credit facilities and asset-based credit facility) and are also evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing unsecured debt, and conducting asset sales, among others.
The following table provides the components of available liquidity under existing facilities.

	As of September 30, 2025
(in millions)	Capacity	Outstanding	Undrawn
Unsecured revolving line of credit	$300	$—	$300
ABL Facility	244	—	244
Borrowing from HEI - standing commitment letter	75	—	75
Total credit	$619	$—	$619

Cash and cash equivalents			504
Total available liquidity from cash and under existing facilities			$1,123
On September 30, 2025, Hawaiian Electric repaid and terminated the $50 million term loan credit facility. Additionally, as of September 30, 2025, Hawaiian Electric had no commercial paper outstanding, and Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of nil and $82.7 million, respectively, which intercompany borrowings are eliminated in consolidation.
See Note 5 of the Condensed Consolidated Financial Statements for a brief description of Hawaiian Electric’s loans.
As discussed in Note 2 of the Condensed Consolidated Financial Statements, HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on the Utilities’ Condensed Consolidated Balance Sheets. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock in a registered offering, raising net proceeds of approximately $557.7 million. HEI transferred the amount of the first payment, $479 million, into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payments to the settlement funds. HEI expects to make this initial payment no sooner than early 2026. In addition, HEI filed a shelf registration statement with the SEC for an at-the-market offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program.
Management believes that HEI’s and the Utilities’ current cash and cash equivalents balances, as of September 30, 2025, amounting to $39.6 million and $503.9 million, respectively, the available capacity on Hawaiian Electric’s ABL Facility and revolving line of credit (see Note 5 of the Condensed Consolidated Financial Statements), and the additional liquidity from HEI’s at-the-market offering program, provide sufficient liquidity to fund operations and satisfy their other obligations for the next 12 months following the issuances of their financial statements.
As of September 30, 2025, the Utilities are in compliance with all applicable financial covenants and expect to continue to be in compliance with all the financial covenants in the next 12 months. However, the Utilities cannot predict the future effects on the Utilities’ ability to access additional capital or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
In addition to liquidity provided from the ABL Facility and revolving line of credit, as well as the standing commitment letter from HEI, the Utilities rely on customer payments until access to the capital markets become less restrictive. Although accounts receivable balances have been decreasing, the higher bad debt expense is expected to continue as moratorium on disconnections on Maui continues while the Utilities are returning to pre-pandemic collection policies, except on Maui. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable, however, it has and will continue to lead to higher bad debt expense. As of September 30, 2025, approximately $15.0 million of the Utilities’ accounts receivables were over 30 days past due, which is a decrease of approximately 18% since December 2024. The higher cash collection since the beginning of the year has benefited the Utilities’ liquidity.
The Utilities’ liquidity has improved, but continues to be impacted from the downgrades of their credit ratings, which result in higher credit spreads compared to investment grade credit spreads. Progress made in finalizing the litigation settlement and legislation that was passed allowing securitization of rates opened limited access to the capital markets. On September 18, 2025, Hawaiian Electric issued $500 million in unsecured senior notes with an interest rate of 6.00% (2025 Notes). A portion of the proceeds was used to repay the outstanding balance of the Utilities’ revolving and term loan facilities and the remaining proceeds are intended to be used to 1) finance capital expenditures, 2) repay long-term debt and short-term debt used to finance or refinance capital expenditures, and 3) reimburse funds used for the payment of capital expenditures.
With the exception of Maui, the Utilities are continuing the disconnection process and are returning to pre-pandemic level of collections policy. Service disconnections on Maui have been suspended through November 10, 2025, in accordance with the extension of Governor Josh Green’s emergency proclamation; however, efforts are ongoing to educate and inform customers impacted by the Maui windstorm and wildfires on the availability of financial assistance to manage delinquencies accordingly. See also “Regulatory assets and liabilities” in Note 4 of the Condensed Consolidated Financial Statements.
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
Prior to the Maui windstorm and wildfires, Hawaiian Electric utilized short-term debt, typically commercial paper, to support normal operations, to refinance short-term debt and for other temporary requirements. Hawaiian Electric may also borrow short-term from HEI for itself and on behalf of Hawaii Electric Light and Maui Electric, and Hawaiian Electric may borrow from or loan to Hawaii Electric Light and Maui Electric on a short-term basis. The intercompany borrowings among the Utilities, but not the borrowings from HEI, are eliminated in the consolidation of Hawaiian Electric’s financial statements. The Utilities also historically utilized long-term debt, borrowings of the proceeds of special purpose revenue bonds issued by the State of Hawaii Department of Budget and Finance and the issuance of privately placed unsecured senior notes bearing taxable interest, to finance the Utilities’ capital improvement projects, or to repay short-term borrowings used to finance such projects. The downgrades of Hawaiian Electric’s credit ratings will continue to adversely impact the Utilities’ ability to access capital markets and other sources of debt and equity financing on favorable terms.

Credit ratings. On May 28, 2025, June 4, 2025 and June 27, 2025, Moody’s, Fitch and S&P, respectively, upgraded the credit ratings of Hawaiian Electric as follows:

	Fitch		Moody’s		S&P
	From[1]	To	From[1]	To	From[1]	To
Long-term issuer default, long-term and issuer credit, respectively	B	BB-	Ba3	Ba2	B-	B+
Short-term issuer default, commercial paper and commercial paper, respectively	B	B	NP	NP	B	B
Senior unsecured debt/special purpose revenue bonds	B+	BB	Ba3	Ba2	*	*
Cumulative preferred stock (selected series)	*	*	B3	B2	*	*
Outlook	Stable	Positive	Stable	Positive	Negative	Watch Positive
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
Taxable debt. On July 24, 2025, the Utilities received PUC approval to issue during the three-year period 2025 through 2027, unsecured obligations bearing taxable interest (Hawaiian Electric up to $900 million, Hawaii Electric Light up to $115 million and Maui Electric up to $150 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on September 18, 2025, Hawaiian Electric issued $500 million in unsecured senior notes with an interest rate of 6.00%. A portion of the proceeds was used to repay the outstanding balance of the Utilities’ revolving and term loan facilities and the remaining proceeds are intended to be used to 1) finance capital expenditures, 2) repay long-term debt and short-term debt used to finance or refinance capital expenditures, and 3) reimburse funds used for the payment of capital expenditures. The 2025 Notes will mature on October 1, 2033. See Note 5 of the Condensed Consolidated Financial Statements for additional information.
As of September 30, 2025, the Utilities have $2.2 billion of long-term debt and short-term debt, of which $125 million is due or expected to be repaid within 12 months.
Equity. On October 28, 2025, the Utilities received PUC approval to issue and sell each utility’s common stock over a three-year period from January 1, 2025 through December 31, 2027 (Hawaiian Electric sale/s to HEI of up to $210 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $70 million, and Maui Electric sale/s to Hawaiian Electric of up to $145 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric.
Cash flows. The following table reflects the changes in cash flows for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Nine months ended September 30
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$320,003	$322,648	$(2,645)
Net cash used in investing activities	(247,682)	(241,603)	(6,079)
Net cash provided by (used in) financing activities	247,402	(39,498)	286,900
Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by higher cash paid for fuel oil stock due to higher volume purchased, and higher cash paid for accounts payable due to timing, partially offset by lower income taxes paid.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash provided by financing activities. The increase in net cash provided by financing activities was largely driven by higher proceeds from the issuance of long-term debt, primarily offset by the repayment of long- and short-term debt.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2025		December 31, 2024
Short-term borrowings, net	$—	—%	$49	1%
Long-term debt, net	2,183	58	1,901	61
Preferred stock[1]	34	1	34	1
Common stock equity	1,549	41	1,157	37
	$3,765	100%	$3,141	100%
1     On October 15, 2025, the Utilities redeemed all outstanding shares of preferred stock.
The Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact their ability to access capital markets and other sources of debt and equity financing on favorable terms. Through the sale of common stock in September 2024, HEI has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims expected to be made no sooner than early 2026. HEI is currently working with its financial advisors on a financing plan to raise the additional capital required to fund the remaining wildfire tort claims. While management believes that HEI will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ financing plan, cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in HEI’s and Hawaiian Electric’s exposure to market risk during the quarter ended September 30, 2025. For discussion of our exposure to market risk, see pages 63 to 64 included in Part II. Item 7A. of HEI’s and Hawaiian Electric’s 2024 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of HEI common shares were made on the open market during the third quarter of 2025 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2025	23,652	$10.76	—	NA
August 1 to 31, 2025	21,783	$11.13	—	NA
September 1 to 30, 2025	21,251	$11.91	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan. Of the “Total number of shares purchased,” 11,736 of the 23,652 shares, 5,949 of the 21,783 shares and 5,606 of the 21,251 shares were purchased for the HEI Dividend Reinvestment and Stock Purchase Plan; the remaining shares were purchased for the Hawaiian Electric Industries Retirement Savings Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 10.1
Fourth Amended and Restated Credit Agreement, dated as of September 5, 2025, by and among Hawaiian Electric Industries, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as an issuing bank, and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and an issuing bank (incorporated by reference to Exhibit 10.1 to HEI’s Current Report on Form 8-K dated September 5, 2025, File no. 1-8503)

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

Hawaiian Electric Exhibit 4.1
Indenture, dated September 18, 2025, between Hawaiian Electric Company, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to HEI’s Current Report on Form 8-K dated September 18, 2025, File no. 1-8503)

Hawaiian Electric Exhibit 10.2
Fourth Amended and Restated Credit Agreement, dated as of September 5, 2025, by and among Hawaiian Electric Company, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as an issuing bank, and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and an issuing bank (incorporated by reference to Exhibit 10.2 to HEI’s Current Report on Form 8-K dated September 5, 2025, File no. 1-8503)

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Scott T. DeGhetto	By	/s/ Paul K. Ito
	Scott T. DeGhetto		Paul K. Ito
	Executive Vice President and		Senior Vice President,
	Chief Financial Officer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: November 7, 2025		Date: November 7, 2025