Form 10-K
period 2025-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2026-02-27
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
 (808) 543-5662 - HEI
(808) 543-7771 - Hawaiian Electric
Not applicable
(Former name or former address, if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
Hawaiian Electric Industries, Inc.	Common Stock, Without Par Value	HE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Hawaiian Electric Industries, Inc.	None
Hawaiian Electric Company, Inc.	Common Stock, par value $6-2/3 per share

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Hawaiian Electric Industries, Inc.	Yes	☒	No	☐	Hawaiian Electric Company, Inc.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
to §240.10D-1(b).

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒

	Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2025	June 30, 2025	February 17, 2026
Hawaiian Electric Industries, Inc. (Without Par Value)	$1,834,863,997	172,611,853	172,620,476
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	None	17,854,278	17,854,278

HAWAIIAN ELECTRIC COMPANY, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
DOCUMENTS INCORPORATED BY REFERENCE

Selected sections of Proxy Statement of HEI for the 2026 Annual Meeting of Shareholders to be filed-Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Hawaiian Electric makes no representations as to any information not relating to it or its subsidiaries.

i

GLOSSARY OF TERMS
Defined below are certain terms used in this report:

Terms	Definitions

ABL Facility	Asset-based lending facility
ABOs	Accumulated benefit obligations
ABR	Alternate Base Rate
AES Hawaii	AES Hawaii, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
APBO	Accumulated postretirement benefit obligation
ARA	Annual revenue adjustment
AROs	Asset retirement obligations
ASB	American Savings Bank, F.S.B., previously a wholly owned subsidiary of ASB Hawaii Inc. On December 31, 2024, American Savings Bank, F.S.B. was sold.
ASB Hawaii
ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and previously the parent company of American Savings Bank, F.S.B. On December 31, 2024, American Savings Bank, F.S.B. was sold.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATR	Affiliate transaction requirements
BESS	Battery Energy Storage System
Btu	British thermal unit
CBRE	Community-based renewable energy
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
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
When used in Hawaiian Electric Company, Inc. sections, “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consolidated Financial Statements	HEI’s or Hawaiian Electric’s Consolidated Financial Statements, including notes, in Item 8 of this Form 10-K
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CSSM	Collective Shared Savings Mechanism
D&O	Decision and order from the PUC
DBF	State of Hawaii Department of Budget and Finance
DER	Distributed energy resources
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended
EO	Executive Order
EPA	Environmental Protection Agency - federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERL	Environmental Response Law of the State of Hawaii
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
ESM	Earnings Sharing Mechanism
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas

GLOSSARY OF TERMS (continued)

Terms	Definitions

GLST1	GLST1, LLC, a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
GWh	Gigawatt-hour/s (as applicable)
Hamakua Energy
Hamakua Energy, LLC, previously an indirect subsidiary of Pacific Current. On March 10, 2025, Hamakua Holdings, LLC was sold and as a result, its wholly owned subsidiary, Hamakua Energy, LLC is no longer owned by Pacific Current as of such closing.

Hamakua Holdings	Hamakua Holdings, LLC, previously a direct subsidiary of Pacific Current and parent company of Hamakua Energy, LLC and HAESP, LLC. On March 10, 2025, Hamakua Holdings, LLC was sold.
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, Renewable Hawaii, Inc. and HE AR INTER LLC

Hawaiian Electric’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HE AR BRWR	HE AR BRWR LLC, a direct subsidiary of HE AR INTER LLC
HE AR INTER	HE AR INTER LLC, a direct subsidiary of Hawaiian Electric Company, Inc., and parent company of HE AR BRWR LLC
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., GLST1, LLC, and Pacific Current, LLC.
HEI’s 2026 Proxy Statement	Selected sections of Proxy Statement for the 2026 Annual Meeting of Shareholders of Hawaiian Electric Industries, Inc. to be filed after the date of this Form 10-K and not later than 120 days after December 31, 2025, which are incorporated in this Form 10-K by reference
HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
HSFO	High sulfur fuel oil
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
Kaʻieʻie Waho	Kaʻieʻie Waho Company, LLC, a former subsidiary of Pacific Current
Kalaeloa	Kalaeloa Partners, L.P.
kW	Kilowatt/s (as applicable)
kWh	Kilowatt-hour/s (as applicable)
LSFO	Low sulfur fuel oil
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a former subsidiary of Pacific Current
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MW	Megawatt/s (as applicable)
MWh	Megawatt-hour/s (as applicable)
NA	Not applicable
NPBC	Net periodic benefits costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OPEB	Postretirement benefits other than pension
Pacific Current
Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Kaʻaipuaʻa, LLC, Mahipapa, LLC and Pacific Current, Solar and Storage Holding Company, LLC. On March 10, 2025, Hamakua Holdings, LLC was sold. In June 2025, all of Pacific Current’s membership interests in Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC, and Upena, LLC were transferred to PC Opco. On August 1, 2025, PC Opco was sold.

GLOSSARY OF TERMS (continued)

Terms	Definitions

PC Holdco	Pacific Current, Solar and Storage Holding Company, LLC, a wholly owned subsidiary of Pacific Current and parent company of PC Opco.
PC Opco
Pacific Current, Solar and Storage Operating Company, LLC, previously a wholly owned subsidiary of PC Holdco. In June 2025, Pacific Current transferred all of the outstanding membership interests in Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC and Upena, LLC to PC Opco. On August 1, 2025, PC Opco was sold.

PBO	Projected benefit obligation
PBR	Performance-based regulation
PCB	Polychlorinated biphenyls
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSPS	Public Safety Power Shutoff
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
PV	Photovoltaic
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
RFPs	Request for proposals
RHI	Renewable Hawaii, Inc., a wholly owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	S&P Global Ratings
SAIDI	System Average Interruption Duration Index
SAIFI	System Average Interruption Frequency Index
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference (or means refer to the referenced section in this document or the referenced exhibit or other document)
SOFR	Secured Overnight Financing Rate
SPRBs	Special Purpose Revenue Bonds
SSM	Shared Savings Mechanism
Stage 1	Request for proposal process to procure renewable projects governed by the PUC in February 2018
Stage 2	Request for proposal process to procure renewable projects governed by the PUC in August 2019
state	State of Hawaii
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
ULSD	Ultra-low sulfur diesel
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity
WMP	Wildfire Mitigation Plan
WSS	Wildfire Safety Strategy

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:
•the potential for further trade policy changes under the current administration could disrupt our supply chains and increase costs, e.g., the Utilities’ capital goods and equipment purchases and those of its independent power producers (IPPs) that contain components, sub-components, or raw materials sources from outside the U.S. could experience increases in costs, which could threaten the viability of projects and impact our ability to meet customer demand and the Utilities’ ability to achieve renewable portfolio standards (RPS) goals;
•the impact of the Maui windstorm and wildfires, including liabilities in excess of settlement amounts and potential regulatory penalties, which may result in significant costs that may be unrecoverable (or not reimbursed on a timely basis) through insurance and/or rates;
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
•extreme weather events, including windstorms and other natural disasters, particularly those driven or exacerbated by evolving climate dynamics, which could increase the risk of the Utilities’ equipment being damaged, becoming inoperable or contributing to a wildfire;
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
•the ability to adequately address risks and capitalize on opportunities related to the Company’s and the Utilities’ sustainability priority areas, which include safety, reliability and resilience, including relating to wildfires and other extreme weather events, decarbonization, economic health and affordability, secure digitalization, human capital management, employee engagement, and climate-related risks and opportunities;
•citizen activism, including civil unrest, especially in times of severe economic depression and heightened social and political divisions, which could negatively impact customers and employees, impair the ability of the Company and the Utilities to operate and maintain their facilities in an effective and safe manner, and citizen or stakeholder activism that could delay the
v

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
•weather, natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the effects of evolving climate dynamics, such as more severe storms, flooding, droughts, heat waves, and rising sea levels) and wildfires, including their impact on the resilience and reliability and cost of the Company’s and Utilities’ operations, and the economy;
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
•the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) proposals related to wildfire safety, renewable energy or grid resiliency, among others, and related costs; reliance by the Utilities on outside parties such as the State, IPPs and developers; supply-chain challenges; and uncertainties surrounding technologies, solar power, wind power, biofuels, liquefied natural gas, environmental assessments required to meet RPS and other climate-related goals; the impacts of implementation of the wildfire mitigation, renewable energy and resilience proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects;
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
•the impact from the PUC’s modification of the PBR for the Utilities pursuant to Act 005, Session Laws 2018, including the potential changes to existing and/or addition of new performance incentive mechanisms (PIMs), third-party proposals adopted by the PUC, and the implications of not achieving performance incentive goals;
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
•the potential that cyber or physical security incidents, including potential incidents at HEI, its subsidiaries (including at electric utility plants), third-party service providers, contractors and customers with whom they have shared data (IPPs, distributed energy resources aggregators and customers enrolled under distributed energy resources programs) and incidents at data processing centers used, to the extent not prevented by physical and cybersecurity protections, could result in operational disruption; the misappropriation or loss of confidential or proprietary assets, information or data, including customer, employee, financial, or operating system information, or intellectual property; corruption of data; or potential costs, lost revenues, litigation, or reputational harm;
•failure to achieve remaining cost savings commitment related to the management audit recommendations of $6.6 million per year during the multi-year rate period (MRP) from June 2021 to May 2026, and continuing until the second MRP begins;
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
•the ability to service the non-recourse debt of Mahipapa, LLC, the last remaining operating subsidiary of Pacific Current, LLC, a non-regulated subsidiary of the Company, if the Company is unable to complete the sale of Mahipapa, LLC;
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

PART I
ITEM 1.    BUSINESS
HEI Consolidated
HEI and subsidiaries and lines of business.  HEI is a holding company with its subsidiaries principally engaged in electric utility and non-regulated renewable/sustainable infrastructure businesses operating in the State of Hawaii. As a holding company, HEI’s sources of funds are primarily dividends from its Electric utility operating subsidiaries, borrowings, and sales of equity. The rights of HEI and its creditors and shareholders to participate in any distribution of the assets of any of HEI’s subsidiaries are subject to the prior claims of the creditors of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized as primary. The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions (see Note 15 of the Consolidated Financial Statements). HEI is headquartered in Honolulu, Hawaii and has one reportable segment: Electric utility. HEI and its other subsidiaries which are not reportable segments are grouped and reported as an “All Other” non-reportable segment.
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
All Other. The All Other non-reportable segment is composed of HEI’s corporate-level operating, general and administrative expenses and the results of Pacific Current, LLC (Pacific Current). Pacific Current was formed in September 2017 to focus on investing in non-regulated clean energy and sustainable infrastructure in the State of Hawaii to help reach the state’s sustainability goals. Subsequent to the Maui windstorm and wildfires, HEI and Pacific Current have suspended new investments and undertook a comprehensive review of strategic options for the assets of Pacific Current. As part of HEI’s comprehensive review of strategic options for Pacific Current, all investments of Pacific Current that were made through its subsidiaries were sold in 2025, except for Mahipapa, its remaining operating subsidiary which is in the process of being sold. See also “Electric utility—Hawaii Electric Light firm capacity PPAs” section below and Note 3 of the Consolidated Financial Statements for additional information on Pacific Current activities. The All Other segment also includes ASB Hawaii, Inc. (ASB Hawaii) (a holding company), which previously owned ASB, and 40% interest in GLST1, an entity created for the specific purpose of holding HEI’s and Hawaiian Electric’s first liability installment payment pursuant to the settlement agreements to settle the tort-related claims in the litigation arising out of the Maui windstorm and wildfires.
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
HEI is subject to an agreement entered into with the PUC (the PUC Agreement) which, among other things, requires PUC approval of any change in control of HEI. The PUC Agreement also requires HEI to provide the PUC with periodic financial information and other reports concerning intercompany transactions and other matters. It also prohibits the Utilities from loaning funds to HEI or its nonutility subsidiaries and from redeeming common stock of the electric utility subsidiaries without PUC approval. Further, the PUC could limit the ability of the electric utility subsidiaries to pay dividends on their common stock. See also Note 15 of the Consolidated Financial Statements and “Electric utility—Regulation” below.

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
Beginning in 2024 and continuing into 2026, HEI has embarked on a strategy to divest all of its affiliated companies other than the Utilities, intending for the Utilities to be HEI’s sole operating companies. On December 30, 2024, HEI, ASB and ASB Hawaii entered into investment agreements to sell 90.1% of the common stock of ASB to various investors, including certain ASB officers and directors of ASB, while retaining 9.9% of the common stock of ASB. The sale transaction closed on December 31, 2024. HEI and ASB Hawaii no longer have a controlling interest in ASB and are no longer subject to applicable federal and state regulation and supervision (including under the Federal Reserve Board and Office of the Comptroller of the Currency).
As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, on March 10, 2025, Pacific Current closed on the sale of Hamakua Holdings, LLC (Hamakua Holdings), a then wholly owned subsidiary of Pacific Current, to an unaffiliated third party for cash consideration (Hamakua Sale). Hamakua Holdings had two wholly owned subsidiaries: Hamakua Energy, which owned a 60-MW combined cycle power plant that sells power to Hawaii Electric Light under an existing power purchase agreement, and HAESP, LLC (created in connection with the current on-going Stage 3 RFP process).
In addition, effective August 1, 2025, HEI closed on the sale of its solar and BESS assets to an unaffiliated third party for cash consideration (Solar Asset Disposition). The Solar Asset Disposition was completed through the sale of the membership interests in Pacific Current, Solar and Storage Operating Company, LLC (PC Opco), a then newly created indirect subsidiary of Pacific Current, which owned all of the membership interest of Pacific Current’s solar and BESS project companies: Mauo, LLC, Kaʻieʻie Waho Company, LLC, Upena, LLC and Alenuihaha Developments, LLC (Project Companies). As a result of the Solar Asset Disposition, effective as of August 1, 2025, Pacific Current no longer owns the Project Companies. Pacific Current is currently in the process of selling the membership interest in its remaining operating subsidiary, Mahipapa, LLC.
Pursuant to HEI’s divestiture strategy, on October 31, 2025, HEI and Hawaiian Electric filed a revised request with the PUC to terminate or suspend the ATRs. Termination of the ATRs would allow implementation of a corporate integration, under which all HEI employees would move to Hawaiian Electric. A few officer positions would manage and operate both HEI and Hawaiian Electric (dual-hatted executives) and the HEI and Hawaiian Electric boards of directors would be composed of a single set of individuals.
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
Employees.  The Company had total and full-time employees as follows:

December 31	2025		2024		2023
	Total	Full-time	Total	Full-time	Total	Full-time
	employees	employees	employees	employees	employees	employees
HEI[1]	53	51	69	69	75	75
Hawaiian Electric and its subsidiaries	2,622	2,608	2,533	2,518	2,654	2,564
ASB[2]	—	—	—	—	977	958
	2,675	2,659	2,602	2,587	3,706	3,597
1 Includes consolidated Pacific Current employees. For 2025, 2024, and 2023, HEI corporate had 39, 44, and 45 employees, respectively.
2 Beginning December 31, 2024, as a result of the sale transaction, ASB was no longer a subsidiary of HEI.
The employees of HEI and its direct and indirect subsidiaries, other than the Utilities, are not covered by any collective bargaining agreement. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement. On January 26, 2024, a new three-year contract was ratified and is in effect from November 1, 2024 through October 31, 2027. The contract provides for a 3% general wage increase in each year of the three-year contract, double time for callouts, and a 1% incentive payment upon achievement of specified objectives.
Culture of inclusion and belonging. The Company is committed to fostering an inclusive culture – where all employees can thrive, feel a sense of belonging, and contribute at their highest potential. This type of culture supports greater collaboration, trust, engagement, excellence and innovation - strengthening problem-solving and decision-making across the Company. The Company believes that a workforce enriched by diverse backgrounds, experiences, skills and perspectives is essential to effectively serving its customers, communities and stakeholders. Operating exclusively in Hawaii, one of the most culturally diverse states in the U.S., the Company also recognizes the value of having employees who understand and reflect the unique culture, history and demographics of the communities it serves.
Employee development & training. To meet the evolving demands of its industries, address the Company’s stakeholder needs, attract and retain talent, and effectively execute its strategies, the Company depends on a workforce that is highly skilled and adaptable. Accordingly, the Company invests in targeted skill-building opportunities, as well as industry-specific and leadership development programs, to support ongoing employee growth and performance.
Hawaiian Electric provides employees of both Hawaiian Electric and HEI holding company with a wide range of skills and professional development opportunities. These include leadership development courses, employee development courses, technical training, apprenticeship programs, operational and environmental compliance training, cybersecurity awareness, and required safety courses. The Company also offers tailored leadership programs, such as supervisor training designed to help new supervisors transition into key operational, administrative, and leadership roles. In addition, leadership and employee assessments support improved productivity and workplace effectiveness. Learning and development initiatives are aligned with both individual and organizational performance goals and are reinforced through the annual performance evaluation process. Ongoing leadership succession planning further ensures the identification and development of successors and high potential employees, helping to maintain a strong leadership pipeline.
Safety and health. As a core value, the Company strives to create workplace environments that prioritize the physical and emotional well-being of its employees. For the Utility, safety is of paramount importance due to the inherent risks involved in certain aspects of its operations and the critical role the Utility plays in maintaining the electrical grid for the State of Hawaii.
Hawaiian Electric is committed to maintaining a strong safety culture. Due to the intrinsic nature of its operations, safety is embedded in Hawaiian Electric’s DNA. Management proactively assumes the responsibility of providing visible leadership and strategic direction for the health and safety management system and programs in their area of oversight. This leadership and direction are instrumental to building and sustaining a resilient safety culture and drive continual safety improvement. Allocating adequate resources to enable seamless implementation of safety programs and holding leaders accountable for the implementation of safety programs and resulting health and safety performance are strategic requirements. This commitment is reinforced through executive compensation tied to safety performance metrics, such as recordable incidents and lost workdays. These measures reward improvements in workplace safety, promote employee well-being, and contribute to long-term cost reductions. Hawaiian Electric’s ultimate goal is zero incidents, with every employee taking ownership of their own safety and that of their co-workers, contractors, and the public. More information on such targets is available in HEI’s 2026 Proxy Statement.
Beyond safety, Hawaiian Electric fosters a culture of total well-being to support its employees from hire to retire and beyond. Hawaiian Electric integrates wellness as a business strategy, offering programs that address emotional, physical, occupational, social, spiritual, intellectual, environmental and financial health. These include access to an extensive Employee Assistance Program for employees and their family members, participation in various community charity walks, wellness related trainings and resources, onsite mental health support, a wide variety of corporate wellness activities, gym and group fitness discounts, and financial wellness classes.
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
Properties.  HEI leases office space from a nonaffiliated lessor in downtown Honolulu under leases that expire in December 2027. Mahipapa, LLC (Mahipapa), a wholly owned subsidiary of Pacific Current, owns a 7.5-MW biomass facility located on approximately 65 acres of land and leases 3,500 acres on the island of Kauai. See “Electric utility” section for a description of properties owned and leased.

Electric utility
Hawaiian Electric and subsidiaries and service areas.  Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively. All of Hawaiian Electric’s equity securities are directly owned by HEI.
    In 2025, the Utilities’ revenues and net income amounted to approximately 99% and 137% respectively, of HEI’s consolidated revenues and income from continuing operations. In 2024, the Utilities’ revenues and net loss amounted to approximately 100% and 93% respectively, of HEI’s consolidated revenues and loss from continuing operations. In 2023, the Utilities’ revenues and net income amounted to approximately 99% and 133%, respectively, of HEI’s consolidated revenues and income from continuing operations.
The islands of Oahu, Hawaii, Maui, Lanai and Molokai have a combined population estimated at 1.4 million, or approximately 95% of the total population of the State of Hawaii, and comprise a service area of approximately 5,800 square miles. The principal communities served include Honolulu (on Oahu), Hilo and Kona (on Hawaii) and Wailuku and Kahului (on Maui). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations. In November 2020, the PUC approved Hawaiian Electric’s acquisition of the electric distribution systems serving 12 U.S. Army installations on Oahu, including Schofield Barracks, Wheeler Army Airfield, Tripler Army Medical Center, Fort Shafter and Army housing areas.
The State has granted Hawaiian Electric, Hawaii Electric Light and Maui Electric nonexclusive franchises, which authorize the Utilities to construct, operate and maintain facilities over and under public streets and sidewalks. Each of these franchises will continue in effect for an indefinite period of time until forfeited, altered, amended or repealed.
Climate action plan. In 2021, the Utilities set an aggressive goal to cut carbon emissions from power generation 70% by 2030, compared with 2005 levels. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and independent power producers (IPPs) who sell electricity to the Utilities. In addition, the Utilities have committed to achieving net zero carbon emissions from power generation by 2045 or sooner.
Key elements of the 2030 plan to reduce emissions include:
•    The closing of the state’s last coal plant, which occurred in September 2022 upon expiry of the PPA
•    Adding nearly 50,000 rooftop solar systems, more than a 50% increase, compared to the approximately 90,000 systems online in 2021 when the climate action plan was developed
•    Retiring at least six fossil-fueled generating units and significantly reducing the use of others as new renewable resources come online
•    Adding additional renewable energy projects capable of generating a total of at least 1 gigawatt beyond resources in place in 2021, including shared solar (community-based renewable energy)
•    Using more grid-scale and customer-owned energy storage
•    Expanding geothermal resources
•    Creating innovative programs that provide customers incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night

Since the time the 2030 goal was established, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies related to solar panel imports, have slowed the pace of progress toward reducing greenhouse gas (GHG) emissions. The downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires, which makes it more difficult for independent power producers to procure low-cost financing, has added an additional impediment to completion of new renewable energy and storage projects. Further, the recent repealing of the investment tax credit for renewables is also expected to impact the ability to procure new generation at reasonable rates. As a result of these challenges, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s RPS goals. As of December 31, 2025, the Utilities estimate a reduction of carbon emissions of approximately 25%. This represented an increase in emissions compared to the 27% reduction in 2024 due to higher customer electric usage. As renewable energy replaces fossil fuel generation, carbon emissions are expected to continue to decline over time.
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
Sales of electricity.

Years ended December 31	2025		2024		2023
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
Hawaiian Electric	310,789	$2,139,817	310,336	$2,246,646	309,631	$2,324,044
Hawaii Electric Light	91,234	452,018	90,522	475,556	89,477	458,157
Maui Electric	72,218	431,963	71,678	434,810	72,497	443,017
	474,241	$3,023,798	472,536	$3,157,012	471,605	$3,225,218
* As of December 31.
Regulatory mechanisms. Base electric rates are set in rate cases, and on April 29, 2020, the PUC issued an order terminating the mandatory triennial rate case cycle in anticipation of the performance-based regulation framework (PBR Framework). The regulatory framework in effect in 2020 included a number of mechanisms designed to provide utility financial stability during the transition toward the state’s 100% renewable energy goals. For example, under the sales decoupling mechanism, the Utilities are allowed to recover from customers, the PUC-approved target revenues, independent of the level of kilowatt-hour (kWh) sales. The decoupling mechanism (i.e., the Revenue Balancing Account) continues under the PBR Framework.
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

These regulatory mechanisms are summarized as follows:

Mechanism	Description
Sales decoupling	Provides predictable revenue stream by fixing net revenues at the level approved in last rate case plus the PUC-approved adjustments (revenues not linked to kWh sales).
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

Demand-Side Management Mechanism
Allows for recovery of costs related to demand side management programs not included in base rates, including recovery of incentive payments for the Utilities’ Scheduled Dispatch Program and Bring Your Own Device Program.

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
Earnings Sharing Mechanism (ESM)
Protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate making ROACE; reflecting a symmetrical ESM for achieved rate making ROACE outside of a 300 basis points dead band above or below the current authorized ROACE of 9.5% for each of the Utilities (i.e., above 12.5% or below 6.5%).

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
Significant customers.  The Utilities derived approximately 11%, 11% and 12% of their operating revenues in 2025, 2024 and 2023, respectively from the sale of electricity to various federal government agencies. Hawaiian Electric continues to work with various federal agencies to implement measures that will help them achieve their energy efficiency, resilience and clean energy objectives.

Selected consolidated electric utility operating statistics.

Years ended December 31	2025	2024	2023	2022	2021
MWh sales (thousands)
Residential	2,357.5	2,295.4	2,342.1	2,415.2	2,491.6
Commercial	2,634.0	2,597.8	2,586.7	2,628.8	2,572.5
Industrial	3,407.6	3,301.3	3,273.5	3,295.7	3,174.3
Other	24.3	24.4	24.4	14.3	22.7
	8,423.4	8,218.9	8,226.7	8,354.0	8,261.1
MWh net generated and purchased (thousands)
Net generated	5,305.3	5,251.6	5,343.0	5,011.9	4,501.0
Purchased	3,674.0	3,549.1	3,271.2	3,750.4	4,153.7
	8,979.3	8,800.7	8,614.2	8,762.3	8,654.7
MWh customer-sited solar (thousands)	1,856.5	1,691.2	1,585.5	1,522.4	1,418.0
RPS (%)[1]	36.8	35.8	33.3	31.8	38.4
Losses and system uses (%)	4.1	6.4	4.2	4.4	4.3
Energy supply (December 31)
Net generating capability—MW	1,608	1,647	1,739	1,738	1,738
Firm and other purchased capability—MW2	369	366	362	362	540
	1,977	2,013	2,101	2,100	2,278
Net peak demand—MW3	1,447	1,424	1,447	1,467	1,471
Btu per net kWh generated	11,021	11,074	11,102	10,941	10,988
Average fuel oil cost per MBtu (cents)	1,632.9	1,868.2	2,060.0	2,310.9	1,305.4
Customer accounts (December 31)
Residential	418,801	417,253	416,072	413,744	414,713
Commercial	53,937	53,810	54,060	54,416	54,373
Industrial	739	712	702	696	698
Other	764	761	771	812	828
	474,241	472,536	471,605	469,668	470,612
Electric revenues (thousands)
Residential	$983,583	$1,011,289	$1,028,415	$1,069,974	$843,655
Commercial	963,275	1,013,567	1,029,927	1,077,521	802,878
Industrial	1,067,468	1,122,152	1,156,909	1,211,242	853,293
Other	9,472	10,004	9,967	7,884	7,780
	$3,023,798	$3,157,012	$3,225,218	$3,366,621	$2,507,606
Average revenue per kWh sold (cents)	35.90	38.41	39.21	40.30	30.35
Residential	41.72	44.06	43.91	44.30	33.86
Commercial	36.57	39.02	39.82	40.99	31.21
Industrial	31.33	33.99	35.34	36.75	26.88
Other	38.98	41.05	40.79	55.24	34.19
Residential statistics
Average annual use per customer account (kWh)	5,639	5,512	5,628	5,821	6,022
Average annual revenue per customer account	$2,352	$2,429	$2,471	$2,579	$2,039
Average number of customer accounts	418,048	416,402	416,177	414,910	413,725
1 In July 2022, former Governor Ige signed Act 240 (H.B.2089), which amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology.
2 AES Hawaii provided 180 MW of firm capacity from its coal-fired cogeneration plant. The purchase power agreement expired on September 1, 2022 and was not renewed. The AES Hawaii coal plant has ceased operations.
3 Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.  The following table contains certain generation statistics as of and for the year ended December 31, 2025. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Hawaiian Electric	Hawaii Electric Light	Maui Electric
	Island of Oahu	Island of Hawaii	Island of Maui	Island of Lanai	Island of Molokai	Total
Net generating and firm purchased capability (MW) as of December 31, 2025[1]
Conventional oil-fired steam units	906.9	50.1	35.9	—	—	992.9
Diesel internal combustion engine	—	28.3	86.5	9.4	9.8	134.0
Simple-cycle combustion turbines	230.8	21.0	—	—	2.2	254.0
Dual train combined-cycle unit	—	56.3	113.6	—	—	169.9
Biodiesel internal combustion engine	57.4	—	—	—	—	57.4
Firm contract power[2]	276.5	92.2	—	—	—	368.7
	1,471.6	247.9	236.0	9.4	12.0	1,976.9
Net peak demand (MW)[3]	1,058.0	183.9	193.4	6.0	5.8	1,447.1
Reserve margin	39.0%	34.8%	22.1%	56.7%	107.1%	36.6%
Annual load factor	72.4%	69.5%	63.8%	68.0%	62.2%	70.8%
MWh net generated and purchased (thousands)	6,712.9	1,118.8	1,080.2	35.7	31.7	8,979.3
1Hawaiian Electric units at normal ratings; Hawaii Electric Light and Maui Electric units at reserve ratings.
2Nonutility generators - Hawaiian Electric: 208 MW (Kalaeloa Partners, L.P., oil-fired) and 68.5 MW (HPOWER, refuse-fired); Hawaii Electric Light: 60 MW (Hamakua Energy, oil-fired) and 34.6 MW (PGV, geothermal). PGV’s current limited capability of 32.2 MW has been incorporated into the utility’s firm contract power capability as of December 31, 2025.
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
The rate schedules of the Utilities contain ECRCs and PPACs that allow them to recover costs of fuel and purchase power expenses.
In addition to the firm capacity PPAs described below, the Utilities also purchase energy on an as-available basis directly from nonutility generators and through its Feed-In Tariff programs, as well as through renewable dispatchable generation power purchase agreements. The Utilities also receive renewable energy from customers under its customer-sited Distributed Energy Resources programs.
The PUC has allowed rate recovery for the firm capacity and purchased energy costs for the Utilities’ approved firm capacity and as-available energy PPAs.
Hawaiian Electric firm capacity PPAs.  Hawaiian Electric currently has two major firm capacity PPAs that provide a total of 276.5 MW of firm capacity, representing 19% of Hawaiian Electric’s total net generating and firm purchased capacity on the Island of Oahu as of December 31, 2025.
Under the 2021 Amended and Restated PPA with Kalaeloa Partners, L.P. (Kalaeloa), Hawaiian Electric is committed to purchase 208 MW of firm capacity. The Kalaeloa facility, which is a Qualifying Facility (QF), is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine that utilizes waste heat from the combustion turbines. The PPA, among other provisions, extends the term for ten contract years after the effective date. The ARPPA was approved on November 23, 2022 and the rates under the ARPPA became effective on January 1, 2023.
Hawaiian Electric also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu with respect to a refuse-fired plant (HPOWER). Under the PPA, as amended and restated, Hawaiian Electric is committed to purchase 68.5 MW of firm capacity annually up until the PPA expires on April 2, 2033.
Hawaii Electric Light firm capacity PPAs.  Hawaii Electric Light has two major firm capacity PPAs that provide a total of 92.2 MW of firm capacity, representing 37% of Hawaii Electric Light’s total net generating and firm purchased capacity on the Island of Hawaii as of December 31, 2025.
In October 1997, Hawaii Electric Light entered into an agreement with Encogen, which was succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement requires Hawaii Electric Light to purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle facility consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines, which primarily burns naphtha (a mixture of liquid hydrocarbons) and, starting in late 2019, biodiesel (comprising approximately 40% of HEP’s generation in 2025). In November 2017, Hamakua Energy, an indirect subsidiary of HEI, purchased the plant from HEP. On February 7, 2025, the parent company of Hamakua Holdings, LLC, an indirect subsidiary of HEI and parent company of Hamakua Energy, entered into a Securities Purchase Agreement to sell all the membership interests in Hamakua Holdings, LLC to an unaffiliated third party. The sale closed on March 10, 2025. See “Sale of Hamakua Holdings, LLC” in Note 3 of the Consolidated Financial Statements.
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
See “Fuel contracts” in Hawaiian Electric’s MD&A.
The following table sets forth the average cost of fuel oil used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to generate electricity in 2025, 2024 and 2023:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2025	99.08	1,595.2	103.63	1,724.9	104.36	1,753.2	100.40	1,632.9
2024	114.42	1,839.5	117.55	1,960.3	115.93	1,945.6	115.00	1,868.2
2023	127.45	2,051.1	124.04	2,063.7	124.86	2,101.1	126.73	2,060.0

The average per-unit cost of fuel oil consumed to generate electricity for Hawaiian Electric, Hawaii Electric Light and Maui Electric reflects a different volume mix of fuel types and grades as follows:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric
	% LSFO	% Biodiesel/Diesel	% HSFO	% Diesel	% HSFO	% Diesel
2025	92	8	35	65	24	76
2024	93	7	32	68	26	74
2023	92	8	35	65	22	78
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
The Utilities estimate that 73% of the net energy they generate will come from fossil fuel oil in 2026 compared to 69% in 2025. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaii Electric Light and Maui Electric generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both HSFO and diesel.
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
See “Utility projects” under “Commitments and contingencies” in Note 4 of the Consolidated Financial Statements.
Competition.  See “Competition” in Hawaiian Electric’s MD&A.
Regulation.  The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of Hawaiian Electric and its electric utility subsidiaries. See the previous discussion under “Rates.”
Electrification of Transportation. In June 2018, the PUC initiated a proceeding to review the Utilities’ Electrification of Transportation (EoT) Strategic Roadmap, which provided an economic analysis for light duty electric vehicles on the island of Oahu, Maui and Hawaii. In October 2019, the Utilities filed their EoT Workplan, establishing a schedule to continue implementation of the EoT roadmap with a focus on Electric Vehicle (EV) rate design and make ready charging infrastructure in the near term. The Utilities subsequently filed an update in May 2024, called the EoT Strategic Roadmap 2.0 to reflect changes to market conditions since 2018 and identifies potential utility EoT actions through 2030, through input from community and industry experts.
The Utilities followed through on the EoT Workplan, with three filings: the electric bus make ready infrastructure pilot, Charge Ready Hawaii commercial infrastructure pilot, and two commercial EV rates, EV-J and EV-P. The Utilities completed the 18-month Smart Charge Hawaii Telematics pilot in December 2024.
The Utilities operate 32 public Direct Charge fast chargers as part of the EV-U and EV-MAUI tariff. On June 26, 2025, the PUC issued an order granting the Utilities’ request to make EV-U a regular tariff from a pilot, and modified the allowable accounts from 25 to 50.
The Utilities are committed to electrifying 100% of their class 1 vehicles (sedans, SUVs and light trucks) by 2035. As of December 31, 2025, 21% of class 1 vehicles are EVs.
Renewable Portfolio Standards. Hawaii’s RPS law requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively, counting only electrical generation using renewable energy as a source. In July 2022, former Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. For example, the 2022 RPS achieved under the revised RPS calculation would have been 39.1% under the prior method versus 31.8% under the revised method. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones; however, the Utilities expect to continue to meet the RPS milestones under the amended RPS law to exceed the 2030 RPS requirement of 40%. The ability of the Utilities to meet RPS milestones after 2030 may be impacted by the Utilities’ current credit ratings, which may impact independent power producers’ ability to secure low-cost financing. In 2025, the Utilities’ RPS was 36.8%.
Affiliate transactions. Certain transactions between HEI’s electric public utility subsidiaries (Hawaiian Electric, Hawaii Electric Light and Maui Electric) and HEI and affiliated interests (as defined by statute) are subject to regulation by the PUC.
The PUC issued an order requiring Hawaiian Electric to continue to provide the PUC with annual status reports on its compliance with the PUC Agreement (pursuant to which HEI became the holding company of Hawaiian Electric) and to present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases to support Hawaiian Electric’s position that its access to capital did not suffer as a result of HEI’s involvement in nonutility activities and that HEI’s diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by Hawaiian Electric’s utility customers.
The PUC also established a set of requirements governing transactions and sharing of information between the Utilities and its affiliates (Affiliate Transaction Requirements or ATRs), which intended to establish safeguards to avoid potential market power benefits and cross-subsidization between regulated and unregulated activities. The requirements include rules on interactions with affiliates, information handling, business development, political activities, promotional activities, sales of products and services, and employee sharing restrictions. The ATRs include implementing an internal code of conduct, a compliance plan, including policies and procedures to comply with the requirements, and having an audit conducted every three years that examines the compliance with the requirements. Penalties for non-compliance depend on the severity of the violation, and can range from daily fines to divestiture of the Utilities by the holding company. The ATRs also require independent compliance audits be conducted every three years, the first of which was completed in 2022 and found no findings of noncompliance for the period of December 2018 to December 2021. The PUC accepted the first ATRs audit report while ordering certain governance improvement opportunities that the Company implemented in 2023. The second triennial audit which reviewed ATRs compliance from January 2022 to December 2024 was completed and had no findings of noncompliance. The Utilities submitted the final report to the PUC in October 2025.
In June 2025, the Utilities submitted a request with the PUC to terminate or suspend the ATRs. Beginning in 2024 and continuing into 2026, HEI has embarked on a strategy to divest all of its affiliated companies other than the Utilities, intending for the Utilities to be HEI’s sole operating companies. Termination of the ATRs would allow implementation of a corporate integration, under which all HEI employees would move to Hawaiian Electric. A few officer positions would manage and operate both HEI and Hawaiian Electric (dual-hatted executives) and the HEI and Hawaiian Electric boards of directors would be composed of a single set of individuals. In September 2025, the PUC dismissed the request without prejudice. In its order, the PUC provided guidance on the topics to be addressed in any future request. On October 31, 2025 HEI and Hawaiian Electric filed a revised request with the PUC to terminate or suspend the ATRs. After responding to information requests from the Consumer Advocate, the Consumer Advocate issued its statement of position on February 4, 2026. The Consumer Advocate supported the approval of the request with the condition that before any recovery of expenses related to HEI, the Utilities should give the Consumer Advocate and the PUC advance notice of likely changes to recovery. HEI and Hawaiian Electric informed the PUC that the docket was ready for decision making on February 5, 2026.
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
Properties. As of December 31, 2025, the Utilities’ ownership in generating assets was as follows:

Property	Location (island)	Principal Fuel Type	Generating Capacity (MW)	Status
Hawaiian Electric:
Waiau[1,2]	Oahu	LSFO / Diesel	388.2	Active
Kahe[1]	Oahu	LSFO	620.5	Active
Campbell Industrial Park (CIP)[1]	Oahu	Diesel	129.0	Active
Honolulu Power Plant[1]	Oahu	N/A	—	Retired in 2023
Schofield Generating Station[3]	Oahu	Biodiesel / ULSD	49.4	Active
West Loch PV Project[4]	Oahu	Renewable (Solar)	20.0	Active
Hawaii Electric Light[5]:
Shipman	Hawaii	N/A	—	Retired in 2015
Waimea	Hawaii	ULSD	7.5	Active
Keahole[6]	Hawaii	Diesel / ULSD	77.6	Active
Puna	Hawaii	HSFO / Diesel	36.7	Active
Hill/Kanoelehua[7]	Hawaii	HSFO / ULSD	55.4	Active
Distributed generators at substation sites[8]	Hawaii	ULSD	3.8	Active
Maui Electric[9]:
Kahului	Maui	HSFO	35.9	Active
Maalaea[10]	Maui	Diesel / ULSD	208.4	Active
Miki Basin	Lanai	ULSD	9.4	Active
Palaau	Molokai	ULSD	12.0	Active
Distributed generators at substation sites	Maui	ULSD	3.8	Active
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
6     One of the generators (CT2, 13.8 MW) is currently inactive.
7     One of the generators (CT1, 11.5 MW) is currently inactive.
8        One of the four distributed generators (Panaewa D24, 1.25 MW) was damaged in a substation fire in January 2024.
9        The four plants are situated on Maui Electric-owned land having a combined area of 60.7 acres. The distributed generators are located within Maui Electric-owned substation sites having a combined area of approximately three acres.
10     One of the generator’s (M11, 12.50 MW) gear train was damaged in April 2025 and was placed on inactive status in January 2026.

As of December 31, 2025, the Utilities’ ownership in fuel storage facilities was as follows:

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
Maui Electric’s administrative offices, as well as its engineering and distribution departments, are situated on 9.1 acres of Maui Electric-owned land in Kahului. Maui Electric also owns approximately 20 acres of land which house some of its substations, leases approximately 3,600 square feet of land for its telecommunication and microwave facilities, leases approximately 6,000 square feet of land at Kahului Harbor for pipeline purposes, and leases 17,958 square feet of land at Puunene for the Puunene Substation. Maui Electric also owns approximately 87 acres of vacant land, including land used for debris storage, at Waena, Palaau, and Kahului. Fuel storage facilities are located on Maui Electric-owned properties at Kahului Baseyard, Kahului Power Plant, Maalaea Power Plant, Miki Basin, Palaau, Hana, and the Kuihelani Substation. Two, 1-MW stand-by diesel generators are located within the Maui Electric-owned land at Hana Substation. One, 1.83-MW stand-by diesel generator is located within the Maui Electric-owned land at Kuihelani Substation.
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

Holding company and company-wide risks.
Losses resulting from the Maui windstorm and wildfires did and may continue to have a material adverse effect on HEI’s and Hawaiian Electric’s financial condition, liquidity, cash flows and results of operations. On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas caused widespread property damage, including damage to property of the Utilities, and 102 confirmed fatalities in Lahaina (the Maui windstorm and wildfires). The Maui Department of Fire and Public Safety and Bureau of Alcohol, Tobacco, Firearms and Explosives reports classified the cause of the fire as “accidental.”
Effective November 1, 2024, HEI and Hawaiian Electric entered into the Settlement Agreements (as defined herein) to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires. One of the Settlement Agreements, the Class Settlement Agreement (as defined herein) remains subject to final court approval.
HEI and Hawaiian Electric have agreed to make substantial payments to settle all Maui windstorm and wildfire tort-related legal claims if all conditions of the Settlement Agreements are satisfied. Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes the $75 million previously contributed for the One ‘Ohana Initiative (a humanitarian aid fund to provide payments outside of litigation to the beneficiaries of those who died, as well as compensation for personal injury damages). The total settlement amount is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. HEI and Hawaiian Electric must pay such remaining amounts in four equal annual installments of approximately $479 million, with the first installment expected to be made once the conditions to funding are satisfied, which will occur no sooner than early 2026. The Settlement Agreements also provide that $500 million of the total settlement payments will be reserved and made available to defendants to defray the cost to resolve any claims brought by plaintiffs who do not release claims as part of the settlements.
If all conditions of the Settlement Agreements are satisfied, HEI expects to finance the settlement payments through a mix of debt, common equity, equity-linked securities or other potential options. While HEI management believes it will be able to raise the capital necessary to finance the settlement payments, there is no assurance that future financing will be available in sufficient amounts, on a timely basis or on reasonable terms acceptable to HEI, if at all.
If HEI’s financing plans are unsuccessful, HEI and Hawaiian Electric may need to consider other strategic alternatives, including delaying strategic initiatives, selling assets, or other strategic measures including, without limitation, obtaining relief under the U.S. Bankruptcy Code. Such alternatives could adversely affect our financial results or other factors impacting our finances, operations or HEI’s stock valuation.
The Settlement Agreements do not resolve claims with insurers who have asserted subrogation claims in separate lawsuits, and such insurers are not parties to the Settlement Agreements, but resolution of their claims through an agreement or a final unappealable court order is a condition to the defendants’ payment obligations under the Settlement Agreements. Two primary subrogation actions have been brought by various insurers covering almost all of the direct subrogation claims. On December 30, 2025, the court in both actions entered judgment in favor of the defendants, but certain of the plaintiff insurers have now appealed those rulings. No briefing schedules in these appeals have been set.
If the conditions of the Settlement Agreements are not satisfied or the agreements are otherwise terminated, HEI and Hawaiian Electric intend to vigorously defend against the litigation. There is no assurance that HEI and Hawaiian Electric will be successful in the defense of the litigation or that insurance proceeds will be available to fund any potential settlements, judgments, or costs associated with the litigation.
There can be no assurance that HEI and Hawaiian Electric will have the liquidity to make the payments required under the Settlement Agreements. The amount of any liability arising from the Maui windstorm and wildfires could have a material adverse impact on our financial condition, liquidity, cash flows and results of operations.
HEI’s and Hawaiian Electric’s access to lower cost sources of capital will continue to be negatively impacted as a result of the downgrades in their debt credit ratings to below investment grade. In August 2023, HEI and Hawaiian Electric received multiple downgrades to their debt, including to ratings below investment grade, by Fitch, Moody’s and S&P. As of February 17, 2026, the Fitch, Moody’s and S&P ratings of HEI and Hawaiian Electric were as follows:

	Fitch	Moody’s	S&P
HEI:
Long-term issuer default, long-term corporate family and issuer credit, respectively	B+	Ba3	B+
Short-term issuer default, commercial paper and commercial paper, respectively	B	NP	B
Outlook	Positive	Positive	Watch Positive

Hawaiian Electric:
Long-term issuer default, long-term and issuer credit, respectively	BB-	Ba2	B+
Short-term issuer default, commercial paper and commercial paper, respectively	B	NP	B
Senior unsecured debt/special purpose revenue bonds	BB	Ba2	*
Cumulative preferred stock (selected series)	*	WR1	*
Outlook	Positive	Positive	Watch Positive
1 Rating withdrawn due to preferred stock redemption in the fourth quarter of 2025.
*    Not rated.
NP - Not Prime
WR - Withdrawn rating

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
Unless and until these debt ratings are upgraded to investment grade, the Company will continue to have restricted access to lower cost sources of capital. Recent projects, such as, wildfire mitigation plan, grid modernization, reliability and resilience all require significant capital expenditures to implement. The Company may not be able to obtain the necessary financing to achieve its business objectives as a result of the downgrades. Accordingly, the Company’s financial condition, liquidity, cash flows and results of operations may be adversely impacted if debt credit ratings are maintained at below investment grade for an extended period of time.
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
Extreme weather events and other natural disasters, particularly those exacerbated by evolving climate dynamics such as the Maui windstorm and wildfires, could materially affect Hawaiian Electric’s assets and infrastructure, particularly if such infrastructure is damaged or is found to have contributed to other catastrophic events such as a wildfire. Extreme weather-related incidents and other natural disasters, including volcanic eruptions, mudslides, hurricanes, tsunamis and other storms, can interfere with the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver electricity to customers. Damage to Hawaiian Electric’s infrastructure can also cause or contribute to additional loss through events such as wildfires. These risks are increasing, as evolving climate dynamics have exacerbated some of the conditions that lead to these extreme weather events and natural disasters. Such an event can result in lost revenue and increased expenses for the Utilities, but it also can result in regulatory penalties and disallowances if Hawaiian Electric is unable to restore power on a timely basis. Also, an extreme event can lead to significant claims for damages, including for loss of life and property, and has been the case with the Maui windstorm and wildfires. Therefore, these events could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations.

Holding Company Risk—HEI is a holding company that derives its income from its principal operating subsidiary, Hawaiian Electric, and depends on the ability of Hawaiian Electric to pay dividends or make other distributions to HEI and on its own ability to raise capital.  HEI is a legal entity separate and distinct from its subsidiaries. As a holding company, HEI’s cash flows and consequent ability to service its obligations and pay dividends on its common stock is dependent upon its receipt of dividends or other distributions from Hawaiian Electric and its ability to issue common stock or other equity securities and to incur additional debt. A material reduction or delay in dividends or other distributions by Hawaiian Electric for an extended period of time, such as a continuation or expansion of the reduction in dividends that HEI currently is experiencing due to the Maui windstorm and wildfires, could have a material adverse effect on the Company’s business, financial condition and results of operations. The ability of Hawaiian Electric to pay dividends or make other distributions to HEI, in turn, is subject to the risks associated with their operations and to contractual and regulatory restrictions, including:
•the provisions of an HEI agreement with the PUC (PUC Agreement), which could limit the ability of HEI’s principal electric public utility subsidiary, Hawaiian Electric, to pay dividends to HEI in the event that the consolidated common stock equity of the Utilities falls below 35% of total capitalization of the Utilities. As of December 31, 2025, the consolidated common stock equity of HEI’s electric utility subsidiaries was 42% of their total capitalization based on the current definition under the PUC Agreement and, as a result, the Utilities are restricted in cash payment of their dividend to HEI at this time (see Note 15 of the Consolidated Financial Statements.); and
•the provisions of debt instruments of HEI and its subsidiaries.
Credit and Capital Market Risk—The Company, and its lowered credit rating, is subject to risks associated with the Hawaii economy, including catastrophic events such as the Maui windstorm and wildfires (in the aggregate and on an individual island basis), volatile U.S. capital markets and changes in the interest rate and credit market environment that have or could result in higher retirement benefit plan funding requirements and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.  The two largest components of Hawaii’s economy are tourism and the federal government (including the military). Because the core businesses of HEI’s subsidiaries are providing local public electric utility services (through Hawaiian Electric and its subsidiaries), the Company’s operating results are significantly influenced by: Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism; by the impact of interest rates on the construction and real estate industries and by the impact of federal government spending in Hawaii, which can be affected by world conditions; and, from time to time, the expiration of federal government appropriations bills. In addition, the Hawaii economy could be directly or indirectly affected by implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions and the potential impacts of global and local developments (including economic conditions and uncertainties; unrest, terrorist acts, wars (such as the Russia-Ukraine war), conflicts, political protests, deadly virus epidemic, pandemics, or other crisis; the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade).
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
HEI and the Utilities are also exposed to interest rate risk primarily due to their periodic borrowing requirements, the discount rate used to determine pension funding requirements and the possible effect of interest rates on the Utilities’ rates of return. Interest rates are sensitive to many factors, including general economic conditions and the policies of government and regulatory authorities. HEI cannot predict future changes in interest rates, nor be certain that interest rate risk management strategies it or its subsidiaries have implemented will be successful in managing interest rate risk.
There may be future conditions or events that raise substantial doubt about our ability to continue as a going concern, and it is possible that any plan developed to alleviate such doubt may be unsuccessful. In addition, any capital raised may result in dilution to our current shareholders. For the year ended December 31, 2024, the Company incurred losses from continuing operations of approximately $1.32 billion. For the year ended December 31, 2024, the Utilities incurred net losses of approximately $1.23 billion. The net losses for the year ended December 31, 2024, were primarily due to the accruals of estimated wildfire liabilities in the second and third quarters of 2024, totaling approximately $1.92 billion related to the Maui windstorm and wildfire tort-related legal claims. The Company previously disclosed in its Quarterly Report on Form 10-Q for the quarter ending June 30, 2024, that based on its financial and liquidity condition, and because it had not yet implemented a capital financing plan to address proposed wildfire settlement payments, there was substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern. In the third quarter of 2024, the Company was able to alleviate the conditions that caused the substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern.

Management believes the Company’s cash and cash equivalents amount of $502 million and GLST1’s restricted cash amount of $479 million, both as of December 31, 2025, the available capacity on Hawaiian Electric’s asset-based lending facility (ABL Facility) (see Note 6 of the Consolidated Financial Statements included herein), additional liquidity under HEI’s registered at-the-market offering program as well as expenditure reduction efforts effectively alleviate any conditions that may cause substantial doubt regarding HEI’s and Utilities’ ability to continue as a going concern. The Company has adequate cash to meet its financial obligations and sustain operations in the short term, including available sufficient liquidity to fund the first installment of the settlement of wildfire tort claims (expected to be made no sooner than early 2026) and its other cash obligations for the next 12 months following the issuance of its financial statements. The plans that have been implemented have mitigated the conditions that previously caused the substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern as of the date of filing their 2024 second quarter financial statements. Although the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims, the Company is currently working with its financial advisors on a financing plan to raise the additional capital necessary to fund the remaining settlement of wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. If the financing plans are unsuccessful, the Company may need to consider other strategic alternatives.
The recurrence of any substantial doubt about HEI’s and the Utilities’ ability to continue as a going concern may affect the price of our common stock, may impact our relationship with third parties with whom the Company does business, including our vendors, lenders and employees, may impact our ability to raise additional capital or refinance existing debt and may impact our ability to comply, going forward, with certain covenants in our debt agreements and/or satisfy conditions to draw thereunder, which could significantly and materially restrict our operations.
If a court-approved definitive settlement agreement to resolve Maui windstorm and wildfire tort-related legal claims is not obtained, or if financing for settlement payments is not available, the Company may need to consider other alternatives for addressing the outstanding legal claims or settlement payments, and such alternatives could adversely affect our financial results or other factors impacting our finances, operations or stock valuation. As described more fully in Note 2 of the Consolidated Financial Statements included herein, the Company entered into Settlement Agreements effective November 1, 2024, to resolve all Maui windstorm and wildfire tort-related legal claims, including all claims among the defendants. Such Settlement Agreements are subject to court approval, and other conditions including resolution of the claims of the insurance companies that have paid claims for property loss and other damages. If all conditions of the Settlement Agreements are satisfied, the Company has agreed to make substantial payments to settle all Maui windstorm and wildfire tort-related legal claims. As described more fully in Note 2 of the Consolidated Financial Statements included herein, if the conditions of the Settlement Agreements are not satisfied or the agreements are otherwise terminated, the Company intends to vigorously defend against the litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance proceeds will be available to fund any potential settlements, judgments, or costs associated with the litigation.
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
If the Company’s financing plans are unsuccessful, the Company may need to consider other strategic alternatives, including delaying strategic initiatives, selling assets, or other strategic measures including, without limitation, obtaining relief under the U.S. Bankruptcy Code. Such alternatives could adversely affect our financial results or other factors impacting our finances, operations or stock valuation.
Shareholders of HEI’s common stock may experience future dilution as a result of future equity offerings. In order to raise additional capital, including capital necessary to fund litigation settlement expenses, the Company may in the future offer additional shares of HEI’s Common Stock or other securities convertible into or exchangeable for HEI Common Stock at prices that may not be the same as the current market price per share, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which the Company may sell additional shares of HEI Common Stock, or securities convertible or exchangeable into HEI Common Stock, in future transactions may be higher or lower than the current market price per share of HEI Common Stock.
In addition, any future sales of a substantial number of shares of HEI Common Stock in the public market, or the perception that such sales may occur, could adversely affect the price of HEI Common Stock. The Company cannot predict the effect, if any, that market sales of those shares of Common Stock, or the perception that those shares may be sold, will have on the market price of HEI Common Stock. Further, the Company may not have the ability to raise the amount of capital necessary on reasonable terms, or at all, to fund our contribution to the Maui wildfire tort litigation settlement, and uncertainties about the Company’s access to capital could have a material adverse effect on the market price of HEI Common Stock.

The Company does not expect to pay any dividends on HEI Common Stock in the foreseeable future. The Company does not currently intend to pay dividends on HEI Common Stock and currently intends to retain future earnings, if any, to fund the development and growth of the Company’s business and to fund future settlement payments of the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires. In addition, the terms of certain existing and any future debt agreements may preclude the Company from paying dividends on HEI Common Stock. As a result, capital appreciation, if any, of HEI Common Stock may be your sole source of gain for the foreseeable future.
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
Competitive and Technological Risk—Increasing competition and technological advances could cause HEI’s businesses to lose customers or render their operations obsolete.  Certain aspects of the electric utility industry are competitive. The success of HEI’s subsidiaries in meeting competition and responding to technological advances will continue to have a direct impact on HEI’s consolidated financial performance. For example:
•The Utilities face competition from customer self-generation, with or without cogeneration; customer energy storage; wheeling of renewable energy under Senate Bill 589, now known as Act 266, and the potential formation of community-based, cooperative ownership or municipality structures for electrical service on all islands it serves. With the exception of certain identified projects, the Utilities are required to use competitive bidding to acquire a future generation resource unless the PUC finds competitive bidding to be unsuitable. This means that unless exempt, proposed company-owned generation projects must be bid into a request for proposals which is open to IPPs, and be selected under a competitive bidding process. The PUC sets policies for distributed generation interconnection agreements and standby rates. The results of competitive bidding, customer self-generation, wheeling, and potential cooperative ownership or municipality structures for electric utility service, and the rate at which technological developments facilitating nonutility generation of electricity, combined heat and power technology, off-grid microgrids, and customer energy storage may render the operations of the Utilities less competitive or outdated and adversely affect the Utilities and the results of their operations.
Cybersecurity and Physical Security Risk—The Company’s information technology systems and operations could be impacted by a cyber incident, cybersecurity breach, or physical attack that could materially and adversely affect its businesses and reputation. The Company and its subsidiaries rely on information technology systems, some of which are managed or hosted by third party service providers, to manage its business data, communications, and other business processes. Such information technology systems are vulnerable to cyberattacks or other security incidents, which could result in unauthorized access to confidential data, ransomware demands or disruptions to operations. In addition, there is increasing cybersecurity risk associated with the broad adoption of a remote working environment. If the Company is unable to prevent or adequately respond to and resolve an incident, it may have a material impact on the Company’s business, financial condition, results of operations and reputation.
Utilities. The Utilities rely on evolving and complex operational systems and infrastructure and information systems, networks and other technologies, including artificial intelligence and machine learning, which are interconnected with the systems and network infrastructure owned by third parties to support a variety of business processes and activities, including procurement and supply chain, invoicing and collection of payments, customer relationship management, human resource management, the acquisition, generation and delivery of electrical service to customers, and to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. The Utilities use their systems and infrastructure to create, collect, store, and process sensitive information, including personal information regarding customers, employees and their dependents, retirees, and other individuals. Their systems are vulnerable to disability, failures or unauthorized access caused by natural disasters, physical attacks, cybersecurity incidents, security breaches, user error, unintentional defects created by system changes, military or terrorist actions, nation-

state threat actors, criminal organizations, power or communication failures or similar events. Any such failure could have a material adverse impact on the Utilities’ ability to process transactions and provide service, as well the Utilities’ financial condition and results of operations. Physical attacks targeting physical assets or personnel could cause damage, disrupt operations, or cause injuries. Any failure, interruption, or decrease in the functionality of the Utility’s operational networks could cause harm to the public or employees, significantly disrupt operations, negatively impact the Utility’s ability to operate in a safe and efficient manner, and damage the Utility’s assets or operations or those of third parties. Further, a data breach involving theft, improper disclosure, or other unauthorized access to or acquisition of confidential information could subject the Utilities to penalties for violation of applicable privacy laws, claims by third parties, and enforcement actions by government agencies. A data breach could also reduce the value of proprietary information, and harm the reputation of the Utilities.
Private and public entities, such as the North American Electric Reliability Corporation, and the U.S. federal government, including the Departments of Defense, Homeland Security and Energy, and the White House, have noted that cyberattacks targeting utility systems are increasing in sophistication, magnitude, and frequency. The Utilities’ systems have been, and will likely continue to be, a target of attacks. Further, the Utilities’ operational networks may be subject to unforeseen operational/cybersecurity risks due to the reliance on legacy operational components or modernizing and interconnecting existing infrastructure with new technologies and control systems, including those owned by third parties, such as independent power producers, distributed energy resource aggregators and customers. Although the Utilities have not experienced a material cybersecurity or physical security breach to date, such incidents may occur and may have a material adverse effect on the Utilities and the Company in the future. The Utilities continue to make investments in their cybersecurity and physical security programs, including personnel, technologies, cyber insurance and training of Utilities personnel; however, there can be no assurance that these systems or their expected functionality will be implemented, maintained, or expanded effectively; nor can security measures completely eliminate the possibility of a cybersecurity breach or physical attack. The Utilities maintain cyber liability insurance that covers certain damages caused by cyber incidents. However, there is no guarantee that adequate insurance will continue to be available at rates the Utilities believe are reasonable or that the costs of responding to, and recovering from, a cyber incident will be covered by insurance or recoverable in rates. If the Utilities’ operational technologies or networks were to malfunction or fail or cybersecurity or other security measures were to be breached, the Utilities could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to their reputations.
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
Uninsured Losses—HEI’s businesses could suffer losses that are uninsured due to a lack of affordable insurance coverage, unavailability of insurance coverage or limitations on the insurance coverage the Company does have.  In the ordinary course of business, HEI and its subsidiaries purchase insurance coverages (e.g., property and liability coverages) to protect against loss of, or damage to, their properties and against claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, there is no coverage. Some of the insurance coverages have substantial deductibles or have limits on the maximum amounts that may be recovered. In common with other companies in its line of business, the Utilities’ overhead and underground transmission and distribution systems (with the exception of substation buildings and contents), which have a replacement value roughly estimated at $14 billion, are largely not insured against loss or damage because the amount of transmission and distribution system insurance capacity is limited and the premiums are cost prohibitive. Similarly, the Utilities have no business interruption insurance as the premiums for such insurance would be cost prohibitive, particularly since the Utilities are not interconnected to other systems. If a hurricane or other uninsured catastrophic natural disaster were to occur, and if the PUC did not allow the affected Utilities to recover from ratepayers restoration costs and revenues lost from business interruption, the lost revenues and repair expenses could result in a significant decrease in HEI’s consolidated net income or in significant net losses for the affected periods.

Related to damages and costs incurred as a result of the Maui windstorm and wildfires, the Company has property insurance with a total policy limit of $500 million, subject to a $1 million retention, for wildfire damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The Company also has $165 million of excess liability insurance and $25 million of professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $0.1 million, respectively, and $145 million directors and officers liability insurance to cover claims related to shareholder and derivative lawsuits, with a retention of $1.0 million. The aggregate damages and costs associated with the Maui windstorm and wildfires could significantly exceed the Company’s policy limits.
Environmental Regulation—Increased federal and state environmental regulation will require an increasing commitment of resources and funds and could result in construction delays or penalties and fines for non-compliance. HEI and its subsidiaries are subject to federal, state and local environmental laws and regulations relating to air quality, water quality, hazardous substances, waste management, natural resources and health and safety, which regulate, among other matters, the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous and toxic wastes and substances. These laws and regulations could result in increased capital, operating, and other costs. HEI or its subsidiaries are currently involved in investigatory or remedial actions at current, former or third-party sites and there is no assurance that the Company will not incur material costs relating to these sites. In addition, compliance with these legal requirements requires the Utilities to commit significant resources and funds toward, among other things, environmental monitoring, installation of pollution control equipment, payment of emission fees and natural resource minimization and mitigation costs. These laws and regulations, among other things, require that certain environmental permits be obtained in order to construct or operate certain facilities, and obtaining such permits can entail significant expense and cause substantial construction delays. Also, these laws and regulations may be amended from time to time, including amendments that increase the burden and cost of compliance. For example, emission and/or discharge limits may be tightened, more extensive permitting requirements may be imposed and additional substances may become regulated. In addition, significant regulatory uncertainty exists regarding the impact of federal or state greenhouse gas emission limits and reductions.
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
Regulatory Risk—Actions of the PUC are outside the control of the Utilities and could result in inadequate or untimely rate increases, rate reductions or refunds or unanticipated delays, expenses or writedowns in connection with the construction of new projects.  The rates the Utilities are allowed to charge for their services and the timeliness of permitted rate increases are among the most important items influencing the Utilities’ results of operations, financial condition and liquidity. The PUC has broad discretion over the rates that the Utilities charge their customers. On December 23, 2020, as part of the D&O establishing the PBR Framework, the PUC established a five-year Multi-year Rate Period (MRP) during which there will be no general rate cases. In the fourth year of the MRP, the PUC began its comprehensive review of the PBR Framework to determine if any modifications or revisions are appropriate. The Utilities are currently exploring a collaborative non-rate case re-basing proposal under the PBR Framework as an alternative to a rate case process. This alternative could be implemented by January 2027. If a satisfactory non-rate case re-basing alternative cannot be achieved, the Utilities would file a rate case in the second half of 2026, utilizing a 2027 test year.
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
To improve the timing and certainty of cost recovery, the Utilities have received approval of various recovery mechanisms, including an ECRC (which includes a PUC-ordered 98%/2% risk-sharing split between customers and the Utilities for fossil fuel price variations from baseline prices, with a current annual aggregate exposure cap of +/- $3.7 million), a PPAC, and pension and OPEB tracking mechanisms, as well as a decoupling mechanism, an exceptional project recovery mechanism (EPRM) (formerly Major Project Interim Recovery (MPIR) adjustment mechanism), and a Renewable Energy Infrastructure Program surcharge. Any modification or elimination of these cost recovery mechanisms could have a material adverse effect on the Utilities. See “Regulatory mechanisms” in Electric utility’s Business.

Under the PBR Framework, the Utilities’ annual revenue adjustment (ARA) includes a customer dividend consisting of a negative adjustment of 0.22% compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in the 2020 test year rate case. The ability of the Utilities to recover increasing costs and earn a reasonable return on capital investments not covered by the ARA or not achieving the customer dividend and cost savings commitment could have a material adverse effect on the Utilities. In addition, several existing Performance Incentive Mechanisms (PIMs) remain in effect. The PUC has indicated that in the next phase of PBR review, it will examine modifications to the I-factor and the customer dividend provisions of the ARA, the earnings sharing mechanism, revenue opportunities from the X-factor and the EPRM guidelines, and the PIM portfolio. The assessment of penalties for not achieving performance goals or the failure to achieve PIMs rewards could affect the Utilities’ ability to achieve their allowed ROACEs and also have a material adverse effect on the Utilities.
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
Based on the current operations of the Utilities and regulatory framework, including the impact of the approved PBR Framework, the Utilities continue to follow regulatory accounting under Accounting Standards Codification (ASC) 980. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met, including achieved financial results that support the recovery of costs. If events or circumstances change, such that the criteria are no longer satisfied, the Utilities expect that their regulatory assets (amounting to $308 million as of December 31, 2025), net of regulatory liabilities (amounting to $1,444 million as of December 31, 2025), would be charged to the statement of income in the period of discontinuance. See “Performance-based regulation framework” in Note 4 of the Consolidated Financial Statements.
The Utilities could be required to refund, with interest, any revenues collected from customers under interim rate orders in their rate case proceedings and other proceedings that exceed the amounts approved in final orders.
Many public utility projects require PUC approval and various permits (e.g., environmental and land use permits) from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits, or any adverse decision or policy made or adopted, or any prolonged delay in rendering a decision, by an agency with respect to such approvals and permits, can significantly increase project costs or lead to project cancellation. In the event a project does not proceed, or if the PUC disallows cost recovery for all or part of a project, or if project costs exceed caps imposed by the PUC in its approval of the project, project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income. In addition, as the Utilities may retire fossil fuel generating units before fully recovering of its investment and the PUC disallows recovery of undepreciated costs, the resulting write-offs could have an adverse impact on the Utilities’ results of operations.
Weather Conditions Risk—Electric utility operations are significantly influenced by weather conditions and natural disasters.  The Utilities’ results of operations can be affected by the weather and natural disasters. Weather conditions, particularly temperature and humidity, directly impact the demand for electricity. Additionally, severe weather and natural disasters may become more intense and/or frequent because of evolving global climate dynamics. Recent natural disasters such as the Kilauea eruption in 2018, Mauna Loa eruption in 2022, and the Maui windstorm and wildfires in 2023, have disrupted electric utility operations. These types of events can cause outages, property damage and result in significant additional expenses that may not always be recoverable.
Evolving Climate Dynamics Risk—Electric utility operations may be significantly influenced by evolving climate dynamics.  While the timing, extent and ultimate effects of evolving climate dynamics cannot be determined with any certainty, such dynamics are predicted to cause sea level rise, which could impact coastal and low-lying areas where much of the Utilities’ electric infrastructure is located. Potential consequences include erosion of beaches, saltwater intrusion into aquifers and surface ecosystems, higher water tables and increased flooding and storm damage due to heavy rainfall. Evolving climate dynamics may also intensify extreme weather conditions including floods, hurricanes, heat waves, and droughts which could increase wildfire risk. These factors along with changes in sea levels, water availability and water quality have the potential to materially and adversely affect the Utilities’ results of operations, financial condition, and liquidity. For example, severe weather and its related impacts could cause significant harm to the Utilities’ physical facilities.

Third Party Performance Risk—Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.  The Utilities rely on fuel suppliers and shippers, and IPPs to deliver fuel and power, respectively, in accordance with contractual agreements. Approximately 75% of the net energy generated or purchased by the Utilities in 2025 was generated from the burning of fossil fuel oil, and purchases of power by the Utilities provided about 41% of their total net energy generated and purchased for the same period. Failure or delay by fuel suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver as anticipated in its PPA, could disrupt the ability of the Utilities to deliver electricity, affect the Utilities’ maintenance schedules that could affect future reliability and require the Utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as the IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units. Also, as these contractual agreements end, the Utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements.
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
The Energy Reserve Margin, the planning criteria used to determine generation adequacy, is the percentage which the system generation capacity must exceed the system load in each hour. The Utilities’ Energy Reserve Margin is satisfied from 2026 through 2030 with the addition of planned generation and storage resource additions for all islands except for Hawaii Island and Lanai, which forecasts are near or slightly below target levels. The One Big Beautiful Act signed into law by President Trump on July 4, 2025, impacts the ability of recently selected and new wind and solar projects to qualify for federal tax credits. Any loss in renewable energy tax credits will likely result in higher prices for new renewable projects, which rely on such incentives to provide clean, affordable energy. The Utilities have plans to address these issues through managing maintenance schedules of existing generations, and if necessary, may request for voluntary customer conservation during periods of high power demands. The environment for resource planning has increased in complexity and uncertainty and the Utilities will continue using a portfolio approach to meet its obligation to serve. This includes increased renewable energy, energy storage, and other potential options, both supply side and customer programs. If the Utilities are unable to meet customer energy requirements, it could negatively impact the satisfaction of the Utilities’ customers, which could have an adverse impact on the Utilities’ business, reputation and results of operations.
Stakeholder Activism Risk—Electric utility and third-party purchased power projects may be significantly impacted by stakeholder activism.  The potential impact of stakeholder activism could increase total utility project costs, and delay the permitting, construction and overall timing or preclude the completion of third-party or utility projects that are required to meet electricity demand, resilience and reliability objectives, and RPS and other climate-related goals. If a utility project cannot be completed, the project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income and negatively impact its financial condition and liquidity.
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
Workforce Retention Risk—The Utilities may be adversely affected by not being able to attract and retain qualified personnel. The Utilities’ workforce, particularly key executives, are critical to their ability to achieve their business strategies. If the Utilities are unable to successfully attract or retain a skilled workforce, the Utilities may face the risk of disruptions, which could have an adverse impact on the Utilities’ business and results of operations. For example, Act 258 sets forth a condition on the securitization that may prohibit the Utilities from providing any increase in compensation, including any bonuses, to their officers for a period of time determined by the PUC. The inability to provide reasonable compensation could negatively impact the Utilities’ ability to attract and retain qualified executives.
Legislative Risk—The Utilities may be adversely affected by new legislation, executive orders or administrative actions.  The Utilities operations are subject to regulations under a wide variety of federal and state regulations and policies. Changes to federal and state laws, rules, regulations and policies are continuous and ongoing and the federal administration, the U.S. Congress, state legislatures and state administrations may enact and implement new laws, regulations and policies that could adversely and materially affect us. The new federal administration has indicated its intent to implement material changes to the federal government’s structure and operations and to advocate material changes to federal laws, regulations and policies. The Utilities cannot predict future changes in laws, regulations and policies, how they will be implemented and interpreted, or the ultimate effect that this changing environment will have on us. There can be no assurance that laws, regulations and policies will not be changed in ways that have a material adverse effect on the Utilities’ operations, financial condition, results of operations, and cash flows. The federal and state executive branches, Congress, the Hawaii legislature and governmental agencies have adopted, or are considering adopting, a number of measures that will significantly affect the Utilities, as described below.
Renewable Portfolio Standards law.  The 2001 Hawaii Legislature adopted a law requiring the Utilities to meet a renewable portfolio standard, which has been amended over the years. The most recent amendment to Hawaii’s RPS law occurred in July 2022, which former Governor Ige signed as Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones. The Utilities are committed to achieving these milestones and met the 2015 and 2020 RPS; however, risks such as potential delays in IPPs being able to deliver contracted renewable energy, it is possible the Utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC). On December 19, 2008, the PUC approved a penalty of $20 for every megawatt-hour (MWh) that an electric utility is deficient under Hawaii’s RPS law. The PUC noted, however, that this penalty may be reduced, in the PUC’s discretion, due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated, as described in the RPS law and in an RPS framework adopted by the PUC. In addition, the PUC ordered that the Utilities will be prohibited from recovering any RPS penalty costs through rates.
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
Executive orders. In 2025, President Trump has issued multiple executive orders that impact federal funding. The Utilities continue to monitor for any new executive orders and any changes that are passed down through the federal contracting officer for the Resilience Program.
Evolving climate dynamics and greenhouse gas emissions reduction.  National and international concern about evolving climate dynamics and the contribution of greenhouse gas (GHG) emissions (including carbon dioxide emissions from the combustion of fossil fuels) to such dynamics have led to federal legislative and regulatory proposals and action by the State of Hawaii to reduce GHG emissions.
Hawaii Revised Statutes (HRS) § 269-6(b) requires that “in making determinations of the reasonableness of the costs pertaining to electric or gas utility system capital improvements and operations, the PUC shall explicitly consider, quantitatively or qualitatively, the effect of the state’s reliance on fossil fuels on price volatility, export of funds for fuel imports, fuel supply reliability risk, and greenhouse gas emissions.” Based on HRS § 269-6(b) and recent case law discussing the scope of this section, the Utilities are performing GHG analyses to quantitatively or qualitatively describe the GHG emissions of proposed projects involving system capital improvements and operations that are submitted to the PUC for approval. On June 20, 2024, House Bill 2390 was signed into law as Act 54 and took effect on July 1, 2024. Act 54 authorizes the PUC to waive a lifecycle GHG analysis for energy projects that do not involve combustion. On September 18, 2024, the PUC approved the Utilities’ waiver requests for the Stage 3 solar plus storage and wind projects.
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
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations while focusing on reliability and managing cost impacts, including, but not limited to, supporting demand-side management programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, and burning renewable biodiesel at selected Hawaiian Electric and Maui Electric generating units. In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. Since that time, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies have slowed the pace of progress toward reducing greenhouse gas emissions. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section in Hawaiian Electric’s MD&A. The One Big Beautiful Act signed into law by President Trump on July 4, 2025 may impact the ability of recently selected and new wind and solar projects to qualify for federal tax credits. Any loss in renewable energy tax credits could lead to project risk for new wind and solar projects in development and will likely result in higher prices for new renewable projects, which rely on such incentives to provide clean, affordable energy. Further, new tariffs imposed on equipment and materials used in the construction of renewable facilities will have an impact on pricing of new renewable projects. As a result of these challenges and the downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s 2030 RPS goals.
Alternative business models.  The Utilities are regulated operations engaged in the production, purchase, transmission, distribution and sale of electricity as a vertically integrated electric company. Any changes through the enactment of law to their current business model to alternative models, such as co-ops or a municipal, or to unbundle generation from transmission and distribution could potentially cause the Utilities to lose their competitive advantages and negatively impact the Utilities’ results of operations.
The foregoing legislation or legislation that now is, or may in the future be, proposed, such as potential carbon “cap and trade” legislation that, if applicable, may fundamentally alter costs to produce electricity and accelerate the move to renewable generation, present risks and uncertainties for the Utilities.
Renewable Transition Risk—The Utilities may be subject to increased operational challenges and their results of operations, financial condition and liquidity may be adversely impacted in meeting the commitments and objectives of clean energy initiatives, Renewable Portfolio Standards (RPS) and other climate-related goals. The far-reaching nature of the Utilities’ renewable energy commitments and the RPS and other climate related goals present risks to the Company. Among such risks are: (1) the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy proposals and related costs; (2) the dependence on outside parties, such as the state, developers and third-party suppliers of renewable energy, which if the Utilities are unsuccessful in negotiating purchased power agreements with such IPPs or if a major IPP delays or fails to deliver the anticipated capacity and/or energy in its purchased power agreement, could impact the Utilities’ achievement of their commitments to RPS and other climate-related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, the ability to retire fossil fuel units, and/or the Utilities’ ability to deliver reliable service; (3) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (4) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively; (5) the inability to recover the undepreciated cost of fossil fuel generating units if they are required to be retired before the end of their expected useful life; (6) uncertainties surrounding current and future renewable technologies, such as solar power, wind power, biofuels, battery storage, hydro, hydrogen, as well as related environmental assessments required to meet RPS and other climate-related goals; (7) uncertainty with regard to federal policy, including tax credit availability for both IPPs and Utility projects; (8) the impacts of implementation of the renewable energy proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects; (9) the likelihood that the Utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the Utilities; (10) the imputed debt related to the executed renewable power purchase agreements could result in a credit rating downgrade for the Utilities and the Company; and (11) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the Utilities depending on their design and implementation. These initiatives include, but are not limited to, programs to enable more customer-sited generation. The implementation of these or other programs may adversely impact the results of operations, financial condition and liquidity of the Utilities.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
HEI: None.
Hawaiian Electric: Not applicable.
ITEM 1C.    CYBERSECURITY
Cybersecurity risk oversight and management is a critical component of the Company’s overall enterprise risk management and top priority for the Company and its Board of Directors. The Company’s Board of Directors has delegated oversight of Enterprise Risk Management, which includes cybersecurity, to the HEI and Hawaiian Electric Audit and Risk Committees (collectively, the ARCs). The ARCs exercise their oversight responsibility of cybersecurity through quarterly (or more frequently if necessary) cybersecurity risk updates and reports of incidents, if any, by management (primarily the Utilities’ Chief Information Officer and Chief Information Security Officer (CISO)). In early 2023, in recognition of the heightened cybersecurity risks facing the Company, the ARCs formed the non-fiduciary Cybersecurity Working Group (CWG) to assist the ARCs with their oversight of such risks, including through: conducting periodic meetings with management to discuss cyber risk, risk treatment, and operational activities relative to cyber risk treatment; evaluating cybersecurity areas highlighted by the ARCs, including areas the CWG deems higher risk or topical; reporting to the ARCs on a quarterly basis, or more frequently as needed; and coordinating with the Company’s management on regular trainings and tabletop exercises for the Board of Directors. In early 2026, the ARCs broadened the oversight of the CWG to include physical security risk, given the potential interconnectedness of cybersecurity and physical security risks. The updated working group, now named the Cyber and Physical Security Working Group (CPWG), continues to perform the cybersecurity-related oversight described above with respect to the CWG in addition to added oversight relating to physical security risk.
Electric utility
System overview. The Utilities rely on evolving and increasingly complex operational systems and infrastructure and information systems, networks and other technologies, which are interconnected with the systems and network infrastructure owned by third parties, to support a variety of business processes and activities, including procurement and supply chain, invoicing and collection of payments, customer relationship management, human resource management, the acquisition, generation and delivery of electrical service to customers, and to process financial information and results of operations for internal and external reporting and compliance with regulatory, financial reporting, legal and tax requirements. The Utilities use their systems and infrastructure to create, collect, store, and process sensitive information, including personal information regarding customers, employees and their dependents, retirees, and other individuals.
Risk management and strategy. The Utilities have a cybersecurity program in place, which is integrated into the overall risk management program and includes a risk management strategy and risk assessment policy, which are disseminated and maintained by the CISO, revisited annually and govern the enterprise cybersecurity risk and maturity assessment process. The program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), and leverages a risk-based approach to optimize security investment and advance the security program’s maturity and security posture over time.
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
The CISO actively monitors developments in the area of cybersecurity and is involved in various related government and industry groups and briefs the Company’s Board quarterly or as needed, including through the CPWG, on relevant cybersecurity issues. The Utilities continue to make investments in their cybersecurity program, including personnel, technologies, cyber insurance and training of Utilities personnel.
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
Despite the Utilities’ security measures, all of their systems are vulnerable to disability, failures or unauthorized access caused by natural disasters, physical attacks, cybersecurity incidents, security breaches, user error, unintentional defects created by system changes, military or terrorist actions, power or communication failures or similar events.

To date, the Utilities are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Utilities, including their business strategy, results of operations or financial condition. For further information, see “The Company’s information technology and operations could be impacted by a cyber incident, cybersecurity breach, or physical attack that could materially and adversely affect its businesses and reputation” in Item 1A. Risk Factors.
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
The CISO has over 30 years of experience in assessing and managing cyber risks, is responsible for day-to-day management of cybersecurity risks and regularly reports to the Board of Directors through the CPWG.
All Other segment
HEI does not have an information technology (IT) or cybersecurity risk management (CRM) department, including the resources or expertise, to manage IT/CRM-related matters and processes. HEI relies on Hawaiian Electric to provide most of its IT/CRM-related services pursuant to a Service Level Agreement (SLA), amended, as of November 30, 2023, between HEI and Hawaiian Electric. HEI also employs third party cybersecurity consultants as needed to assist in managing CRM-related matters. The SLA outlines specific services that Hawaiian Electric provides to HEI, which includes support on all IT/CRM-related matters, IT service desk support, electronic file storage and backup, hardware and software installation, inventory and maintenance, standard networking and telecommunication support, and other various IT/CRM matters, including periodic reporting to HEI’s Board of Directors and CPWG. Refer to Hawaiian Electric’s cybersecurity discussion for more information.
The SLA services provided by Hawaiian Electric are mainly for applications and systems on Hawaiian Electric’s infrastructure, networks and servers. The SLA does not cover support for certain software applications that were procured outside of Hawaiian Electric’s procurement and IT policies and procedures. These include HEI’s general ledger application itself, excluding the infrastructure that the general ledger application is installed on, and certain cloud-based software. Although these applications are not supported by Hawaiian Electric, security measures and internal control procedures related to user access and periodic security reviews have been implemented on these applications and are performed on an on-going basis in accordance with Hawaiian Electric’s IT policies and procedures. These controls are required to protect HEI’s financial and other sensitive information, as well as to prevent cybersecurity breaches on Hawaiian Electric’s infrastructure, networks and servers. In the event of a cybersecurity breach on these applications not supported by Hawaiian Electric, HEI employs third party cybersecurity consultants to assess and resolve issues resulting from a breach, depending on its severity. Hawaiian Electric may also provide guidance and support to assist HEI in assessing and resolving cybersecurity breaches. HEI has also formulated disaster recovery plans, which are updated on an annual basis, involving all of its critical applications.
HEI’s cybersecurity governance is primarily integrated within Hawaiian Electric’s cybersecurity governance plan and processes. HEI’s Board of Directors and CPWG are tasked with overseeing risks from cybersecurity threats through routine quarterly, or as needed, updates and periodic deep-dive sessions. These updates cover cybersecurity incidents, as well as overall cybersecurity risk reduction program maturity, emerging and current cybersecurity risks, and the cybersecurity threat landscape.
The HEI CFO oversees all IT and cybersecurity matters at HEI, including having oversight responsibility for the services delivered under the SLA. Since the HEI CFO does not have expertise in cybersecurity, the HEI CFO works with the Hawaiian Electric CISO and, if necessary, with third-party cybersecurity consultants on assessing, identifying, and managing material cybersecurity matters impacting HEI. There were no cybersecurity incidents that have materially affected or that we believe are reasonably likely to materially affect HEI, including its business strategy, results of operations or financial condition.
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
ITEM 4.    MINE SAFETY DISCLOSURE
HEI and Hawaiian Electric:  Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (HEI)
The executive officers of HEI are listed below. Ms. Kimura is an officer of Hawaiian Electric, a subsidiary of HEI, but is deemed to be an executive officer of HEI under SEC Rule 3b-7 promulgated under the 1934 Exchange Act. HEI executive officers serve from the date of their initial appointment and are reappointed annually by the HEI Board or the Hawaiian Electric Board, as applicable, and thereafter are appointed for one-year terms or until their successors have been duly appointed and qualified or until their earlier resignation or removal. HEI executive officers may also hold offices with HEI subsidiaries and affiliates in addition to their current positions listed below.

Name	Age	Business experience for last 5 years and prior positions with the Company
Scott W. H. Seu	60
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
·  Hawaiian Electric Manager, Resource Acquisition Department, 3/09 to 8/10
·  Hawaiian Electric Manager, Energy Projects Department, 5/04 to 3/09
·  Hawaiian Electric Manager, Customer Installations Department, 1/03 to 5/04
·  Hawaiian Electric Manager, Environmental Department, 4/98 to 12/02
·  Hawaiian Electric Principal Environmental Scientist, 1/97 to 4/98
·  Hawaiian Electric Senior Environmental Scientist, 5/96 to 12/96
·  Hawaiian Electric Environmental Scientist, 8/93 to 5/96

Scott T. DeGhetto	62
HEI Executive Vice President & Chief Financial Officer, since 3/25
·   HEI Executive Vice President, Chief Financial Officer and Treasurer 10/23 to 2/25
· Prior to joining the Company in October 2023: Moelis & Company, Managing Director, Power, Utilities & Renewable Energy, 2011-2023.

Kurt K. Murao	56
HEI Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since 1/20
·  HEI Vice President - Legal & Administration and Corporate Secretary, 10/16 to 12/19
·  HEI Associate General Counsel, 3/11 to 10/16

Shelee M. T. Kimura	52
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
HEI:
Certain of the information required by this item is disclosed in Note 15 of the Consolidated Financial Statements and “Equity compensation plan information” under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.
HEI’s common stock is traded on the New York Stock Exchange under the ticker symbol “HE.” As of February 17, 2026, HEI had 2,663 registered shareholders (i.e., holders of record of HEI common stock), 17,477 DRIP participants and total record shareholders of 20,140. The HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, and the current and expected future economic conditions. In August 2023, due to the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter of 2023 dividend.
Purchases of HEI common shares were made on the open market during the fourth quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2025	16,006	$11.39	—	NA
November 1 to 30, 2025	13,920	11.58	—	NA
December 1 to 31, 2025	22,278	11.81	—	NA
Total	52,204		—	NA
NA Not applicable.
*     Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**     The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) and the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP and the HEIRSP. Of the “Total number of shares purchased,” 6,547 of the 16,006 shares, 4,952 of the 13,920 shares and 10,107 of the 22,278 shares were purchased for the DRIP; the remaining shares were purchased for the HEIRS. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Hawaiian Electric:
Since a corporate restructuring on July 1, 1983, all the common stock of Hawaiian Electric has been held solely by its parent, HEI. Although Hawaiian Electric’s common stock is registered under Section 12(g) of the Exchange Act, all such outstanding common stock is owned by HEI and there is no established public trading market for Hawaiian Electric’s common stock. Accordingly, information required with respect to “Market information” and “holders” is not applicable to Hawaiian Electric.
The dividends declared and paid to HEI on Hawaiian Electric’s common stock for the quarters of 2025 and 2024 were as follows:

Quarters ended	2025	2024
(in thousands)
March 31	$—	$13,000
June 30	10,000	13,000
September 30	10,000	—
December 31	10,000	—
Total	$30,000	$26,000
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

HEI Consolidated
Executive overview and strategy.  HEI is a holding company with operations primarily focused on Hawaii’s electric utility sector after selling its bank operations on December 31, 2024. In 2017, HEI formed Pacific Current to make investments in non-regulated renewable energy and sustainable infrastructure projects. On December 30, 2024, HEI, ASB, and ASB Hawaii, a wholly owned subsidiary of HEI and ASB’s parent holding company, entered into investment agreements to sell 90.1% of the common stock of ASB to various investors, including certain ASB officers and directors of ASB. The sale transaction closed on December 31, 2024 and no investor acquired more than 9.9% of the common stock of ASB. The proceeds from the sale were used to repay a ratable portion of each of HEI’s senior notes in April 2025. Subsequent to the sale, HEI has one reportable segment: Electric utility. HEI and its other subsidiaries which are not reportable segments are grouped and reported as an “All Other” non-reportable segment.
Electric utility. Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively.
All Other. The All Other segment primarily comprises the results of Pacific Current, which invested in non-regulated clean energy and sustainable infrastructure in the State of Hawaii to help reach the state’s sustainability goals, and HEI’s corporate-level operating, general and administrative expenses. Subsequent to the Maui windstorm and wildfires, HEI and Pacific Current have suspended new investments and undertook a comprehensive review of strategic options for the assets of Pacific Current. As part of HEI’s comprehensive review of strategic options for Pacific Current, all investments of Pacific Current that were made through its subsidiaries were sold in 2025, except for Mahipapa, its remaining operating subsidiary which is in the process of being sold. The All Other segment also includes ASB Hawaii, which previously owned ASB, and a 40% interest in GLST1, an entity created for the specific purpose of holding HEI’s and Hawaiian Electric’s first liability installment payment pursuant to the settlement agreements to settle the tort-related claims in the litigation arising out of the Maui windstorm and wildfires.
A major focus of HEI’s financial strategy is to grow core earnings/profitability at the Utilities in a controlled risk manner and optimize operating, capital and tax efficiencies in order to support its dividend and deliver shareholder value. HEI also continues to work on strategic financing plans to raise capital necessary to fund the settlement of wildfire tort claims.
Recent developments. See also “Recent developments” in Hawaiian Electric’s MD&A and Note 2 of the Consolidated Financial Statements which includes recent updates and disclosures relating to the Maui windstorm and wildfires.
On September 5, 2025, HEI and Hawaiian Electric each amended their senior unsecured revolving credit facility (the HEI Revolving Facility and the Hawaiian Electric Revolving Facility, respectively) resulting in increased borrowing capacities and available liquidity. HEI increased its revolving commitments available under the HEI Revolving Facility to $300 million from $175 million and extended the termination date to September 5, 2030 from May 14, 2027. Hawaiian Electric increased its revolving commitments available under the Hawaiian Electric Revolving Facility to $300 million from $200 million and extended the termination date to September 4, 2026, subject to an automatic extension to the earlier of (i) such date specified in a final order or approval of the PUC and (ii) if such order or approval is obtained, September 5, 2030. The Hawaiian Electric Revolving Facility also allows for commitment increases of up to an additional $75 million, subject to customary conditions. Refer to Note 6 of the Consolidated Financial Statements for additional terms of the amended credit facilities.
In addition, on September 18, 2025, Hawaiian Electric issued $500 million in unsecured senior notes with an interest rate of 6.00% and maturing on October 1, 2033 (refer to Note 7 of the Consolidated Financial Statements for additional terms of the unsecured senior notes). A portion of the proceeds was used to repay the outstanding balance of the Utilities’ revolving and term loan facilities and the remaining proceeds are intended to be used to 1) finance capital expenditures, 2) repay long-term debt and short-term debt used to finance or refinance capital expenditures, and 3) reimburse funds used for the payment of capital expenditures.

In June 2025, the Utilities submitted a request with the PUC to terminate or suspend the ATRs. Beginning in 2024 and continuing into 2026, HEI has embarked on a strategy to divest all of its affiliated companies other than the Utilities, intending for the Utilities to be HEI’s sole operating companies. Termination of the ATRs would allow implementation of a corporate integration, under which all HEI employees would move to Hawaiian Electric. A few officer positions would manage and operate both HEI and Hawaiian Electric (dual-hatted executives) and the HEI and Hawaiian Electric boards of directors would be composed of a single set of individuals. In September 2025, the PUC dismissed the request without prejudice. In its order, the PUC provided guidance on the topics to be addressed in any future request. On October 31, 2025 HEI and Hawaiian Electric filed a revised request with the PUC to terminate or suspend the ATRs. After responding to information requests from the Consumer Advocate, the Consumer Advocate issued its statement of position on February 4, 2026. The Consumer Advocate supported the approval of the request with the condition that before any recovery of expenses related to HEI, the Utilities should give the Consumer Advocate and the PUC advance notice of likely changes to recovery. HEI and Hawaiian Electric informed the PUC that the docket was ready for decision making on February 5, 2026.
Following a hearing on December 17, 2025, at which the court orally granted final approval of the Class Settlement Agreement and no class member objected, the Maui Circuit Court entered a written order granting such final approval on January 26, 2026. The deadline to file appeals from that order was February 25, 2026, and as of February 26, 2026, no appeal appeared on the docket. As it appears no party appealed the final approval of the Class Settlement Agreement, it appears that such final approval order is now final and unappealable.
The tort Settlement Agreements do not resolve claims with insurers who have asserted or could assert subrogation claims in separate lawsuits, and such insurers are not parties to the Settlement Agreements, but resolving such claims in the manner set forth in the Settlement Agreements (summarized below) is a condition that must be satisfied before any payment is due from the defendants. On December 30, 2025, the court entered judgment in favor of the defendants in the two principal direct subrogation actions brought by various insurers as to all direct subrogation claims except for 16 such claims associated with insureds who had opted out of the class settlement and had not yet settled. On January 21, 2026, certain plaintiff insurers appealed the grant of summary judgment in these two actions. No briefing schedules in these appeals have been set. On November 5, 2025, the parties signed a binding term sheet to settle the Securities Action (the Securities Action Term Sheet) following negotiations facilitated by a mediator. On January 5, 2026, the parties executed a definitive stipulation of settlement (the Securities Action Stipulation of Settlement) that will provide for the complete resolution of the Securities Action in exchange for a payment by the Company of $47.8 million as part of the overall settlement described below. The settlement of the Securities Action is conditioned on, among other things, approval by the boards of the Company and Hawaiian Electric; the finalization and court approval of the Securities Actions stipulation of settlement; the finalization by February 26, 2026 and subsequent court approval of the stipulation of settlement in the Derivative Actions (defined and discussed below); and entry of a judgment of dismissal following final court approval. In connection with the settlement of the Securities Action, there will be no admission of liability by the Company or any defendants and the Company, the defendants, and related persons will receive a customary full release of all claims. On February 26, 2026, the United States District Court for the Northern District of California held a hearing to determine whether to preliminarily approve the Securities Action Stipulation of Settlement. Following the hearing, the court indicated that it will issue an order and set a hearing date for the final approval of the settlement.
In connection with the execution of the Securities Action Term Sheet, HEI accrued, as of December 31, 2025, $47.8 million, and concurrently recorded an insurance reimbursement receivable of an equivalent amount as the recovery of the agreed settlement payment under its directors and officers liability insurance policy is deemed probable.
In addition, on November 5, 2025, the parties signed a binding term sheet (the Derivative Litigation Term Sheet) to settle all of the outstanding derivative actions described above (the Derivative Actions). The Derivative Litigation Term Sheet was signed following negotiations facilitated by a mediator. On December 31, 2025, the parties executed a definitive settlement agreement (the Derivative Litigation Settlement Agreement) that provides for a complete resolution of the claims asserted in the Derivative Actions in exchange for a payment on behalf of the individual defendants by the Company’s insurers in the amount of $100 million, which will be used in part to pay the $47.8 million for the Securities Action Stipulation of Settlement and fees and expenses for plaintiffs’ counsel. The settlement of the Derivative Actions is conditioned on, among other things, the approval by the boards of HEI and Hawaiian Electric (including their independent directors) of the Derivative Litigation Settlement Agreement; final court approval of the Derivative Litigation Settlement Agreement; and entry of final judgment and orders of dismissal in the Derivative Actions. The plaintiffs’ counsel intends to request court approval for attorneys’ fees of 25% of the settlement proceeds, plus expenses not to exceed $475,000. In connection with the settlement of the Derivative Actions, there will be no admissions of liability, and the defendants and related persons will receive a customary full release of all claims. On March 9, 2026, the United States District Court for the District of Hawaii is scheduled to hold a hearing to determine whether to preliminarily approve the Derivative Litigation Settlement Agreement.
The Derivative Litigation Settlement Agreement calls for the settlement to be fully funded by the Company’s directors and officers liability insurance policies. As noted above, $47.8 million of the $100 million total will be used to fund the settlement of the Securities Action. The remaining amount, any award in the Derivative Actions for the plaintiffs’ attorneys’ fees and expenses, and payment of other settlement-related expenses provided for in the term sheet, is accounted for as a contingent gain which will be recognized when realized or realizable.
On February 13, 2026, Hawaiian Electric Industries, Inc., Hawaiian Electric Company, Inc., and Maui Electric Company, Limited (collectively, the Hawaiian Electric Plaintiffs) filed suit against five of their insurers: Defendants XL Insurance Company of America, Inc., Allianz Global Risks US Insurance Company, the Princeton Excess and Surplus Lines Insurance Company, and General Security Indemnity Company of Arizona (the Insurers). The Insurers are commercial property insurers that insured the Hawaiian Electric Plaintiffs at the time of the August 2023 Maui windstorm and wildfires. The Insurers have acknowledged coverage under the policies at issue for loss or damage to the Hawaiian Electric Defendants’ property and have paid a portion of the companies’ losses. However, the parties dispute the extent of the damage, the nature of coverage, and apportionment under the policies. Therefore, the Hawaiian Electric Plaintiffs seek declaratory relief regarding the extent of the Insurers’ obligations under the policies, as well as a determination that the Insurers have breached the policies.
Sustainability. At HEI, sustainability principles have long been embedded as applicable within the Company’s activities and are integral to the Company’s efforts to create value for all of its stakeholders. With all of its operations isolated in the middle of the Pacific Ocean, the Company’s long-term health and financial performance are inextricably linked with the strength of the Hawaii economy, its communities, and the environment. That is why long-term shareholder and broader stakeholder value are both served by the Company’s efforts to serve as a catalyst for a better Hawaii.
In 2021, the Company identified a number of priorities that reflect the essential connection between the health of Hawaii’s environment, economy and communities and HEI’s long-term success. Those sustainability priorities included:
•decarbonizing the Company’s operations and the broader Hawaii economy;
•promoting Hawaii’s economic health and improving affordability for all residents;
•ensuring resilience, including safety, as the Company adapts to evolving climate dynamics, which are exacerbating conditions that can lead to increasing risk of droughts, severe storms, flooding, wildfires and other extreme weather events and natural disasters;
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
The Company has integrated sustainability considerations as appropriate into governance structures, strategies and risk management. This includes:
•full HEI Board review of sustainability-related strategies, Audit & Risk Committee oversight of sustainability-related risks, Compensation & Human Capital Management Committee responsibility for sustainability-related compensation matters and human capital management and Nominating and Corporate Governance Committee responsibility for ensuring an appropriate board governance framework is in place with respect to sustainability.
•robust sustainability and risk management expertise among board members, including directors with direct experience in renewable energy, policy and strategy in the context of evolving climate dynamics, and risk and environmental management.
•sustainability goals incorporated as part of HEI and Utility executive incentive compensation as appropriate.
•sustainability considerations explicitly woven into strategic planning efforts and enterprise risk management processes.
The Company is committed to transparency and providing information to allow customers, community leaders, investors and other stakeholders to understand how the Company’s strategies and operations advance sustainability and long-term stakeholder value creation.
The Company issued its first consolidated sustainability report in September 2020. The report was aligned with Sustainability Accounting Standards Board guidance. The Company has since further developed its sustainability reporting to include disclosures regarding risks and opportunities related to evolving climate dynamics, as well as associated risk management and governance processes, based on recommendations from the Task Force on Climate-related Financial Disclosures. It has also outlined key impacts for the Company under two climate scenarios, including a scenario targeted to limit global temperature rise to two degrees Celsius or lower. The Company’s most recent reports include HEI’s enterprise-

wide GHG emissions inventory. Net enterprise-wide GHG emissions in measured categories have decreased over time, driven largely by reductions in the utility’s generation-related emissions intensity. The Company’s sustainability reports can be found at www.hei.com/sustainability.

HEI consolidated results of operations.

(dollars in millions, except per share amounts)	2025	% change	2024	% change	2023
Revenues	$3,087	(4)	$3,220	(2)	$3,288
Operating income (loss)	235	NM	(1,707)	NM	275
Income (loss) from continuing operations for common stock	$123	NM	$(1,323)	NM	$146
Income (loss) from discontinued operations[1]	—	100	(103)	NM	53
Net income (loss) for common stock	$123	NM	$(1,426)	NM	$199
Net income (loss) by segment:
Electric utility	$168	NM	$(1,226)	NM	$194
Other	(45)	53	(96)	(100)	(48)
Income (loss) from continuing operations for common stock	$123	NM	$(1,323)	NM	$146
Continuing operations - Basic earnings (loss) per common share	$0.71	NM	$(10.42)	NM	$1.33
Discontinued operations - Basic earnings (loss) per common share[1]	—	100	(0.81)	NM	0.49
Basic earnings (loss) per share	$0.71	NM	$(11.23)	NM	$1.82
Continuing operations - Diluted earnings (loss) per common share	$0.71	NM	$(10.42)	NM	$1.33
Discontinued operations - Diluted earnings (loss) per common share[1]	—	100	(0.81)	NM	0.48
Diluted earnings (loss) per share	$0.71	NM	$(11.23)	NM	$1.81
Dividends per share	$—	—	$—	(100)	$1.08
Weighted-average number of common shares outstanding (millions)	172.6	36	126.9	16	109.7
Dividend payout ratio	—%		—%		59%
1     Includes the results of ASB’s operations through the date of the sale of the common shares, and the loss on the sale of the common shares. See Note 5 of the Consolidated Financial Statements for more information.
Note: Totals may not foot due to rounding.
In 2025, income (loss) from continuing operations for HEI common stock increased to $123 million compared to $(1,323) million in 2024, due to $1,395 million lower net income in 2024 at the Utilities as a result of recording $1,875 million of provision, net, for wildfire tort-related claims in 2024. In 2024, income (loss) from continuing operations for HEI common stock decreased to $(1,323) million compared to $146 million in 2023, due to $(1,420) million lower net income at the Utilities as a result of recording $1,875 million of provision, net, for wildfire tort-related claims in 2024. See “Electric utility” and “HEI Consolidated—All Other segment” sections below for additional information on year-to-year fluctuations.
The Company’s effective tax rate (combined federal and state income tax rates) was 24% (tax expense) in 2025, compared to 26% (tax benefit) in 2024. The Company’s effective tax rate was lower than 2024 primarily due to the substantial pre-tax loss in 2024 resulting from the Utilities’ accrual of the loss contingencies related to the wildfire tort-related claims and because the impact of permanent items had a smaller impact on the effective tax rate in 2024, partially offset by recapture of investment tax credits and lower research and development tax credit claims in 2025.

Maui windstorm and wildfires related expenses, net. The Company’s incremental expenses related to the Maui windstorm and wildfires, as discussed in Note 2 of the Consolidated Financial Statements, for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year ended December 31, 2025
(in thousands)	Electric utility	All Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$15,685	$8,698	$24,383
Outside services expense	—	135	135
Wildfire securities-related claims	—	47,750	47,750
Other expense	23,295	522	23,817
Interest expense	2,543	848	3,391
Total Maui windstorm and wildfires related expenses	41,523	57,953	99,476
Insurance recoveries[1]	(1,129)	(54,049)	(55,178)
Deferral treatment approved by the PUC[2]	(27,826)	—	(27,826)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$12,568	$3,904	$16,472

	Year ended December 31, 2024
(in thousands)	Electric utility	All Other segment	HEI Consolidated[5]
Maui windstorm and wildfires related expenses:
Legal expenses	$51,406	$18,373	$69,779
Outside services expense	8,500	2,514	11,014
Wildfire tort-related claims[3]	1,915,000	—	1,915,000
Other expense[4]	32,753	2,650	35,403
Interest expense	11,168	3,666	14,834
Total Maui windstorm and wildfires related expenses	2,018,827	27,203	2,046,030
Insurance recoveries	(85,781)	(8,918)	(94,699)
Deferral treatment approved by the PUC[2]	(37,960)	—	(37,960)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,895,086	$18,285	$1,913,371

	Year ended December 31, 2023
(in thousands)	Electric utility	All Other segment	HEI Consolidated[5]
Maui windstorm and wildfires related expenses:
Legal expenses	$24,737	$9,232	$33,969
Outside services expense	10,532	1,492	12,024
Wildfire tort-related claims	75,000	—	75,000
Other expense	3,316	203	3,519
Interest expense	1,223	1,377	2,600
Total Maui windstorm and wildfires related expenses	114,808	12,304	127,112
Insurance recoveries	(98,613)	(5,967)	(104,580)
Deferral treatment approved by the PUC[2]	(14,692)	—	(14,692)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$1,503	$6,337	$7,840
1    HEI consolidated includes insurance recovery related to the proposed settlement of the securities class action of $47.8 million for 2025. Also, includes adjustments related to costs that are no longer probable of recovery under the insurance policies. For 2025, HEI consolidated and Electric utility adjustments amount to $7.6 million of which, $4.5 million were deferred to a regulatory asset, and are reported on the line “Deferral treatment approved by the PUC.”
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
3    Represents the provision to record the Utilities’ settlement of all wildfire tort-related legal claims and cross claims as of December 31, 2024. See Note 2 of the Consolidated Financial Statements.
4    Includes $18.4 million ($16.6 million by the Utilities) pursuant to an agreement to settle indemnification claims asserted by the State of Hawaii, for 2024. Also includes $3.5 million accrual related to the Utilities’ share of settlement administration fees for 2024. See Note 2 of the Consolidated Financial Statements.
5    Excludes expenses related to discontinued operations amounting to $1.3 million and $11.3 million for 2024 and 2023, respectively.
Note: All Other segment Maui windstorm and wildfires related expenses (legal, outside services, wildfire securities-related claims and other) and insurance recoveries are included in “Expenses-Other” and interest expense is included in “Interest expense, net” on the HEI and subsidiaries Consolidated Statements of Income. See Electric utility section below for more detail.
From August 8, 2023 through December 31, 2025, HEI and its subsidiaries have incurred approximately $2.3 billion of Maui windstorm and wildfires related expenses, including the Utilities’ estimate of the losses related to a settlement of all wildfire tort-related legal claims and cross claims, the One ‘Ohana Initiative contribution and $47.8 million related to the securities class action settlement. Certain of these costs are reimbursable under excess liability insurance, professional liability insurance, and directors and officers liability insurance policies. As of December 31, 2025, HEI and its subsidiaries have approximately $10 million, nil and $71 million of insurance coverage remaining under the excess liability, professional liability, and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs, including the securities class action settlement, and recognized as a receivable as of year-end.
With the Company accruing its losses related to a settlement of all wildfire tort-related legal claims and cross claims as of December 31, 2025, the Company expects the Electric utility and HEI to use the remaining $10 million of insurance coverage under its excess liability policy primarily for legal expenditures, in excess of amounts deferred, in connection with the Maui windstorm and wildfires.
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
In the fourth quarter of 2025, the average daily passenger count was 2.0% lower than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, including Japanese travelers, remaining at lower levels. In the fourth quarter, international visitor arrivals (excluding Japan) remained 18.0% below 2019 levels. Due to the weak yen, Japanese visitors are 36.6% below 2019 levels.
Hawaii’s seasonally adjusted unemployment rate in December 2025 was 2.2%, lower than the December 2024 rate of 3.0%. The national unemployment rate in December 2025 was 4.4%, slightly higher than the December 2024 rate of 4.1%. According to a recent forecast by UHERO, issued on December 12, 2025, jobs in the State will increase by 0.5% in 2025 before decreasing by 0.3% in 2026.
Hawaii real estate activity through December 2025, as indicated by Oahu’s home resale market, resulted in a 1.5% decrease in the median sales price for condominiums and an increase of 3.5% for single-family homes compared to the same period in 2024. The median single-family home price was $1,100,000 in December 2025, slightly lower than the all-time high of $1,185,000, set earlier this year in February 2025. The number of closed sales through December 2025 saw a 1.1% decrease for condominiums and a 3.5% increase for single-family residential homes compared to the same period in 2024.
Hawaii’s petroleum product prices relate to the crude oil in international markets. The price of crude oil has decreased 14.7% over the same quarter in the prior year.
At its December 10, 2025 meeting, the Federal Open Market Committee (FOMC) decided to lower the federal funds rate target range to 3.5% to 3.75%. The FOMC noted that economic growth has moderated, with job gains slowing and unemployment edging up. They further noted that uncertainty around the economic outlook remains elevated, and that they remain attentive to risks on both sides of its dual mandate of achieving maximum employment and 2 percent inflation over the longer run.
UHERO forecasts full year 2026 real GDP and real personal income to be flat, a decrease in total visitor arrivals of 1.3%, and an unemployment rate of 3.0% for the State. According to UHERO, Hawaii’s economy is edging into a mild recession, with tourism in a downturn, likely to result in job losses in 2026. Inflation is also expected to increase as the impacts of tariffs are reflected in consumer prices. Construction continues to be the only major source of economic strength in Hawaii, supported by large federal contracts and ongoing housing and infrastructure needs.
See also “Recent Developments” in the “Electric utility” section below for further discussion of the economic impact of recent events.
All Other segment. The “All Other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI, ASB Hawaii, GLST1, and Pacific Current, including the results of Hamakua Energy and the solar and battery energy storage system facilities up until the close of their respective sales in 2025.

(in millions)	2025	2024	Change	Primary reason(s)
Revenue[1]	$16	$13	$3	Increase in other sales at Pacific Current subsidiaries.
Operating loss[1]	(44)	(95)	51
Lower HEI corporate operating loss ($33 million in 2025 vs. $40 million in 2024) primarily due to $12 million lower Maui windstorm and wildfires related costs ($3 million in 2025 vs. $15 million in 2024), partly offset by increases in insurance and incentive compensation expenses. Lower Pacific Current operating loss ($11 million in 2025 vs. $55 million in 2024) primarily due to $35.2 million impairment loss on certain long-lived assets at Pacific Current in the prior year, a $4 million impairment loss on damaged assets in a March 2024 fire at Mahipapa, and Hamakua Energy’s and Mahipapa’s facilities being shut down for repairs in the prior year resulting in higher expense in the prior year.

Interest expense & other, net	(24)	(45)	21	Primarily due to lower average long-term debt balances (due to $384 million paydown in April 2025) in 2025 than in 2024.
Interest income	27	13	14	Primarily due to interest income from the September 2024 common stock offering proceeds.
Loss on sale of subsidiaries and impairment loss on assets sold and held for sale	(12)	—	(12)	Sale of Pacific Current subsidiaries and impairment loss on Pacific Current assets sold and held for sale in the current year.
Income tax benefit	8	31	(23)	Lower pretax loss.
Net loss	$(45)	$(96)	$51
1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) up until the close of its sale on March 10, 2025 are eliminated in consolidation.
Note: Totals may not foot due to rounding.
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
As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, on February 7, 2025, Pacific Current entered into a Securities Purchase Agreement to sell all the membership interests in Hamakua Holdings, a then wholly owned subsidiary of Pacific Current and parent company of Hamakua Energy, to an unaffiliated third party. The sale transaction closed on March 10, 2025. As a result of the sale transaction, the Company recorded a pre-tax loss on the sale amounting to $13.2 million as of March 31, 2025. The sale of Hamakua Holdings and its subsidiary, Hamakua Energy, does not preclude Pacific Current from seeking recovery of its losses related to the aforementioned damages to its plant facilities from the fuel supplier.
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
As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, on August 1, 2025, Pacific Current, through an indirect subsidiary, sold all of the membership interests in Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC and Upena, LLC. See Note 3 of the Consolidated Financial Statements for more information.
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
The Company’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of its businesses remain strong, the Company took prudent and measured actions to reinforce its commitment to serving the community for the long term. Subsequent to the Maui windstorm and wildfires, in August 2023, HEI and Hawaiian Electric fully drew down $175 million and $200 million, respectively, on their previously existing revolving credit facilities. On September 5, 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated credit agreement with a syndicate of eight financial institutions, increasing each of their committed capacities to $300 million (see Note 6 of the Consolidated Financial Statements for additional information). As of December 31, 2025, HEI and Hawaiian Electric had $20 million and nil, respectively, drawn on their revolving credit facilities and no commercial paper outstanding.
The Company has taken additional prudent measures to strengthen its financial position while continuing to provide reliable service to its customers and reinforcing HEI’s commitment to serving the community for the long term, including the Utilities entering into an asset-based credit facility in May 2024 that allows the Utilities to borrow up to $250 million (see Note 6 of the Consolidated Financial Statements), and HEI registering with the SEC in September 2024 an at-the-market offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program. In addition, HEI paid down a ratable portion of each of HEI’s senior notes in April 2025 amounting to $384 million, using the proceeds from the December 2024 sale of ASB. Additional proactive measures included suspending the quarterly cash dividend on HEI’s common stock after payment of the second quarter dividend in September 2023, repaying its revolving credit facilities and reducing or eliminating discretionary costs.
As of December 31, 2025, HEI consolidated had $2.4 billion of long-term debt, of which $125 million is due or expected to be repaid within 12 months. In addition, as of December 31, 2025, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax), related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Consolidated Financial Statements). HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on the Company’s and the Utilities’ Consolidated Balance Sheets. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock. The shares were issued under a registration statement registering up to $575 million of common stock. The net proceeds from the sale of common stock amounted to approximately $557.7 million. In November 2024, HEI transferred the first installment payment to GLST1, a wholly owned subsidiary created for the specific purpose of holding the first installment payment pursuant to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Consolidated Financial Statements). The cash for the first installment payment is classified as restricted cash on the Consolidated Balance Sheet as of December 31, 2025.

At December 31, 2025, the Company’s consolidated total available liquidity was approximately $1,572 million. The following table provides the components of available liquidity at December 31, 2025. See “Liquidity and capital resources” in Hawaiian Electric’s MD&A below for components of its available liquidity under existing credit facilities as of December 31, 2025.

	As of December 31, 2025
(in millions)	Capacity	Outstanding	Undrawn
Electric utility
Total credit, excluding standing commitment letter with HEI[1]	$540	$—	$540
Total available credit - Electric utility[2]			$540

All Other
Unsecured revolving line of credit	$300	$20	$280
At-the-market program	250	—	250
Total credit and other liquidity- All Other	550	20	530
Total available credit and other liquidity - All Other			$530

Consolidated cash and cash equivalents			502
Total available liquidity			$1,572
1     Pursuant to an HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy which provides Hawaiian Electric a borrowing commitment of $75 million. Hawaiian Electric currently has no borrowings under this policy. See Note 6 of the Consolidated Financial Statements for a description of the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy.
2    As of December 31, 2025, the Utilities had no commercial paper outstanding. Hawaii Electric Light and Maui Electric had no short-term borrowings from Hawaiian Electric but had long-term intercompany loans from Hawaiian Electric in the amount of $25 million and $90 million, respectively, as of December 31, 2025.
Management believes with the Company’s cash and cash equivalents amount of $502 million and GLST1’s restricted cash amount of $479 million, both as of December 31, 2025, the available capacity on Hawaiian Electric’s ABL Facility, HEI’s and Hawaiian Electric’s increased borrowing capacities of their unsecured lines of credit, and additional liquidity under HEI’s registered at-the-market offering program, the Company has adequate cash to meet its financial obligations and sustain operations in the short term, including available sufficient liquidity to fund the first installment of the settlement of wildfire tort claims (expected to be made no sooner than early 2026) and its other cash obligations for the next 12 months following the issuance of its financial statements.
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
HEI Consolidated material cash requirements. Material cash requirements of HEI Consolidated include: payments related to settlement of tort-related legal claims and cross claims; Utility related capital expenditures (including capital expenditures related to wildfires and wildfire mitigations), labor and benefits costs, O&M expenses, legal and consulting costs related to the Maui windstorm and wildfires, fuel and purchase power costs, and debt and interest payments; HEI related labor and benefits costs, debt and interest payments and legal and consulting costs related to the Maui windstorm and wildfires; and HEI equity contributions to support Pacific Current’s remaining operating subsidiary.
Forecasted HEI consolidated “net cash used in investing activities” consists primarily of the net capital expenditures of the Utilities principally related to maintaining and modernizing the grid to allow for the integration of more renewable energy, improved customer reliability, greater system efficiency and enhanced resilience. The Utilities’ capital expenditures are forecasted to be funded primarily through a combination of retained earnings and proceeds from other sources of debt financings (see also discussion regarding other material cash requirements under “Financial Condition–Liquidity and capital resources,” contained in the “Electric utility” section below). In the future, if the Company is unable to refinance scheduled maturing debt, then debt maturities are expected to be repaid with the proceeds from existing cash on hand, other medium- or long-term debt, and/or dividends from subsidiaries. The ability of Hawaiian Electric to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions (see Note 15 of the Consolidated Financial Statements). Additional debt and/or equity financing, if available, may be utilized to invest in the Utilities; to pay down commercial paper or other short-term borrowings, if any; to pay interest costs; or to fund unanticipated expenditures, such as increases in the costs of, or an acceleration of, the construction of capital projects of the Utilities or unanticipated utility capital expenditures. In addition, existing debt may be refinanced prior to maturity with additional debt or equity financing (or both).
Certain Maui windstorm and wildfires legal-related costs of HEI and the Utilities are recoverable under $165 million of excess liability insurance, $25 million of professional liability insurance, and $145 million of directors and officers liability insurance policies (see further information in Note 2 of the Consolidated Financial Statements). As of December 31, 2025, HEI and the Utilities have approximately $10 million, nil and $71 million of insurance coverage remaining under the excess liability, professional liability, and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs, including the securities class action settlement, and recognized as a receivable as of year-end.
Selected short-term and long-term contractual obligations and commitments.  Information about payments under the specified contractual obligations and commitments of HEI and its subsidiaries was as follows:

December 31, 2025	Payments due by period
(in millions)	2026	2027	2028	2029	2030	After five years	Total
Contractual obligations
Long-term debt[1]	$125	$100	$139	$35	$189	$1,835	$2,423
Interest on long-term debt[2]	111	109	102	99	92	673	1,186
Maui Windstorm and Wildfire Settlement Agreements[3]	530	479	479	478	—	—	1,966
Operating and finance leases
PPAs classified as leases	60	60	55	55	55	793	1,078
Other leases[4]	16	11	6	7	7	13	60
Hawaiian Electric open purchase order obligations[5]	226	61	43	6	6	26	368
Hawaiian Electric fuel oil purchase obligations (estimate based on fuel oil price at December 31)	6	—	—	—	—	—	6
Hawaiian Electric purchase power obligations–minimum fixed capacity charges not classified as leases	117	121	120	120	120	946	1,544
Liabilities for uncertain tax positions	—	5	—	—	—	—	5
Total (estimated)	$1,191	$946	$944	$800	$469	$4,286	$8,636
1Amounts do not include $54 million related to Mahipapa debt which are included in liabilities held for sale as of December 31, 2025. See Note 3 of the Consolidated Financial Statements.
2Amounts do not include $4 million of interest on Mahipapa debt which is included in liabilities held for sale as of December 31, 2025. See Note 3 of the Consolidated Financial Statements.
3As of December 31, 2025, HEI and Hawaiian Electric recorded $48 million and $40 million, respectively, of insurance reimbursement receivable related to the securities class action settlement and tort settlement, respectively. See Note 2 of the Consolidated Financial Statements.
4Amounts do not include $6 million related to Mahipapa leases which are included in liabilities held for sale as of December 31, 2025. See Note 3 of the Consolidated Financial Statements.
5Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, certain trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2025, the fair value of the assets held in trusts to satisfy the obligations of the Company’s retirement benefit plans exceeded the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above. See Note 11 of the Consolidated Financial Statements for 2026 estimated retirement benefit plan obligations and contributions.

See “Developments in renewable energy efforts—Biofuel sources” in Hawaiian Electric’s MD&A for additional information on fuel oil purchase obligations. See Notes 4 and 9 of the Consolidated Financial Statements for a discussion of power purchase commitments and operating leases obligations, respectively.
Operating activities provided net cash of $391 million in 2025, $487 million in 2024 and $551 million in 2023, of which operating activities from continuing operations provided net cash of $391 million in 2025, $428 million in 2024 and $443 million in 2023. Investing activities used net cash of $322 million in 2025 and $257 million in 2023 and provided net cash of $258 million in 2024, of which investing activities from continuing operations used net cash of $322 million in 2025, $334 million in 2024 and $436 million in 2023. In 2025, 2024 and 2023, net cash used in investing activities from continuing activities was primarily due to capital expenditures.
Financing activities used net cash of $331 million in 2025 and provided net cash of $155 million in 2024 and $196 million in 2023, of which financing activities from continuing operations used net cash of $331 million in 2025 and provided net cash of $498 million in 2024 and $203 million in 2023. In 2025, net cash used in financing activities included repayment of long-term debt, revolving credit facilities and short-term debt and redemption of preferred stock, partly offset by issuance of long-term debt. In 2024, net cash provided by financing activities from continuing operations included issuance of common stock (common stock offering) and increase in short-term debt, partly offset by repayment of long-term debt and revolving credit facilities. In 2023, net cash provided by financing activities from continuing operations included proceeds from revolving credit facilities, long-term debt and short-term debt, partly offset by repayment of long-term and short-term debt, net decreases in short-term borrowings and payment of common and preferred stock dividends.
Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest), if any, and the payment of dividends to HEI, the electric utility is largely autonomous in its operating, investing and financing activities. (See the electric utility segment’s discussion of its cash flows in its “Liquidity and capital resources” section below.) During 2025, Hawaiian Electric paid cash dividends to HEI of $30 million.
In August 2023, due to the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter 2023 dividend and has not declared a cash dividend since that time. This action was intended to allow the Company to provide additional liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utilities. In May 2025, after a temporary suspension of Hawaiian Electric’s quarterly cash dividend to HEI that began with the second quarter 2024 dividend, the Hawaiian Electric Board of Directors approved a $10 million quarterly dividend for each of the first, second and third quarters of 2025. This decision was made after considering several factors, including the continued progress of the Maui windstorm and wildfire settlement, the Utilities’ results of operations and the Utilities’ liquidity position.
A portion of the net assets of Hawaiian Electric is not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval. In the absence of an unexpected material adverse change in the financial condition of the Utilities, such restrictions are not expected to significantly affect the operations of HEI or its ability to meet its debt or other cash obligations. See Note 15 of the Consolidated Financial Statements.
The consolidated capital structure of HEI was as follows:

December 31	2025		2024
(dollars in millions)
Short-term borrowings, net	$—	—%	$49	1%
Long-term debt, net, including current portion of long-term debt, net	2,410	60	2,800	64
Preferred stock of subsidiaries	—	—	34	1
Common stock equity	1,606	40	1,479	34
	$4,016	100%	$4,362	100%
Prior to the Maui windstorm and wildfires, HEI utilized short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of December 31, 2025. Historically, HEI also periodically utilized unsecured long-term debt, to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes. The downgrades of HEI’s and Hawaiian Electric’s credit ratings have negatively impacted each of HEI’s and Hawaiian Electric’s ability to access lower cost sources of capital.
See Notes 6 and 7 of the Consolidated Financial Statements for a brief description of the Company’s loans.

Credit ratings. On May 28, 2025, June 4, 2025 and June 27, 2025, Moody’s, Fitch and S&P, respectively, upgraded HEI’s credit ratings. As of February 17, 2026, the Fitch, Moody’s and S&P ratings of HEI were as follows:

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
The Company’s credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access lower cost sources of capital. Through the sale of common stock in September 2024, the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims expected to be made no sooner than early 2026. The Company is currently working with its financial advisors on a financing plan to raise the additional capital required to fund its remaining wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Consolidated Financial Statements), the suspension of dividends from Hawaiian Electric, the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy and geopolitical situations, create significant uncertainty, and the Company cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Company’s financing plan, cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows.
See Item 1A. Risk Factors for further discussion of risks and uncertainties. See “Credit ratings” in Hawaiian Electric’s MD&A for Hawaiian Electric’s credit ratings. The downgrades of HEI’s and Hawaiian Electric’s credit ratings impacted the Company’s ability to access lower cost sources of capital.
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
There were no new issuances of common stock through the HEIRSP 401(k) Plan in 2025, 2024 or 2023 and HEI satisfied the share purchase requirements of the HEIRSP 401(k) Plan through open market purchases of its common stock. There were no new issuances of common stock through the Dividend Reinvestment Program (DRIP) from January 1, 2023 through September 4, 2023, December 6 through December 31, 2023, in 2025 or in 2024 and HEI satisfied the share purchase requirements of the DRIP through open market purchases of its common stock. From September 5 through December 5, 2023, HEI satisfied the share purchase requirements of the DRIP through new issuances of approximately 0.5 million shares of common stock, amounting to $6.6 million, primarily for participants receiving the September 2023 dividend payment.
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
The discount rate used to calculate the Company’s benefit obligations is a significant assumption that affects the Company’s benefit obligations. As of December 31, 2025, the discount rates for HEI and the Utilities’ pension and other benefits plans were 5.78% and 5.67%, respectively. Based on various assumptions in Note 11 of the Consolidated Financial Statements, sensitivities of the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO) as of December 31, 2025, associated with a change in the discount rate, were as follows and constitute “forward-looking statements”:

Actuarial assumption	Change in assumption in basis points	Impact on HEI Consolidated PBO or APBO	Impact on Consolidated Hawaiian Electric PBO or APBO
(dollars in millions)
Pension benefits
Discount rate	+/-50	$(119)/$133	$(116)/$130
Other benefits
Discount rate	+/-50	$(6)/$7	$(6)/$7
Also, see Notes 1 and 11 of the Consolidated Financial Statements.

Contingencies and litigation.  The Company is subject to proceedings (including PUC proceedings), lawsuits and other claims. Management assesses the likelihood of any adverse judgments in or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual case or proceeding, often with the assistance of outside counsel. The required reserves may change in the future due to new developments in each matter or changes in approach in dealing with these matters, such as a change in settlement strategy.
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
As a result of the Maui windstorm and wildfires, HEI and Hawaiian Electric evaluated various financing plans to pay the amounts included in the tort-related Settlement Agreements and determined that paying in four equal annual installments is the most viable option and aligns with the Companies’ expectations of how the settlement amount will be paid. As of December 31, 2025, the Utilities have recorded a settlement accrual of $1.92 billion which reflects their best estimate of the loss contingency. In addition, as a result of executing final settlement agreements in its securities class action and shareholder derivative lawsuits, as of December 31, 2025, HEI recorded a settlement accrual of $47.8 million, and concurrently, recorded an insurance reimbursement receivable of an equivalent amount as the recovery of the agreed settlement payment under its directors and officers liability insurance policy is deemed probable. Refer to “Recent Developments” and Note 2 of the Consolidated Financial Statements for more information.
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
In 2024, the Company generated a $287.1 million capital loss from the sale of ASB. For federal tax purposes, any excess capital loss is first carried back three years and then carried forward for up to five years to offset future capital gains. For Hawaii state tax purposes, unused capital losses can only be carried forward for up to five years, with no carryback option available. Since capital losses can only be offset against capital gains, the Company believes it is more likely than not that the tax benefit of the capital loss on the sale of ASB will not be realized, because there is no expectation of generating capital gains and no tax strategies in place to produce capital gains before the loss expires. As of December 31, 2025, the Company’s federal and Hawaii capital loss carryforward is $273.1 million and $289.4 million, respectively, with a valuation allowance totaling $66.1 million for federal and state, related to the capital loss.
In 2024, the Company agreed to settle the Maui windstorm and wildfires tort-related legal claims on a global basis. This nonrecurring settlement will create a net operating loss (NOL) of approximately $1.878 billion, resulting in a total deferred tax asset (DTA) of $483.7 million. The Company analyzed the positive and negative evidence of each source of taxable income that will allow the DTA to be realized as enumerated in ASC 740. Other than the capital loss carryforward discussed above, the Company expects to fully utilize current DTAs that will be generated over the next 17-year period for HEI consolidated and 13-year period for Hawaiian Electric consolidated, based on estimated income projections (exclusive of future reversals of taxable temporary differences). The Company believes that the DTA generated from the nonrecurring settlement, along with historical DTAs, will be fully utilized, with the exception of the capital loss carryforward. The Company has generated consistent earnings over the past three years exclusive of the nonrecurring settlement. The Company believes that it is more likely than not that the Company will realize the benefits of its gross DTAs, other than the capital loss carryforward, including the $483.7 million DTA recognized as a result of the settlement. If estimated future income projections turn out to be lower, it should be noted that the DTA related to the NOL carryforward does not expire.
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

Electric utility
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the State of Hawaii, other than Kauai, to approximately 95% of the State’s population, and operate five separate grids. The Utilities’ mission is to empower their communities and customers with safe, reliable, resilient, affordable, and clean energy. The goal is to create a safe, modern, resilient, flexible, and dynamic electric grid that protects Hawaii from impacts of evolving climate dynamics, position the Utilities to achieve the expectations of their customers and communities and earn their trust, and achieve Hawaii’s decarbonization goals that are aligned with the statutory goal of 100% renewable portfolio standard and net-negative carbon emissions by 2045.
Recent developments. See also “Recent developments” in HEI’s MD&A and Note 2 of the Consolidated Financial Statements, which includes disclosures relating to Maui windstorm and wildfires.
For the full year 2025, the Utilities generated net income of approximately $168.2 million compared to net loss of $1.2 billion in 2024. See “Results of operations” below for variance explanations.
For the full year 2025, kWh sales volume increased 2.5% from 2024 levels. The increase reflects warmer weather as well as the continuing economic recovery since the Maui windstorm and wildfires and increased pumping loads as Maui energy consumption increased 6.6% from 2024 to 2025.
The price of crude oil has decreased about 14.1% compared to the prior year. The Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum penalty/reward exposure annually).
In December 2025, the Consumer Price Index (CPI) increased 2.7% over the last 12 months. In Hawaii, the January 2026 Urban Hawaii (Honolulu) CPI increased 2.4% over the last 12 months. Under the PBR Framework, inflation risk for the Utilities is partially mitigated by an Annual Revenue Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA includes an adjustment for the annual change in inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the RAM Revenue adjustments in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA. The inflation factor percentage is the consensus projection of annual percentage change in GDPPI for the following calendar year published by Blue Chip Economic Indicators each October. For the 2025 calendar year, the forecasted 2025 GDPPI was 1.98% (net of the 0.22% customer dividend), measured in October 2024, and became effective in rates on January 1, 2025. For the 2026 calendar year, the forecasted 2026 GDPPI was 2.58% (net of the 0.22% customer dividend), measured in October 2025, and became effective in rates on January 1, 2026.
•The non-compounded portion of the ARA includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC for the years 2021 through 2025.
Customer accounts receivable decreased in 2025 by $27 million, or 14% with arrears balance 1-30 days decreasing by 18% since December 31, 2024. The decrease in accounts receivable was primarily driven by receipt of government arrears. In addition, arrears balances have declined to pre-pandemic levels as the Utilities returned to pre-pandemic collection policies, except on Maui, where the moratorium on disconnections remain in place. Further at year-end, the Utilities pledged $1 million to assist customers with larger arrears balances who may be facing financial hardship, particularly on Maui, and decreased accounts receivable accordingly. See “Financial Condition—Liquidity and capital resources” below for additional information.
Regulatory and legislative developments.
Legislation. On June 6, 2025, Governor Josh Green signed Senate Bill 1501, now known as Act 191, which allows the State to “step-in” for the Utilities in the case of utility financial distress, ensuring project owners receive payment, addressing concerns of some independent power producers’ ability to procure low-cost financing for new renewable energy and storage projects due to the Utilities’ credit ratings. On July 1, 2025, the Governor signed into law Senate Bill 897, now known as Act 258, which directs the PUC to study the viability of a wildfire relief fund, establish an aggregate liability cap on economic damages from future wildfires and authorizes securitization to finance wildfire safety and resilience infrastructure improvements. On July 8, 2025, the Governor signed House Bill 1001, now known as Act 301, which appropriates funds to address the State of Hawaii’s settlement of claims related to the Maui wildfire and windstorm tort litigation settlement. Act 258 is expected to help support the Utilities’ financial stability to move forward, while Act 301 provides a resolution to those affected by the Maui windstorm and wildfires and provides assurance for a global settlement to move forward. Act 191 supports the Utilities’ ability to procure energy in order to provide customers and communities with safe, reliable and affordable clean energy.

On July 2, 2025, the Governor signed Senate Bill 589, now known as Act 266. Among other things, Act 266 authorizes wheeling of renewable energy and requires the PUC to establish policies and procedures to implement wheeling of renewable electricity for a capacity of not more than two megawatts, as well as microgrid service tariffs, by January 1, 2027. Act 266 also requires the PUC to establish an installation goal for new customer-sited distributed energy resources and establish tariffs to achieve the installation goal and for grid service programs, microgrids, and community-based renewable energy. The Utilities are currently assessing the potential impact related to wheeling as the PUC works to establish the provisions and terms for the implementation of wheeling in compliance with Act 266. For more information on wheeling, see discussion in “Investigation on the establishment of wheeling” below.
The One Big Beautiful Act signed into law by President Trump on July 4, 2025 may impact the ability of the Utilities’ recently selected and new wind and solar projects to qualify for federal tax credits. Regulations continue to be developed, so the complete scope of potential impacts remains unknown at this time. Any loss in renewable energy tax credits could lead to project risk for new wind and solar projects in development and will likely result in higher prices for such projects, developers of which rely extensively on federal tax credits to finance such projects. It is also possible that the sunsetting of these tax credits will impact the supply chain for projects throughout the U.S. as developers rush to meet the four-year safe harbor timeline. The legislature is expected to consider legislation to provide a state tax credit to fill the void left by the expiration of the federal solar tax credit. However, due to budget shortfalls, the likelihood of its passage is limited.
Trade policies. Impacts to the Utilities from trade policies imposed by the U.S. or its trading partners are uncertain at this time. The Utilities estimated that in 2024, more than 90% of the Utilities’ capital goods were domestically sourced. However, the Utilities and their independent power producers procure capital goods that flow through global supply chains and may include raw materials, sub-components, or components sourced or assembled outside the U.S. Utility capital costs and the cost of power procured from independent power producers may increase due to new trade policies and changes in trade policy from the U.S. and its trading partners, based on the amount of foreign content of capital goods. It is also possible that trade policies could impact commodities and raw materials costs, leading to inflation of utility capital costs indirectly through the broader supply chain. Utility-scale battery projects planned by both Hawaiian Electric and independent power producers may see significant cost increases or supply chain challenges, as the majority of battery components are currently manufactured in, or have significant supply chain exposure to, the People’s Republic of China. The Utilities are still assessing the potential impact of the trade policies.
Re-basing. In its order issued on February 27, 2025, the PUC concluded that Utilities’ target revenues should be re-based for the next MRP (MRP2) and allowed the Utilities to file a single, consolidated application that presents their requested adjustment to target revenues. The proceeding to re-base the Utilities’ target revenues for MRP2 shall be bifurcated into two tracks, with the first track focused on reaching a decision on the Utilities’ revenue requirements prior to the commencement of MRP2 and the second track focused on making a final determination on the revenue requirement and addressing the rate design component.
On August 28, 2025, the Utilities filed a request to extend the time to file a rate case in order to allow collaboration among the PBR working group parties on an alternative rate re-basing proposal that could eliminate the need for a general rate case application and process. Confirmation was also sought that if a non-rate case re-basing proposal is explored but does not result in a proposal supported by the Utilities, they could file a rate case in the second half of 2026 utilizing a 2027 test year. Effectively, this alternative process would pick up on previous PBR working group re-basing discussions. This would also mean, however, that the Utilities would not file their rate case application in December 2025. This alternative approach could also address concern that re-basing and consideration of other PBR Framework modifications be done in a more synchronized manner. Upon review and consideration of the record and circumstances, the PUC granted Hawaiian Electric’s Letter Request on September 29, 2025, subject to certain conditions. During the fourth quarter of 2025, the Utilities continued to meet with the PBR working group to develop an alternative rate re-basing proposal.
On December 8, 2025, the Utilities, together with support from certain PBR parties, filed a request to extend the time to submit the alternative rate re-basing proposal by 30 days to February 6, 2026, with a corresponding extension to February 13, 2026, for statements from any party who opposes or does not agree with any submitted alternative proposal describing their opposition and the reasons. On December 16, 2025, the PUC granted the Utilities’ request to extend the deadline for the submission of an alternative re-basing proposal from January 7, 2026 to February 6, 2026 and affirmed (i) that any proposal submitted by this deadline must comport with the PUC’s prior guidance, (ii) if the parties are unsuccessful at developing an alternative proposal for the PUC’s review or if the PUC ultimately rejects any submitted alternative proposal, the Utilities shall resume work on their re-basing application utilizing a 2027 test year and file the re-basing application in the second half of 2026. The PUC correspondingly modified the deadline for parties to submit a statement of opposition to any alternative proposal from January 14, 2026 to February 13, 2026. See “Regulatory proceedings” in Note 4 of the Consolidated Financial Statements for additional discussions.

On January 28, 2026, the Utilities requested a final extension to file the alternative PBR re-basing proposal on May 7, 2026 to allow for additional time for the working group parties to develop PIMs and other PBR framework modifications. On February 12, 2026, the Utilities filed a written update with the PUC, which explained that the additional time requested will allow the parties to explore re-basing and consideration of other PBR Framework modifications in a more synchronized manner, streamline Phase 6 (the examination of proposal for modifications to the PBR Framework) and potentially save time and resources for both the PUC and parties. On February 24, 2026, the PUC granted in part the Utilities’ extension request, extending the deadline to submit an alternative re-basing proposal to March 6, 2026, to allow the PUC to promptly proceed with its review of the re-basing proposal. The PUC also extended the deadline for parties to submit any opposition to the alternative re-basing proposal to March 13, 2026. The PUC confirmed that it will resume Phase 6 following resolution of the alternative re-basing proposal.
Affiliate transactions. In June 2025, the Utilities submitted a request with the PUC to terminate or suspend the Affiliate Transaction Requirements (ATRs). Beginning in 2024 and continuing into 2026, HEI has embarked on a strategy to divest all of its affiliated companies other than the Utilities, intending for the Utilities to be HEI’s sole operating companies. Termination of the ATRs would allow implementation of a corporate integration, under which all HEI employees would move to Hawaiian Electric. A few officer positions would manage and operate both HEI and Hawaiian Electric (dual-hatted executives) and the HEI and Hawaiian Electric boards of directors would be composed of a single set of individuals. In September 2025, the PUC dismissed the request without prejudice. In its order, the PUC provided guidance on the topics to be addressed in any future request. On October 31, 2025 HEI and Hawaiian Electric filed a revised request with the PUC to terminate or suspend the ATRs. After responding to information requests from the Consumer Advocate, the Consumer Advocate issued its statement of position on February 4, 2026. The Consumer Advocate supported the approval of the request with the condition that before any recovery of expenses related to HEI, the Utilities should give the Consumer Advocate and the PUC advance notice of likely changes to recovery. HEI and Hawaiian Electric informed the PUC that the docket was ready for decision making on February 5, 2026.
System reliability. Since the August 2023 Maui windstorm and wildfires, the Utilities have developed a set of Interim Wildfire Safety Measures to mitigate the risk of wildfires in areas identified as having higher risk of wildfire in all service territories (Oahu, Maui County, and Hawaii Island). These interim measures represent actions the Utilities performed in 2024. On January 10, 2025, the Utilities filed their 2025-2027 Wildfire Safety Strategy (WSS) with the PUC, which outlines their plans to reduce wildfire risk throughout their service territories over the next three years, and was approved by the PUC on December 31, 2025. In the near term, it is anticipated that these measures will result in disruptions to service and negatively impact Transmission and Distribution (T&D) System Average Interruption Duration Index (SAIDI) and System Average Interruption Frequency Index (SAIFI). While the Utilities work to refine these measures over time to mitigate customer impacts, the Utilities are currently focused on taking immediate steps to keep island communities safe during extreme weather events. For a discussion regarding the launch of the Public Safety Power Shutoff (PSPS) program, see discussion below under “Wildfire Safety Measures.”
Hawaii Island has two generators out of service for extended maintenance, one of which is expected to return to service in the second quarter of 2026. While these units are unavailable for maintenance, during certain periods there may be reductions in generation reserve margins and failure of other generators, which could risk generation shortfalls.
For a discussion regarding the impact of the Maui windstorm and wildfires on the Utilities’ liquidity and capital resources, see discussion below under “Financial Condition–Liquidity and capital resources.”
Wildfire Safety Measures. The Utilities first began developing a Wildfire Safety Strategy in 2019 and continue to adapt the plan to address the elevated risks in Hawaii. Since the Maui windstorm and wildfires, the Utilities developed a set of Interim Wildfire Safety Measures designed to reduce the risk of wildfires associated with utility infrastructure in service territory areas identified as posing a higher wildfire risk. These interim measures represent actions the Utilities had either already started, or were to start in 2024. These actions included wildfire risk analysis, operation procedures, including the implementation of the Public Safety Power Shutoff (PSPS) program, and grid design changes, enhanced inspection and vegetation management plans, and system hardening. In January 2025, the Utilities developed and filed with the PUC a 2025-2027 WSS, which identifies risk mitigation strategies to perform over the next three years across their service territories. The programs developed under the interim measures have been integrated into the 2025-2026 WSS. The strategies and actions include additional operational changes, grid hardening work, enhanced inspections and vegetation management, and risk modeling to inform and prioritize hardening work and operational actions. On May 30, 2025, the Utilities submitted an application to the PUC for Exceptional Project Recovery Mechanism (EPRM) cost recovery estimated at $350 million, net of costs funded through other existing programs. On December 31, 2025, the PUC approved the Utilities’ 2025-2027 WSS (also known as Wildfire Mitigation Plan). The PUC also directed the Utilities to provide a 2026-2027 Wildfire Mitigation Plan Update, and guidance for the next Wildfire Mitigation Plan covering the 2028-2029 time period.
The PSPS program, initially developed under the Interim Wildfires Safety Measures Program, is now part of the Utilities’ operations. The PSPS program calls for the Utilities to preventatively de-energize circuits in areas identified as high fire risk during certain weather conditions. The PSPS program launched on July 1, 2024 and is ready to use, if and when it is needed, to protect customers, communities and employees. Since the July 2024 implementation, the Utilities have continued to mature the PSPS program as it has gained experience executing the program along with public safety partners, communities, and residents. For example, the Utilities now have an in-house meteorologist and additional strategically placed weather stations to enhance its forecasting capability and situational awareness of localized hazardous conditions. The PSPS protocols will evolve over time as more analytical, forecast, and situational awareness capabilities and wildfire mitigations are deployed. De-energizing circuits in high wildfire risk areas will lead to extended interruptions for many customers, even if not in a high wildfire risk area. The Utilities will continue to work with key stakeholders in balancing the risk of utility-related wildfires with the risk to the public arising from not having electricity.
Transition to a decarbonized and sustainable energy future. The Utilities are fully committed to leading and enabling pathways to a decarbonized and sustainable energy future for Hawaii. A sustainable energy future is one that focuses on delivering electricity safely, reliably and affordably, strengthening resilience and shifting away from fossil-fueled resources. The Utilities believe that a holistic approach to evolving climate dynamics is needed, working on both climate mitigation efforts along with climate adaptation efforts. Climate mitigation requires achieving the Utilities’ decarbonization and renewable energy commitments, facilitating and promoting beneficial electrification, and deploying carbon removal and offsets among other levers to reduce statewide emissions.
Climate action plan. In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. Since that time, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies have slowed the pace of progress toward reducing greenhouse gas emissions. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below. The One Big Beautiful Act signed into law by President Trump on July 4, 2025 may impact the ability of recently selected and new wind and solar projects to qualify for federal tax credits. Any loss in renewable energy tax credits could lead to project risk for new wind and solar projects in development and will likely result in higher prices for new renewable projects, which rely on such incentives to provide clean, affordable energy. Further, new tariffs imposed on equipment and materials used in the construction of renewable facilities will have an impact on pricing of new renewable projects. As a result of these challenges and the downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s 2030 RPS goals. As of December 31, 2025, the Utilities estimate a reduction of carbon emissions of approximately 25%. This represented an increase in emissions compared to the 27% reduction in 2024 due to higher customer electric usage. As renewable energy replaces fossil fuel generation, carbon emissions are expected to continue to decline over time.
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
State of Hawaii laws and policies. In January 2025, the State of Hawaii issued two key policy documents and an alternative fuel study. The PUC issued its 2024 Inclinations on the Future of Energy in Hawaii (2024 PUC Inclinations). The 2024 PUC Inclinations are intended to provide a guide for the completion of energy infrastructure upgrades for public safety, reliability and resiliency. This includes among other items, strategic hardening, diversification and enhancements of transmission and distribution systems, expedited replacement of older fossil fired generation, streamlined interconnection for renewable utility scale and distributed energy resources, including a specific goal to limit fossil fuel generation to no more than 40% on each island by 2030, software and hardware improvement to prevent cybersecurity threats, creation of resilience hubs, and integration of electric, gas, and renewable resources to support continuity of energy, telecommunications, water and wastewater services. The 2024 PUC Inclinations specifically state that “Strategic ownership of new generation (by the Utilities) may be beneficial, especially when such ownership stabilizes utility finances, benefits from low-interest federal loans or advances other objectives such as operational accountability, resilience and public safety.”
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
The Hawaii State Energy Office’s Alternative Fuel, Repowering and Energy Transition Study (Alternative Fuel Study) expresses concern about the speed of the transition to renewable energy and cites to the continued reliance on imported oil as a driver of high bills and intense carbon emissions. The report makes a case for the use of liquefied natural gas on Oahu to replace low sulfur fuel oil during the transition to 100% renewable energy, and names several entities as potential investors that could help speed the transition. On October 6, 2025, the Office of the Governor of the State of Hawaii and JERA Co., Inc., Japan’s largest power producer, signed a non-binding Strategic Partnering Agreement that establishes a framework for long-term collaboration to support Hawaii’s decarbonization goals and energy transition. The Strategic Partnering Agreement supports the implementation of the Hawaii State Energy Office’s Alternative Fuel Study to pursue fuel diversification, including liquified natural gas, to reduce near-term reliance on oil. The Utilities are engaged in planning activities designed to support the State’s energy policy objectives, including the transition to a more affordable, reliable, and sustainable energy system. These planning efforts evaluate a range of resource, fuel, and technology options and are informed by state energy policy guidance and stakeholder input. Importantly, all three documents recognize that to achieve the State’s ambitious goals is a collective effort that will require government agencies, electric utilities, and private stakeholders to work together, acknowledging that each of these groups has an important role to play. The 2024 PUC Inclinations for example state: “Energy utilities, government agencies and private stakeholders must embrace an ethos of collective responsibility to confront and effectively mitigate the vulnerabilities revealed by Lahaina’s heartbreaking tragedy, the COVID pandemic, ongoing global unrest, cybersecurity threats and the overarching climate crisis.” The PUC later states: “The Commission does not expect energy utilities to accelerate their transformation without regulatory assistance and third-party resources.” All three documents also recognize the progress made to date towards the State’s renewable energy goals. The Utilities remain committed to working with all stakeholders to support the State’s energy policy objectives and reach Hawaii’s ambitious renewable energy goals.
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
If the Utilities are not successful in meeting the RPS targets as mandated by law, the PUC could assess a penalty of $20 for every megawatt-hour (MWh) that an electric utility is deficient. Based on the level of total generation in 2025, a 1% shortfall in meeting the 2030 RPS requirement of 40% would translate into a penalty of approximately $2.1 million. The PUC has the discretion to reduce the penalty due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated. In addition to penalties under the RPS law, failure to meet the mandated RPS targets would be expected to result in a higher proportion of fossil fuel-based generation than if the RPS target had been achieved, which in turn would be expected to subject the Utilities to limited commodity fossil fuel price exposure under a fuel cost risk-sharing mechanism. The fuel cost risk-sharing mechanism apportions 2% of the fuel cost risk to the utilities (and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.7 million. Conversely, the Utilities have incentives under PIMs that provide a financial reward for accelerating the achievement of renewable generation as a percentage of total generation, including customer supplied generation. In 2025, the Utilities achieved a 36.8% RPS accruing a reward of $1.9 million based on $10/MWh in exceedance of 35.0% RPS. In 2026, the Utilities are eligible for a reward of $10/MWh in exceedance of 36.0% RPS.
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
The Integrated Grid Planning (IGP) process utilizes an inclusive and transparent stakeholder engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The first cycle of the IGP was accepted by the PUC on March 7, 2024, and is the culmination of more than five years of partnership with stakeholders and community members across the islands. Together, they forecasted future energy needs and identified strategies to meet Hawaii’s growing energy demand with 100% renewable resources. The Integrated Grid Plan proposes actionable steps to decarbonize the electric grid on the State of Hawaii’s timeline, with a flexible framework that can adapt to future technologies. On January 2, 2026, the PUC opened the Second Cycle of the Integrated Grid Plan to continue to plan for future resources needed on the Utilities’ systems.
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
In 2021, the PUC approved the Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, which provides approximately 43 MW on Oahu.
Subsequently in 2022, the Utilities were approved to expand the EDRP program on the island of Maui and Oahu, which provides approximately 8 MW and 43 MW on Maui and Oahu, respectively. The PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge.
During the time that EDRP was available, Bring Your Own Device Level 1 was launched on April 1, 2025, to succeed EDRP, which closed on July 1, 2024, on Oahu. The Bring Your Own Device Level 1 later evolved into Bring Your Own Device Plus, which began on May 15, 2025. Enrollment for the Bring Your Own Device Plus program will be available until total enrolled program capacity reaches 50 MW statewide.
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
The Utilities filed their initial application with the PUC on September 30, 2019 for an Advanced Distribution Management System as part of Phase 2 of their GMS implementation. However, as the Utilities were unsuccessful in securing IIJA federal funding in 2024, the Utilities are currently re-scoping GMS Phase 2 and plan to file another updated and supplemented PUC application for updated project costs in the second quarter of 2026.

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
On October 31, 2025, the Utilities filed to the PUC a proposed framework for an update to the CBRE program that the Utilities have named CBRE Phase 3: Utility-Resourced Model. In the proposed framework, the Utilities address challenges with previous phases of the CBRE program with a utility-resourced model and putting a special emphasis on Low-to-Moderate Income customer participation. As of December 31, 2025, there has been no PUC decision on the Utilities’ proposed framework.
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
On May 15, 2025, the PUC issued an order, suspending the procedural schedule for the docket in consideration of Senate Bill 589, and set a status conference for June 24, 2025. By suspending the procedural schedule and convening a status conference, the PUC sought to facilitate a comprehensive review of Senate Bill 589 and its implications for electricity wheeling in Hawaii. Due to ongoing uncertainties, the PUC subsequently cancelled the status conference on June 19, 2025. For more information on Act 266, see discussion in “Regulatory and legislative developments” above.
On August 29, 2025, the PUC issued an order reopening the docket and divided the proceeding into two tracks, Track A, focused on retail wheeling, and Track B, focused on an intragovernmental credit share program that was the subject of the prior procedural schedule in the docket. Among other matters, a new intervention period for interested parties to be admitted as a party to the docket and a new procedural schedule was established. Hawaiian Electric is required to develop a “straw proposal” under Track A, on or before November 10, 2025, for comment by the State of Hawaii Office of Consumer Advocacy, and any other stakeholders, on or before January 20, 2026. On October 16, 2025, the PUC issued an order, addressing the various motions for Participation and Intervention in the docket.
On October 22, 2025, the Utilities filed feedback on the PUC’s proposed Track B, Intragovernmental Shared Credit Program. The Utilities support the program but emphasize that careful program design is necessary to ensure technical feasibility, administrative efficiency, and fairness for all customers. The Utilities agree that the program could support the development of Renewable Energy Zones by unlocking government lands for renewable projects and enabling proactive transmission planning.
On November 10, 2025, the Utilities filed its Track A Retail Wheeling Straw Proposal. The Utilities note that it is providing a high-level proposal to help identify areas for further detailed discussion as Track A of the docket proceeds and reserves the right to amend the proposal or positions contained herein as discussions continue. The Utilities’ Straw Proposal provides an overview for the application process, a discussion of technical standards for grid interconnection and monitoring, provisions for metering and monitoring and a discussion of pricing mechanisms in the tariff structure and how to appropriately allocate wheeling costs. The Consumer Advocate and stakeholders provided comments on the Utilities’ Straw Proposal by January 20, 2026. The Utilities are to file responses to the comments of the Consumer Advocate and stakeholders on March 6, 2026.
Regulatory proceedings. On December 23, 2020, the PBR D&O was issued, establishing the PBR Framework. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. The Utilities are currently exploring a collaborative non-rate case re-basing proposal under the PBR Framework as an alternative to a rate case process. See “Regulatory proceedings” in Note 4 of the Consolidated Financial Statements for a discussion of re-basing, PBR Framework and decoupling.
Regulated returns. As part of the PBR Framework’s annual review cycle, the Utilities track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility’s rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. The D&O in the PBR proceeding modified the earnings sharing mechanism to a symmetric arrangement. Effective with annual earnings for 2021, the earnings sharing will be triggered for achieved rate-making ROACE outside of a 300 basis points dead band above and below the current authorized rate-making ROACE of 9.5% for each of the Utilities (i.e., above 12.5% or below 6.5%). Earnings sharing credits or recoveries will be included in the biannual report (formally known as annual decoupling filing) to be filed with the PUC in the spring of the following year.
On August 31, 2023, the PUC issued an order temporarily suspending the Earnings Sharing Mechanism (ESM) until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. In accordance with the order, the ESM remains suspended and the earnings sharing adjustment for 2025 is zero as of December 31, 2025.
Actual and PUC-allowed returns, as of December 31, 2025, were as follows:

Ratio (%)	Rate-making Return on rate base (RORB)*			Book ROACE**			Rate-making ROACE***
Year ended December 31, 2025	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.61	6.65	4.49	19.27	9.51	3.48	9.92	8.19	4.54
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	0.24	(0.87)	(2.94)	9.77	0.01	(6.02)	0.42	(1.31)	(4.96)
*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.

**     Based on recorded net income divided by average common equity.
***   Based on recorded net income adjusted to remove items not included in determining electric rates, divided by rate making equity.
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
The gap between PUC-allowed ROACEs and the ROACEs achieved is generally due to the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), and depreciation, other operation and maintenance (O&M) expense and return on rate base that are in excess of what is currently being recovered through rates (the last rate case plus authorized RAM adjustments and ARA revenues). In 2025, Maui Electric's returns are lower than allowed levels due to higher sustained maintenance and investments than what is recovered in current rates.

Results of operations.
2025 vs. 2024

2025	2024	Increase (decrease)		(dollars in millions, except per barrel amounts)
$3,071	$3,207	$(136)		Revenues. Net decrease largely due to:
			$(132)	lower fuel oil prices partially offset by higher kWh generated[1]
			(27)	lower purchased power energy prices, partially offset by higher kWh purchased and higher PPAC revenues[2]
			(2)	lower Major Project Interim Recovery (MPIR) revenue
			4	higher Demand-Side Management revenue
			23	higher revenue from ARA
947	1,078	(131)		Fuel oil expense[1]. Net decrease largely due to lower fuel oil prices and better heat rate performance, partially offset by higher kWh generated
678	703	(25)
Purchased power expense[1,2]. Net decrease largely due to lower purchased power energy prices, along with liquidated damages due to project delays and performance deficiency, offset in part by higher kWh purchased and continued addition of Stage 1 and Stage 2 renewable projects

620	610	10		Operation and maintenance expense. Net increase largely due to:
			10	higher Maui windstorm legal and consulting costs primarily due to deferral of similar costs in 2024
			7	higher incentive compensation programs
			7	higher IT consulting and system maintenance expenses
			6	higher property and general liability insurance costs
			6	higher wildfire mitigation program related to vegetation management and inspections
			3	higher pilot process and Demand Response cost
			(4)	2024 accrual for settlement administration fees
			(10)	deferral of Wildfire Safety Strategy costs in 2025
			(17)	the settlement of indemnification claims asserted by the State of Hawaii in 2024 [3]
—	1,875	(1,875)
Wildfire tort-related claims, net. Decrease due to the accrual of estimated wildfire liability related to the settlement of the Maui windstorm and wildfire tort-related legal claims and cross claims in 2024

546	552	(6)
Other expenses. Decrease due to lower revenue taxes partially offset by higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

280	(1,612)	1,892		Operating income (loss). Increase largely due to wildfire tort-related claims in 2024, higher ARA revenue, better heat rate performance, offset in part by higher operation and maintenance expenses
221	(1,664)	1,885
Income (loss) before income taxes. Increase largely due to higher operating income, higher interest income earned, and higher AFUDC related to increased capital expenditures, offset in part by higher interest expense

168	(1,226)	1,394		Net income (loss) for common stock. Increase due to higher income before income taxes, partially offset by loss on redemption of preferred stock. See below for effective tax rate explanation
12.3%	NM	NM		Return on average common equity
$100.40	$115.00	$(14.60)		Average fuel oil cost per barrel
8,423	8,219	204		Kilowatt-hour sales (millions)[4]
2,608	2,518	90		Number of full-time employees (at December 31)
1The rate schedules of the Utilities currently contain energy cost recovery clauses (ECRCs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the Utilities currently contain purchased power adjustment clauses (PPACs) through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3Pursuant to an agreement to settle indemnification claims with the State of Hawaii. See Note 2 of the Consolidated Financial Statements.
4kWh sales were higher compared to the prior year. The increase in sales can be primarily attributed to warmer weather across the service territory and the recovery from the impacts from the Maui windstorm and wildfires.
NM - Not meaningful.
Hawaiian Electric’s effective tax rate (combined federal and state income tax rates) in 2025 was 22% (tax expense) compared to 26% (tax benefit) in 2024. The effective tax rate in 2025 was lower than 2024 primarily due to the substantial pre-

tax loss in 2024 resulting from the accrual of the loss contingencies related to the wildfire tort-related claims and because the impact of permanent items had a smaller impact on the effective tax rate in 2024, partially offset by lower research and development tax credit claims in 2025.
For a discussion of 2023 results, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2024 Form 10-K.
For more information of the Utilities’ incremental expenses related to the Maui windstorm and wildfires for the year ended December 31, 2025, see “Results of operations—Maui windstorm and wildfires related expenses, net” in HEI’s MD&A.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of December 31, 2025 amounted to $5.8 billion, of which approximately 18% related to generation PPE, 66% related to transmission and distribution PPE, and 16% related to other PPE. Approximately 5% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission by 2046.
Developments in renewable energy efforts.  The Utilities continue to procure renewable energy ambitiously. The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate-related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units. Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 4 of the Consolidated Financial Statements and the following:
New renewable PPAs.
•Under a request for proposal process governed by the PUC and monitored by independent observers, the Utilities issued Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Of the 11 PPAs filed by the Utilities, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. The Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC approved all three amendments. To date, two Stage 2 projects have reached commercial operations. See also “Purchase commitments” in Note 4 of the Consolidated Financial Statements. Separately, the PUC approved the Utilities’ Waena Battery Energy Storage System project under Stage 2. See “Utility projects” in Note 4 of the Consolidated Financial Statements.
A summary of the remaining four approved Stage 2 PPAs and the self-build project is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual lump sum payment (in millions)
PPAs
Hawaiian Electric	3	79	79	/	443	5/17/24*, 6/7/24 & 9/1/24*	20 & 25	$31.4
Hawaiian Electric	1	N/A	185	/	565	12/19/23	20	24.0
Self-build
Maui Electric	1		40	/	160	11/30/26
Total	5	79	304	/	1,168			$55.4
* Project delays have resulted in Guaranteed Commercial Operations Date being missed.
The total projected annual payment of $55.4 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates.
•Additionally, two Grid Services Purchase Agreements were filed with the PUC. The two Grid Services Purchase Agreements were approved by the PUC in December 2020. One of the aggregators has had financial difficulties and therefore, Hawaiian Electric terminated the Grid Services Purchase Agreement contract on January 29, 2025. On February 7, 2025, Hawaiian Electric requested for approval for an interim solution for the roughly 1,200 stranded customers to the PUC. Hawaiian Electric will proceed with implementing the alternative solution, pending PUC approval.

A summary of the Grid Services Purchase Agreements that were approved by the PUC in December 2020 is as follows:

Utilities	Fast Frequency Response - 1 (MW)	Fast Frequency Response - 2 (MW)	Capacity - Load Build (MW)	Capacity - Load Reduction (MW)
Hawaiian Electric	—	26.7	14.5	19.4
Hawaii Electric Light	6.0	—	3.2	4.0
Maui Electric	6.1	—	1.9	4.7
Total	12.1	26.7	19.6	28.1
See also “Commitments and Contingencies—Waena Battery Energy Storage System Project” in Note 4 of the Consolidated Financial Statements for further discussion.
Tariffed renewable resources.
•As of December 31, 2025, there were approximately 719 MW, 155 MW and 159 MW of installed distributed renewable solar energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus, Interim Smart Export, Smart Distributed Energy Resources — Export, Smart Distributed Energy Resources — Non-Export, Battery Bonus, Community-Based Renewable Energy, and Bring Your Own Device. As of December 31, 2025, an estimated 45% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 25% of the Utilities’ total customers have solar systems.
•The Utilities’ feed-in tariff program is designed to encourage the addition of more renewable energy projects in Hawaii. As of December 31, 2025, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•On August 23, 2024, the Utilities issued an RFP for biodiesel fuel supply commencing February 1, 2026. Proposals were due on September 30, 2024, and the Utilities have completed negotiations with two suppliers and submitted an application to the PUC on April 3, 2025. On June 2, 2025, the Utilities and Pacific Biodiesel Technologies, LLC (PBT) signed an agreement for supply of biodiesel commencing February 1, 2026, which was approved by the PUC on January 14, 2026.
•On June 30, 2021, the Utilities issued an RFP for all fuels, including biodiesel, for supply commencing January 1, 2023. On December 13, 2021, the Utilities and PBT signed an agreement for supply of biodiesel on all islands commencing January 1, 2023, which was approved by the PUC on December 1, 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2026.
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
•The Hawaii Island Stage 3 RFP, seeking 325 gigawatt-hours (GWh) per year of energy and 65 MW of renewable firm capacity, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. 15 proposals, which included one utility self-build project and one proposal that requires two contracts, were selected to the Final Award Group on December 8, 2023. On February 2, 2024, one additional project totaling 40 MW of firm renewable generation was selected. Of the 16 projects, one solar-plus storage and one firm renewable generation project on Oahu, one solar-plus storage project on Maui, and two solar-plus storage projects on Hawaii Island have been withdrawn by the developers. Contracts for three paired PV with storage projects have been executed and filed with the PUC for approval. On April 21, 2025, the PUC dismissed the three applications without prejudice and directed that new applications be filed upon completion of the respective

Interconnection Requirement Study. A contract for a firm generation project on Maui was executed on September 22, 2025 and filed with the PUC for approval on September 26, 2025. On November 12, 2025, the PUC suspended the firm generation project’s docket to address the applicability of Hawaii Revised Statutes Chapter 343 (Hawaii Environmental Policy Act) to the project. In addition, two solar-plus storage projects on Oahu were executed on November 24, 2025 and December 18, 2025, and filed with the PUC for approval on November 26, 2025 and December 23, 2025, respectively. One solar-plus project on Maui was executed on December 22, 2025, and filed with the PUC for approval on December 23, 2025. Negotiations for the remaining projects are ongoing.
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
A summary of the Stage 3 PPAs and self-build project is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Firm Generation (MW)
PPAs
Hawaiian Electric	4	126	510	307
Hawaii Electric Light	3	86	374	60
Maui Electric	4	90	240	40
Self-build project
Hawaiian Electric	1	—	—	253
Total	12	302	1,124	660
•On August 19, 2024, the PUC opened a docket for the Utilities’ Integrated Grid Planning RFP (IGP RFP). On August 26, 2024, the Utilities filed their draft IGP RFP for Oahu and Hawaii Island. The Oahu portion of the IGP RFP seeks 750 GWh per year of energy and 350 MW of grid forming resources by November 1, 2030, and 81 MW of renewable firm capacity by December 2033. The Hawaii Island portion of the IGP RFP seeks 435 GWh per year of energy and 115 MW of grid forming resources by November 1, 2030, and 30 MW of renewable firm capacity by December 2032. On January 9, 2025, the PUC issued a decision and order (D&O) converting the docket into a contested case proceeding and opened a period for interested parties to move to intervene or participate. An updated draft IGP RFP with supporting documentation was filed on April 3, 2025. The Utilities’ Reply Statement of Position and an updated draft IGP RFP with supporting documentation was filed on May 2, 2025. Multiple supplemental filings were made in June 2025. On July 7, 2025, the PUC issued a D&O extending the procedural schedule to August 18, 2025, to allow parties to the docket to ask information requests and submit Statements of Position. On August 14, 2025, the PUC issued a D&O extending the deadline for the Utilities to file a Reply Supplemental Statement of Position from August 18, 2025 to August 25, 2025. On August 18, 2025, the Utilities filed a request with the PUC for approval to not offer utility-owned sites to other potential bidders. On August 25, 2025, the Utilities filed its Reply Supplemental Statement of Position, completing the steps in the procedural schedule. On September 2, 2025, the PUC issued a D&O modifying the procedural schedule to September 9, 2025 to receive responses by any of the parties to the Utilities’ request filed on August 18, 2025. On September 9, 2025, the Consumer Advocate filed a response indicating it did not object to the Utilities’ request and a party to the docket filed a response requesting that the PUC consider the broader market impacts that limiting available sites would have on the available interconnection capacity and market competitiveness. On December 12, 2025, the Utilities filed its response to an additional PUC information request.
Legislation and regulation.  Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in “Item 1. Business” and Note 4 of the Consolidated Financial Statements.
Federal grant. The Utilities continue to pursue government grants or assistance to help the Utilities create a safe, modern, resilient, flexible and dynamic electric grid in Hawaii. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that their Climate Adaption Transmission and Distribution Resilience Program (Resilience Program) application for $95 million in federal funds was officially awarded. See “Utility projects” in Note 4 of the Consolidated Financial Statements for additional discussions. There is no assurance that the federal government will reimburse in a timely manner or may dispute reimbursement.

In 2025, President Trump has issued multiple executive orders that impact federal funding. The Utilities continue to monitor for any new executive orders and any changes that are passed down through the federal contracting officer for the Resilience Program.
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
On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, PAR Hawaii announced that it was suspending all purchases of Russian crude oil, which accounts for at least 25% of Hawaii’s supply. The Utilities are taking additional measures to ensure adequate supply of fuel by entering into a backup fuel supply contract with Vitol Inc. (Vitol) commencing on December 1, 2022 through June 30, 2023, with annual extensions if mutually agreed by both parties. The fuel supply contract was extended to June 30, 2026. The PUC issued the final D&O approving the Vitol backup fuels supply contract on December 1, 2022, and the costs incurred under the contract with Vitol are recovered in the Utilities’ respective ECRCs.
Liquidity and capital resources. As discussed in Note 2 of the Consolidated Financial Statements, HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on the Utilities’ Consolidated Balance Sheets. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock in a registered offering, raising net proceeds of approximately $557.7 million. In addition, HEI transferred the amount of the first payment, $479 million, into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. HEI expects to make this initial payment no sooner than early 2026. In addition, HEI filed a shelf registration statement with the SEC for an at-the-market offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program.
Management believes that HEI’s current cash and cash equivalents balances of $501.8 million as of December 31, 2025, which includes $486.2 million at Utilities, the available capacity on Hawaiian Electric’s ABL Facility (see Note 6 of the Consolidated Financial Statements), and the additional liquidity from HEI’s at-the-market offering program provide sufficient liquidity to fund operations and satisfy their other obligations for the next 12 months following the issuances of their financial statements.
HEI’s and the Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect HEI’s and the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation.
Hawaiian Electric’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of their business remain strong, the Utilities took prudent and measured actions to strengthen their financial position while continuing to provide reliable service to their customers and reinforcing their commitment to serving the community for the long term. In August 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. The Utilities have repaid the entire draw down from August 2023 as of December 31, 2025. On September 5, 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated credit agreement with a syndicate of eight financial institutions, increasing each of their committed capacities to $300 million (see Note 6 of the Consolidated Financial Statements). Longer term, the Utilities entered into an asset-based credit facility that allows borrowing up to $250 million (see Note 6 of the Consolidated Financial Statements) and are also evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing unsecured debt, and conducting asset sales, among others.

The following table provides the components of available liquidity under existing facilities.

	As of December 31, 2025
(in millions)	Capacity	Outstanding	Undrawn
Unsecured revolving line of credit	$300	$—	$300
ABL Facility	240	—	240
Borrowing from HEI - standing commitment letter	75	—	75
Total credit	$615	$—	615

Cash and cash equivalents			486
Total available liquidity from cash and under existing facilities			$1,101
As of December 31, 2025, Hawaiian Electric had no commercial paper outstanding. Hawaii Electric Light and Maui Electric had no short-term borrowings from Hawaiian Electric but had long-term intercompany loans from Hawaiian Electric in the amount of $25 million and $90 million, respectively, as of December 31, 2025.
See Notes 6 and 7 of the Consolidated Financial Statements for a brief description of Hawaiian Electric’s loans.
Hawaiian Electric’s consolidated capital structure was as follows:

December 31	2025		2024
(dollars in millions)
Short-term borrowings, net	$—	—%	$49	1%
Long-term debt, net	2,183	58	1,901	61
Preferred stock	—	—	34	1
Common stock equity	1,583	42	1,157	37
	$3,766	100%	$3,141	100%
As of December 31, 2025, the Utilities are in compliance with all applicable financial covenants and expect to continue to be in compliance with all the financial covenants in the next 12 months. However, the Utilities cannot predict the future effects on the Utilities’ ability to access additional capital or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
The Utilities’ liquidity has improved, but continues to be impacted from the downgrades of their credit ratings, which result in higher credit spreads compared to investment grade credit spreads. Progress made in finalizing the litigation settlement and legislation that was passed allowing securitization of rates improved access to capital markets. On September 18, 2025, Hawaiian Electric issued $500 million in unsecured senior notes with an interest rate of 6.00% (2025 Notes). A portion of the proceeds was used to repay the outstanding balance of the Utilities’ revolving and term loan facilities and the remaining proceeds are intended to be used to 1) finance capital expenditures, 2) repay long-term debt and short-term debt used to finance or refinance capital expenditures, and 3) reimburse funds used for the payment of capital expenditures.
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
Prior to the Maui windstorm and wildfires, Hawaiian Electric utilized short-term debt, typically commercial paper, to support normal operations, to refinance short-term debt and for other temporary requirements. Hawaiian Electric may also borrow short-term from HEI for itself and on behalf of Hawaii Electric Light and Maui Electric, and Hawaiian Electric may borrow from or loan to Hawaii Electric Light and Maui Electric on a short-term basis. The intercompany borrowings among the Utilities, but not the borrowings from HEI, are eliminated in the consolidation of Hawaiian Electric’s financial statements. The Utilities also historically utilized long-term debt, borrowings of the proceeds of special purpose revenue bonds issued by the State of Hawaii Department of Budget and Finance and the issuance of privately placed unsecured senior notes bearing taxable interest, to finance the Utilities’ capital improvement projects, or to repay short-term borrowings used to finance such projects. The downgrades of Hawaiian Electric’s credit ratings will continue to adversely impact the Utilities’ ability to access lower cost sources of capital.

Credit ratings. On May 28, 2025, June 4, 2025 and June 27, 2025, Moody’s, Fitch and S&P, respectively, upgraded the credit ratings of Hawaiian Electric. As of February 17, 2026, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

	Fitch		Moody’s		S&P
	From[1]	To	From[1]	To	From[1]	To
Long-term issuer default, long-term and issuer credit, respectively	B	BB-	Ba3	Ba2	B-	B+
Short-term issuer default, commercial paper and commercial paper, respectively	B	B	NP	NP	B	B
Senior unsecured debt/special purpose revenue bonds	B+	BB	Ba3	Ba2	*	*
Cumulative preferred stock (selected series)	*	*	B3	WR2	*	*
Outlook	Stable	Positive	Stable	Positive	Negative	Watch Positive
1     As of December 31, 2024. In March 2025, S&P revised Hawaiian Electric’s outlook to “Positive” from “Negative” and affirmed the “B-” issuer credit rating
2    Rating withdrawn due to preferred stock redemption in the fourth quarter of 2025.
*    Not rated.
NP - Not Prime
WR - Withdrawn rating
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
See “Credit and Capital Market Risk” in Item 1A. Risk Factors. The downgrades of Hawaiian Electric’s credit ratings will continue to adversely impact the Utilities’ ability to access lower cost sources of capital. In addition, the downgrades of Hawaiian Electric’s credit ratings triggered certain cash or payment requirements with the Utilities’ vendors. However, the Utilities believe additional vendor collateral or payment requirements will not have a material impact on the Utilities’ liquidity.
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one additional year, subject to the consent of the lenders. Hawaiian Electric received the first and second approvals from the PUC for the ABL Credit Facility Agreement that allows short-term and long-term borrowings of up to $250 million on June 27, 2024 and October 11, 2024, respectively, subject to the availability of a sufficient borrowing base of eligible receivables. The ABL Facility became effective on July 24, 2024. As of December 31, 2025, total available capacity under the ABL Facility was $240 million and remains undrawn.
Credit agreement. On August 23, 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were invested in highly liquid short-term investments and will be used for general corporate purposes. The Utilities have repaid the entire draw down from August 2023 as of December 31, 2025, by making payments of $34 million in 2024 and $45 million, $78 million, and $43 million in the first, second, and third quarters of 2025, respectively. On September 24, 2025, Hawaiian Electric requested PUC approval of its fourth amended and restated revolving unsecured syndicated credit facility agreement, including approving extending its term to September 5, 2030 from September 4, 2026. See Note 6 of the Consolidated Financial Statements for additional information.
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

On November 3, 2025, Hawaiian Electric made long-term intercompany loans to Hawaii Electric Light and Maui Electric in the amount of $25 million and $90 million, respectively. The interest rate and term of the loans are the same as Hawaiian Electric’s 2025 Notes. The long-term intercompany loans are eliminated in the total consolidated Hawaiian Electric amounts. See summary table below for remaining authorized amounts as of December 31, 2025 for each respective utility.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2025 through 2027	$900	$115	$150
Less: taxable debt executed on September 18, 2025/ long-term intercompany loans	500	25	90
Remaining authorized amounts	$400	$90	$60
As of December 31, 2025, the Utilities have $2.2 billion of long-term debt, of which $125 million is due or expected to be repaid within 12 months.
Equity. On October 28, 2025, the Utilities received PUC approval to issue and sell each utility’s common stock over a three-year period from January 1, 2025 through December 31, 2027 (Hawaiian Electric sale/s to HEI of up to $210 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $70 million, and Maui Electric sale/s to Hawaiian Electric of up to $145 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric. As of December 31, 2025, no common stock has been issued under this authorization.
Cash flows. The following table reflects the changes in cash flows for the year ended December 31, 2025 compared to the year ended December 31, 2024:

	Years ended December 31
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$437,086	$465,733	$(28,647)
Net cash used in investing activities	(333,431)	(317,631)	(15,800)
Net cash provided by (used in) financing activities	198,417	(72,031)	270,448

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
Net cash provided by financing activities: The increase in net cash provided by financing activities was largely driven by higher proceeds from the issuance of long-term debt, primarily offset by the repayment of long- and short-term debt and the redemption of preferred stock.
For a discussion of 2023 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2024 Form 10-K.
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
The Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact their ability to access lower cost sources of capital. Through the sale of common stock in September 2024, HEI has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims expected to be made no sooner than early 2026. HEI is currently working with its financial advisors on a financing plan to raise the additional capital required to fund the remaining wildfire tort claims. While management believes that HEI will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ financing plan, cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
Selected short-term and long-term contractual obligations and commitments.  See “Selected short-term and long-term contractual obligations and commitments” in HEI’s MD&A for more information on the Utilities’ contractual obligations and commitments.
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
Competitive bidding.  On June 30, 2022, the PUC issued a decision that included a final Integrated Grid Planning Framework for Competitive Bidding that succeeded the original Framework for Competitive Bidding adopted on December 8, 2006. The final Integrated Grid Planning Framework for Competitive Bidding states, among other things, that: (1) a utility is required to use competitive bidding to acquire system resources unless the PUC finds bidding to be unsuitable; (2) the framework does not apply in certain situations identified in the framework; (3) waivers from competitive bidding for certain circumstances will be considered; (4) as ordered by the PUC, the PUC or the electric utility shall identify qualified candidates for an independent observer and select an independent observer from the final list of identified qualified candidates; (5) the utility may consider its own self-bid proposals in response to system resource needs identified in its RFP; and (6) for any resource to which competitive bidding does not apply (due to waiver or exemption), the utility retains its traditional obligation to offer to purchase capacity and energy from a Qualifying Facility (QF) at avoided cost upon reasonable terms and conditions approved by the PUC. In 2024, the PUC proposed certain revisions to the Integrated Grid Planning Framework for Competitive Bidding, and Hawaiian Electric provided comments and proposed additional modifications. On February 25, 2025, the PUC issued an order adopting the modifications.
Technological developments.  New emerging and breakthrough technological developments may impact the Utilities’ future competitive position, results of operations, financial condition and liquidity. The Utilities continue to seek prudent opportunities to develop, test, pilot, and implement technologies that align with their technical and business plans and support WSS, clean energy and decarbonized goals, while ensuring reliability and resilience as the Utilities adapt to evolving climate dynamics. Technologies that the Utilities are evaluating include the commercial development of enhanced fault detection and advanced protection schemes that would monitor, detect, and isolate falling overhead distribution and transmission lines to reduce wildfire risks and improve public/employee safety. Other technologies include long-duration energy storage, grid-forming and black starting inverters in low inertia power systems, microgrids, distributed generation, grid modernization, and electrification of transportation. The Utilities also plan to start to use artificial intelligence and machine learning to test predictive analytics and control through edge computing to help assess the state of health of utility assets and prevent premature failure, and the diversification of generation from renewable sources.
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
Regulatory liabilities represent amounts collected from customers for costs that are expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. Regulatory assets represent incurred costs that have been deferred because their recovery in future customer rates is probable. As of December 31, 2025, the consolidated regulatory liabilities and regulatory assets of the Utilities amounted to $1,444 million and $308 million, respectively, compared to $1,244 million and $281 million as of December 31, 2024, respectively. Regulatory liabilities and regulatory assets are itemized in Note 4 of the Consolidated Financial Statements. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment. The Utilities record regulatory assets and liabilities when they are deemed probable of recovery from or refund to customers. Determining probability requires significant judgment by management and includes considerations of regulatory orders, proposed regulatory treatment, strength of the applications and other available evidence.
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
    Changes in estimated costs, timing of decommissioning or other assumptions used in the calculation could cause material revision on the recorded liabilities. As of December 31, 2025 and December 31, 2024, the Utilities’ AROs totaled $13.0 million and $12.5 million, respectively.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries is applicable):
The Company manages various market risks in the ordinary course of business, including credit risk and liquidity risk. The Company believes the electric utility and the “All Other” segment’s exposures to these two risks were not material as of December 31, 2025.
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

Interest rate risk
The Company’s general policy is to manage interest rate risk through use of a combination of short-term debt, long-term debt and preferred securities. As of December 31, 2025, the Company was exposed to interest rate risk because of its restricted access to lower cost capital, including the impact of interest rates on the revolving credit facility draws, the impact of interest rates on the discount rate and the market value of plan assets used to determine retirement benefits expenses and obligations (see “Pension and other postretirement benefits obligations” in HEI’s MD&A and “Retirement benefits” in Notes 1 and 11 of the Consolidated Financial Statements) and the possible effect of interest rates on the Utilities’ allowed rates of return. Other than these exposures, management believes its exposure to interest rate risk is not material. However, continued restricted access to lower cost capital for an extended period of time may adversely impact the Company’s financial condition, liquidity, cash flows and results of operations. The Company’s long-term debt, in the form of borrowings of proceeds of revenue bonds and privately-placed senior notes, is carried at fixed rates (see Note 17 of the Consolidated Financial Statements for the fair value of long-term debt, net).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Hawaiian Electric Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the applicability of the specialized rules and to evaluate the likelihood of (1) recovery in future rates of certain incurred costs and (2) the refund to customers of certain amounts. Performing audit procedures related to these judgments required significant auditor judgment and specialized knowledge.
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
We identified the evaluation of the loss contingencies related to the tort-related legal claims, and related disclosures, as a critical audit matter because auditing management’s judgments in determining the appropriate accounting and disclosures for the tort-related legal claims required significant auditor judgement.
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
•We inquired of the Company’s management and internal and external legal counsel to understand the nature and status of the tort-related legal claims and the status of the settlement agreements described in Note 2 of the Consolidated Financial Statements.
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
•We evaluated any events subsequent to December 31, 2025, that might impact our evaluation of the tort-related claims loss contingency.
•We obtained written representations from executives of the Company.
•We read the Company’s related disclosures and evaluated them for consistency with the evidence obtained from our audit procedures.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 27, 2026
We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholder and the Board of Directors of Hawaiian Electric Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets and statements of capitalization of Hawaiian Electric Company, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the applicability of the specialized rules and to evaluate the likelihood of (1) recovery in future rates of certain incurred costs and (2) the refund to customers of certain amounts. Performing audit procedures related to these judgments required significant auditor judgment and specialized knowledge.
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
•We inquired of the Company’s management and internal and external legal counsel to understand the nature and status of the tort-related legal claims and the status of the settlement agreements described in Note 2 of the Consolidated Financial Statements.
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

•We evaluated any events subsequent to December 31, 2025, that might impact our evaluation of the tort-related claims loss contingency.
•We obtained written representations from executives of the Company.
•We read the Company’s related disclosures and evaluated them for consistency with the evidence obtained from our audit procedures.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 27, 2026
We have served as the Company’s auditor since 2017.

Consolidated Statements of Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2025	2024	2023
(in thousands, except per share amounts)
Revenues
Electric utility	$3,071,182	$3,206,700	$3,269,521
Other	15,714	13,150	17,982
Total revenues	3,086,896	3,219,850	3,287,503
Expenses
Electric utility (includes $1,875 million of provision, net, for Wildfire tort-related claims recorded in 2024) (Note 2)	2,791,396	4,818,558	2,967,363
Other (includes $35 million of impairment recorded in 2024)	60,178	108,052	45,148
Total expenses	2,851,574	4,926,610	3,012,511
Operating income (loss)
Electric utility	279,786	(1,611,858)	302,158
Other	(44,464)	(94,902)	(27,166)
Total operating income (loss)	235,322	(1,706,760)	274,992
Retirement defined benefits credit—other than service costs	3,482	3,754	4,014
Interest expense, net	(117,334)	(127,207)	(125,532)
Allowance for borrowed funds used during construction	5,893	5,470	5,201
Allowance for equity funds used during construction	15,013	13,786	15,164
Interest income	36,929	19,362	9,105
Loss on sales of subsidiaries and equity-method investments and impairment loss on assets sold and held for sale	(12,376)	—	(644)
Income (loss) from continuing operations before income taxes	166,929	(1,791,595)	182,300
Income tax expense (benefit)	40,648	(470,962)	34,534
Income (loss) from continuing operations	126,281	(1,320,633)	147,766
Dividends on and loss on redemption of preferred stock of subsidiaries	3,161	1,890	1,890
Income (loss) from continuing operations for common stock	123,120	(1,322,523)	145,876
Income (loss) from discontinued operations	—	(103,486)	53,362
Net income (loss) for common stock	$123,120	$(1,426,009)	$199,238
Continuing operations - Basic earnings (loss) per common share	$0.71	$(10.42)	$1.33
Discontinued operations - Basic earnings (loss) per common share	—	(0.81)	0.49
Basic earnings (loss) per common share	$0.71	$(11.23)	$1.82
Continuing operations - Diluted earnings (loss) per common share	$0.71	$(10.42)	$1.33
Discontinued operations - Diluted earnings (loss) per common share	—	(0.81)	0.48
Diluted earnings (loss) per common share	$0.71	$(11.23)	$1.81
Weighted-average number of common shares outstanding	172,553	126,927	109,739
Net effect of potentially dilutive shares (share-based compensation programs)	464	—	299
Weighted-average shares assuming dilution	173,017	126,927	110,038
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2025	2024	2023
(in thousands)
Net income (loss) for common stock	$123,120	$(1,426,009)	$199,238
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for sale investment securities:
Net unrealized gains (losses) on available-for sale investment securities arising during the period, net of taxes of nil, $(4,110) and $7,536 for 2025, 2024 and 2023, respectively	—	(11,227)	20,589
Reclassification adjustment for net realized losses included in net income, net of taxes of nil, nil and $4,011 for 2025, 2024 and 2023, respectively	—	—	10,954
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of nil, $4,764 and $5,271 for 2025, 2024 and 2023, respectively	—	13,012	14,398
Derivatives qualified as cash flow hedges:
Unrealized interest rate hedging gains (losses), net of taxes of $(169), $237 and $(58) for 2025, 2024 and 2023, respectively	(489)	683	(167)
Reclassification adjustment to net income, net of taxes of $(358), $(70) and $(65) for 2025, 2024 and 2023, respectively	(1,031)	(201)	(186)
Retirement benefit plans:
Net gains arising during the period, net of taxes of $27,010, $23,015 and $3,778 for 2025, 2024 and 2023, respectively	77,873	66,355	10,854
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes of $(713), $(597) and $(535) for 2025, 2024 and 2023, respectively	(2,057)	(1,730)	(1,560)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(25,811), $(22,096) and $(2,846) for 2025, 2024 and 2023, respectively	(74,419)	(63,708)	(8,204)
Other comprehensive income (loss), net of taxes	(123)	3,184	46,678
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$122,997	$(1,422,825)	$245,916
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2025		2024
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents		$501,778		$750,535
Restricted cash		478,968		492,317
Accounts receivable and unbilled revenues, net		491,526		457,171
Regulatory assets		50,039		53,895
Other		305,999		380,408
Assets held for sale		56,266		—
Total current assets		1,884,576		2,134,326
Noncurrent assets:
Property, plant and equipment, net
Land	$54,596		$63,537
Plant and equipment	8,730,645		8,634,124
Right-of-use assets - finance lease	539,485		448,527
Construction in progress	382,147		366,412
	9,706,873		9,512,600
Less – accumulated depreciation	(3,518,501)	6,188,372	(3,378,282)	6,134,318
Operating lease right-of-use assets		56,604		66,553
Regulatory assets		258,076		227,424
Defined benefit pension and other postretirement benefit plans asset		219,211		107,335
Other		316,040		261,460
Total noncurrent assets		7,038,303		6,797,090
Total assets		$8,922,879		$8,931,416
(Continued)

Consolidated Balance Sheets (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2025		2024
(in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$219,062		$203,452
Interest and dividends payable		31,458		27,203
Short-term borrowings		—		48,623
Current portion of long-term debt, net		124,959		109,171
Regulatory liabilities		51,997		26,568
Wildfire related claims		530,000		478,750
Other		410,458		430,824
Liabilities held for sale		59,803		—
Total current liabilities		1,427,737		1,324,591
Noncurrent liabilities:
Long-term debt, net		2,285,016		2,690,387
Operating lease liabilities		43,278		56,523
Finance lease liabilities		505,590		426,598
Regulatory liabilities		1,392,147		1,217,515
Defined benefit plans liability		23,656		23,213
Wildfire tort-related claims		1,436,250		1,436,250
Other		203,286		242,957
Total noncurrent liabilities		5,889,223		6,093,443
Total liabilities		7,316,960		7,418,034
Preferred stock of subsidiaries - not subject to mandatory redemption		—		34,293
Commitments and contingencies (Notes 2 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding: 172,620,476 shares and 172,465,608 shares at December 31, 2025 and 2024, respectively		2,268,187		2,264,544
Retained earnings (deficit)		(665,606)		(788,916)
Accumulated other comprehensive income, net of taxes
Unrealized gains on derivatives	$600		$2,120
Retirement benefit plans	2,738	3,338	1,341	3,461
Total shareholders’ equity		1,605,919		1,479,089
Total liabilities and shareholders’ equity		$8,922,879		$8,931,416
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)
(in thousands, except per share amounts)	Shares	Amount			Total
Balance, December 31, 2022	109,471	$1,692,697	$845,830	$(336,028)	$2,202,499
Net income for common stock	—	—	199,238	—	199,238
Other comprehensive income, net of taxes	—	—	—	46,678	46,678
Issuance of common stock:
Dividend reinvestment and stock purchase plan	537	6,612	—	—	6,612
Share-based plans	144	6,371	—	—	6,371
Share-based expenses and other, net	—	1,791	—	—	1,791
Common stock dividends ($1.08 per share)	—	—	(118,348)	—	(118,348)
Balance, December 31, 2023	110,152	1,707,471	926,720	(289,350)	2,344,841
Net loss for common stock	—	—	(1,426,009)	—	(1,426,009)
Other comprehensive income, net of taxes	—	—	—	3,184	3,184
Issuance of common stock:
Common stock offering	62,162	575,000	—	—	575,000
Share-based plans	152	8,018	—	—	8,018
Common stock offering expenses	—	(18,621)	—	—	(18,621)
Share-based expenses and other, net	—	(7,324)	—	—	(7,324)
Discontinued operations	—	—	(289,627)	289,627	—
Balance, December 31, 2024	172,466	2,264,544	(788,916)	3,461	1,479,089
Net income for common stock	—	—	123,120	—	123,120
Other comprehensive loss, net of tax benefits	—	—	—	(123)	(123)
Issuance of common stock:
Share-based plans	154	3,896	—	—	3,896
Share-based expenses and other, net	—	(648)	—	—	(648)
Stock expense adjustment and other	—	395	190	—	585
Balance, December 31, 2025	172,620	$2,268,187	$(665,606)	$3,338	$1,605,919
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2025	2024	2023
(in thousands)
Cash flows from operating activities
Net income (loss)	$126,281	$(1,424,119)	$201,128
Adjustments to reconcile net income (loss) to net cash provided by operating activities-continuing operations
Loss (income) from discontinued operations	—	103,486	(53,362)
Depreciation of property, plant and equipment	260,024	261,701	254,990
Other amortization	38,895	31,832	27,316
Loss on sale of subsidiaries and equity-method investment and impairment loss on assets sold and held for sale	12,376	39,642	644
Deferred income tax expense (benefit)	(10,630)	(486,188)	9,352
Share-based compensation expense	3,426	3,591	6,776
Allowance for equity funds used during construction	(15,013)	(13,786)	(15,164)
Other	(6,359)	(13,790)	(2,989)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(51,351)	96,700	(71,643)
Decrease (increase) in fuel oil stock	(15,579)	49,361	43,388
Increase in materials and supplies	(14,458)	(4,177)	(34,887)
Increase in regulatory assets	(30,462)	(22,743)	(10,613)
Increase in regulatory liabilities	96,043	48,433	54,470
Increase in accounts, interest and dividends payable	7,032	6,862	34,290
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(4,563)	(25,525)	(9,858)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(8,788)	(9,358)	(8,215)
Increase in wildfire related claims	47,750	1,840,000	75,000
Change in other assets and liabilities, net	(43,551)	(53,812)	(57,255)
Net cash provided by operating activities-continuing operations	391,073	428,110	443,368
Net cash provided by operating activities-discontinued operations	—	59,371	108,103
Net cash provided by operating activities	391,073	487,481	551,471
Cash flows from investing activities
Capital expenditures	(341,202)	(344,251)	(442,727)
Proceeds from sale of subsidiaries	13,781	—	—
Other, net	5,246	10,330	6,558
Net cash used in investing activities-continuing operations	(322,175)	(333,921)	(436,169)
Net cash provided by investing activities-discontinued operations	—	592,239	178,770
Net cash provided by (used in) investing activities	$(322,175)	$258,318	$(257,399)
(continued)

Consolidated Statements of Cash Flows (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2025	2024	2023
Cash flows from financing activities
Net decrease in short-term borrowings with original maturities of three months or less	$—	$—	$(137,650)
Proceeds from issuance of short-term debt	—	50,000	65,000
Repayment of short-term debt	(50,000)	—	(100,000)
Proceeds from issuance of long-term debt	510,000	5,475	625,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(733,564)	(97,698)	(167,080)
Withheld shares for employee taxes on vested share-based compensation	(178)	(1,074)	(2,371)
Net proceeds from issuance of common stock	—	556,612	1,223
Common stock dividends	—	—	(73,957)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Redemption of preferred stock of subsidiaries	(35,368)	—	—
Other	(20,004)	(13,867)	(5,133)
Net cash provided by (used in) financing activities-continuing operations	(331,004)	497,558	203,142
Net cash used in financing activities-discontinued operations	—	(342,853)	(7,567)
Net cash provided by (used in) financing activities	(331,004)	154,705	195,575
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash from discontinued operations	(262,106)	900,504	489,647
Cash, cash equivalents and restricted cash from continuing operations, January 1	1,242,852	259,119	48,778
Cash, cash equivalents and restricted cash from discontinued operations, January 1	—	435,455	156,149
Cash, cash equivalents and restricted cash, including cash from discontinued operations, December 31	980,746	1,595,078	694,574
Less: Cash from discontinued operations	—	(352,226)	(435,455)
Cash, cash equivalents and restricted cash from continuing operations, December 31	980,746	1,242,852	259,119
Less: Restricted cash	(478,968)	(492,317)	(15,028)
Cash and cash equivalents from continuing operations, December 31	$501,778	$750,535	$244,091
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2025	2024	2023
(in thousands)
Revenues	$3,071,182	$3,206,700	$3,269,521
Expenses
Fuel oil	947,445	1,078,045	1,211,420
Purchased power	677,654	703,371	671,769
Other operation and maintenance	620,442	609,672	533,557
Wildfire tort-related claims (Note 2)	—	1,875,000	—
Depreciation	256,039	251,142	243,705
Taxes, other than income taxes	289,816	301,328	306,912
Total expenses	2,791,396	4,818,558	2,967,363
Operating income (loss)	279,786	(1,611,858)	302,158
Allowance for equity funds used during construction	15,013	13,786	15,164
Retirement defined benefits credit—other than service costs	4,135	4,137	4,303
Interest expense and other charges, net	(93,702)	(82,082)	(86,140)
Allowance for borrowed funds used during construction	5,893	5,470	5,201
Interest income	9,463	6,633	6,454
Income (loss) before income taxes	220,588	(1,663,914)	247,140
Income tax expense (benefit)	49,033	(439,547)	51,193
Net income (loss)	171,555	(1,224,367)	195,947
Dividends on and loss on redemption of preferred stock of subsidiaries	915	915	915
Net income (loss) attributable to Hawaiian Electric	170,640	(1,225,282)	195,032
Dividends on and loss on redemption of preferred stock of Hawaiian Electric	2,425	1,080	1,080
Net income (loss) for common stock	$168,215	$(1,226,362)	$193,952
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2025	2024	2023
(in thousands)
Net income (loss) for common stock	$168,215	$(1,226,362)	$193,952
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes of $26,518, $22,780 and $3,529 for 2025, 2024 and 2023, respectively	76,455	65,680	10,175
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes of $(757), $(706) and $(688) for 2025, 2024 and 2023, respectively	(2,182)	(2,035)	(1,983)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(25,811), $(22,096), and $(2,846) for 2025, 2024 and 2023, respectively	(74,419)	(63,708)	(8,204)
Other comprehensive loss, net of taxes	(146)	(63)	(12)
Comprehensive income (loss) attributable to Hawaiian Electric Company, Inc.	$168,069	$(1,226,425)	$193,940
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2025	2024
(in thousands)
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,107	$52,019
Plant and equipment	8,719,617	8,421,501
Right-of-use assets - finance lease	539,485	447,101
Less accumulated depreciation	(3,508,592)	(3,326,624)
Construction in progress	382,147	365,709
Utility property, plant and equipment, net	6,184,764	5,959,706
Nonutility property, plant and equipment, less accumulated depreciation of $1 and $1 as of December 31, 2025 and 2024, respectively	2,705	2,792
Total property, plant and equipment, net	6,187,469	5,962,498
Current assets
Cash and cash equivalents	486,220	184,148
Customer accounts receivable, net	172,894	199,898
Accrued unbilled revenues, net	192,033	178,721
Other accounts receivable, net	76,346	69,637
Fuel oil stock, at average cost	113,582	98,903
Materials and supplies, at average cost	132,803	118,466
Prepayments and other	57,980	151,220
Regulatory assets	50,039	53,895
Total current assets	1,281,897	1,054,888
Other long-term assets
Operating lease right-of-use-assets	55,863	59,281
Regulatory assets	258,076	227,424
Defined benefit pension and other postretirement benefit plans asset	219,477	108,819
Investment in unconsolidated affiliate	287,250	—
Other	240,488	200,694
Total other long-term assets	1,061,154	596,218
Total assets	$8,530,520	$7,613,604
(Continued)

Consolidated Balance Sheets (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2025	2024
(in thousands)
Capitalization and liabilities
Capitalization (see Consolidated Statements of Capitalization)
Common stock equity	$1,583,399	$1,156,955
Cumulative preferred stock – not subject to mandatory redemption	—	34,293
Commitments and contingencies (Notes 2 and 4)
Long-term debt, net	2,057,874	1,854,214
Total capitalization	3,641,273	3,045,462
Current liabilities
Current portion of operating lease liabilities	17,565	15,202
Current portion of long-term debt, net	124,959	47,000
Short-term borrowings from non-affiliate	—	48,623
Accounts payable	217,203	196,980
Interest and preferred dividends payable	28,024	21,536
Taxes accrued, including revenue taxes	263,179	272,001
Regulatory liabilities	51,997	26,568
Wildfire tort-related claims	482,250	478,750
Other	119,278	121,011
Total current liabilities	1,304,455	1,227,671
Deferred credits and other liabilities
Operating lease liabilities	42,753	49,135
Finance lease liabilities	505,590	425,625
Regulatory liabilities	1,392,147	1,217,515
Unamortized tax credits	67,918	76,676
Defined benefit plans liability	6,909	6,428
Wildfire tort-related claims	1,436,250	1,436,250
Other	133,225	128,842
Total deferred credits and other liabilities	3,584,792	3,340,471
Total capitalization and liabilities	$8,530,520	$7,613,604
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2025	2024
(dollars in thousands, except par value)
Common stock equity
Common stock of $6 2/3 par value
Authorized: 50,000,000 shares. Outstanding: 17,854,278 shares
at December 31, 2025 and 2024	$119,048	$119,048
Premium on capital stock	811,350	810,955
Retained earnings	362,301	223,896
Additional paid-in capital	288,060	270
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,640	2,786
Common stock equity	$1,583,399	$1,156,955

Cumulative preferred stock not subject to mandatory redemption
Authorized: 5,000,000 shares of $20 par value and 7,000,000 shares of $100 par value.
Series	Par Value		Shares outstanding December 31, 2025	Shares outstanding December 31, 2024	2025	2024
(dollars in thousands, except par value and shares outstanding)
C-4.25%	$20	(Hawaiian Electric)	—	150,000	$—	$3,000
D-5.00%	20	(Hawaiian Electric)	—	50,000	—	1,000
E-5.00%	20	(Hawaiian Electric)	—	150,000	—	3,000
H-5.25%	20	(Hawaiian Electric)	—	250,000	—	5,000
I-5.00%	20	(Hawaiian Electric)	—	89,657	—	1,793
J-4.75%	20	(Hawaiian Electric)	—	250,000	—	5,000
K-4.65%	20	(Hawaiian Electric)	—	175,000	—	3,500
G-7.625%	100	(Hawaii Electric Light)	—	70,000	—	7,000
H-7.625%	100	(Maui Electric)	—	50,000	—	5,000
			—	1,234,657	—	34,293
(continued)

Consolidated Statements of Capitalization (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2025	2024
(in thousands)
Long-term debt
Obligations to the State of Hawaii for the repayment of Special Purpose Revenue Bonds (subsidiary obligations unconditionally guaranteed by Hawaiian Electric):
3.50%, Series 2019, due 2049	$80,000	$80,000
3.20%, Refunding series 2019, due 2039	150,000	150,000
3.10%, Refunding series 2017A, due 2026	125,000	125,000
4.00%, Refunding series 2017B, due 2037	140,000	140,000
3.25%, Refunding series 2015, paid in 2025	—	47,000
Total obligations to the State of Hawaii	$495,000	$542,000
Other long-term debt – unsecured:
Taxable senior notes:
6.00%, Series 2025, due 2033	500,000	—
6.11%, Series 2023A, due 2030	40,000	40,000
6.25%, Series 2023A and 2023B, due 2033	90,000	90,000
6.70%, Series 2023C, due 2053	20,000	20,000
3.70%, Series 2022A, due 2032	60,000	60,000
3.51%, Series 2020C and 2020E, due 2050	70,000	70,000
3.28%, Series 2020B and 2020D, due 2040	45,000	45,000
3.96%, Series 2020A, 2020B and 2020C, due 2050	50,000	50,000
3.31%, Series 2020A and 2020B, due 2030	110,000	110,000
4.21%, Series 2019A, due 2034	50,000	50,000
4.38%, Series 2018A, due 2028	67,500	67,500
4.53%, Series 2018B, due 2033	17,500	17,500
4.72%, Series 2018C, due 2048	15,000	15,000
4.31%, Series 2017A, due 2047	50,000	50,000
4.54%, Series 2016A, due 2046	40,000	40,000
5.23%, Series 2015A, due 2045	80,000	80,000
4.84%, Series 2013A, 2013B and 2013C, due 2027	100,000	100,000
5.65%, Series 2013B and 2013C, due 2043	70,000	70,000
4.72%, Series 2012D, due 2029	35,000	35,000
5.39%, Series 2012E, due 2042	150,000	150,000
4.53%, Series 2012F, due 2032	40,000	40,000
Total taxable senior notes	1,700,000	1,200,000
Revolving credit facility SOFR +2.25%, due 2026	—	166,000
Total other long-term debt – unsecured	1,700,000	1,366,000
Total long-term debt	2,195,000	1,908,000
Less unamortized debt issuance costs	12,167	6,786
Less current portion long-term debt, net of unamortized debt issuance costs	124,959	47,000
Long-term debt, net	2,057,874	1,854,214
Total capitalization	$3,641,273	$3,045,462
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital stock	Retained earnings	Additional paid-in capital	Accumulated other comprehensive income
(in thousands)	Shares	Amount					Total
Balance, December 31, 2022	17,854	$119,048	$810,955	$1,411,306	$—	$2,861	$2,344,170
Net income for common stock	—	—	—	193,952	—	—	193,952
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(12)	(12)
Common stock dividends	—	—	—	(129,000)	—	—	(129,000)
Balance, December 31, 2023	17,854	119,048	810,955	1,476,258	—	2,849	2,409,110
Net loss for common stock	—	—	—	(1,226,362)	—	—	(1,226,362)
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(63)	(63)
Common stock dividends	—	—	—	(26,000)	—	—	(26,000)
Additional paid-in capital	—	—	—	—	270	—	270
Balance, December 31, 2024	17,854	119,048	810,955	223,896	270	2,786	1,156,955
Net income for common stock	—	—	—	168,215	—	—	168,215
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(146)	(146)
Common stock dividends	—	—	—	(30,000)	—	—	(30,000)
Stock expense adjustment and other	—	—	395	190	—	—	585
Additional paid-in capital	—	—	—	—	287,790	—	287,790
Balance, December 31, 2025	17,854	$119,048	$811,350	$362,301	$288,060	$2,640	$1,583,399
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2025	2024	2023
(in thousands)
Cash flows from operating activities
Net income (loss)	$171,555	$(1,224,367)	$195,947
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property, plant and equipment	256,039	251,142	243,705
Other amortization	38,166	31,828	26,490
Deferred income tax expense (benefit)	(6,242)	(481,624)	1,439
State refundable credit	(12,386)	(11,914)	(11,325)
Bad debt expense	3,541	4,720	8,161
Allowance for equity funds used during construction	(15,013)	(13,786)	(15,164)
Other	2,652	(6,311)	460
Changes in assets and liabilities
Decrease (increase) in accounts receivable	9,481	88,376	(65,004)
Decrease (increase) in accrued unbilled revenues	(13,254)	7,561	(3,048)
Decrease (increase) in fuel oil stock	(14,679)	49,334	43,293
Increase in materials and supplies	(14,337)	(4,033)	(34,865)
Increase in regulatory assets	(30,462)	(22,743)	(10,613)
Increase in regulatory liabilities	96,043	48,433	54,470
Increase in accounts payable	8,719	9,644	20,454
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(5,894)	(26,542)	1,878
Change in defined benefit pension and other postretirement benefit plans asset/liability	(8,777)	(9,218)	(8,186)
Increase in wildfire tort-related claims	—	1,840,000	75,000
Change in other assets and liabilities	(28,066)	(64,767)	(48,725)
Net cash provided by operating activities	437,086	465,733	474,367
Cash flows from investing activities
Capital expenditures	(339,573)	(329,479)	(438,775)
Other	6,142	11,848	6,176
Net cash used in investing activities	(333,431)	(317,631)	(432,599)
Cash flows from financing activities
Common stock dividends	(30,000)	(26,000)	(129,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock/capital contribution from parent	540	270	—
Proceeds from issuance of long-term debt	500,000	—	350,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(166,000)	(81,000)	(100,000)
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	—	(87,967)
Proceeds from issuance of short-term debt	—	50,000	—
Repayment of short-term debt	(50,000)	—	—
Payments of obligations under finance leases	(9,905)	(4,119)	(3,128)
Redemption of preferred stock	(35,468)	—	—
Other	(8,755)	(9,187)	(843)
Net cash provided by (used in) financing activities	198,417	(72,031)	27,067
Net increase in cash, cash equivalents and restricted cash	302,072	76,071	68,835
Cash, cash equivalents and restricted cash, January 1	184,148	108,077	39,242
Cash, cash equivalents and restricted cash, December 31	486,220	184,148	108,077
Less: Restricted cash	—	—	(2,000)
Cash and cash equivalents, December 31	$486,220	$184,148	$106,077
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
Pacific Current is a wholly owned subsidiary of Hawaiian Electric Industries, Inc. created to invest in non-regulated energy and sustainable infrastructure in the State of Hawaii. Pacific Current’s last remaining subsidiary, Mahipapa, LLC (Mahipapa), operates a firm dispatchable closed-loop biomass-to-energy facility on Kauai. In March 10, 2025, Pacific Current’s Hamakua Energy, LLC (Hamakua Energy) was sold to an unaffiliated third party. In June 2025, all of Pacific Current’s membership interests in Mauo, LLC (Mauo), Kaʻieʻie Waho Company, LLC (Kaʻieʻie Waho), Upena, LLC, and Alenuihaha Developments, LLC were transferred to PC Opco. On August 1, 2025, PC Opco was sold to an unaffiliated third party. See Note 3.
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
Investment in ASB. As a result of the ASB sale transaction on December 31, 2024, the Company retained a 9.9% noncontrolling ownership interest in ASB amounting to $44.6 million as of December 31, 2025 and 2024, and is included in “Other noncurrent assets” on the Company’s Consolidated Balance Sheets. The Company has elected to subsequently measure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
its investment in ASB at cost minus impairment, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 321, Investments-Equity Securities. FASB ASC 321 allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment. On a quarterly basis, the Company is required to make a qualitative assessment of whether the investment is impaired. As of December 31, 2025, the Company’s investment in ASB remained unchanged as there were no events that occurred or facts that have been discovered which indicated the investment was impaired.
Cash and cash equivalents.  The Company considers cash on hand, deposits in banks, money market accounts, certificates of deposit, short-term commercial paper of non-affiliates and liquid investments (with original maturities of three months or less) to be cash and cash equivalents.
Restricted cash. The Company considers cash held by trustees, related to non-recourse loans at Pacific Current subsidiaries, and cash held by GLST1, related to the first liability installment payment pursuant to the settlement agreements to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires, to be restricted cash. At December 31, 2025 and 2024, total restricted cash of the Company was $479.0 million and $492.3 million, respectively, which primarily represents the $478.8 million held by GLST1. For the Utilities, there was no restricted cash at December 31, 2025 and 2024.
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
Depreciation.  Depreciation is computed primarily using the straight-line method over the estimated lives of the assets being depreciated. Electric utility plant additions in the current year are depreciated beginning January 1 of the following year in accordance with rate-making. Electric utility plant and Pacific Current generation assets have lives ranging from 16 to 51 years for production plant, from 10 to 79 years for transmission and distribution plant, and from 5 to 50 years for general plant. The Utilities’ composite annual depreciation rate, which includes a component for cost of removal, was 3.1% in 2025 and 3.2% in 2024 and 2023.
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
Earnings per share (HEI only).  Basic earnings per share (EPS) and Basic EPS from continuing operations are computed by dividing net income for common stock and income from continuing operations for common stock, respectively, by the weighted-average number of common shares outstanding for the period. Diluted EPS and diluted EPS from continuing operations are computed similarly, except that dilutive common shares for stock compensation is added to the denominator. Since there is a net loss, there can be no potentially dilutive shares during the year ended December 31, 2024. As of December 31, 2025 and 2023, the antidilutive effect of restricted stock units (RSUs) on 22,172 and 65,078, respectively, shares of common stock, was not included in the computation of diluted EPS.
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
Assets held for sale and discontinued operations. In June 2025, the Company determined the net assets of our remaining Pacific Current operating subsidiaries met the criteria for classification as held for sale. The Company sold Pacific Current’s solar and Battery Energy Storage System facilities in August 2025. The assets and liabilities of Pacific Current’s remaining biomass facility has been reclassified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Consolidated Balance Sheets as of December 31, 2025. The Company determined that the sale of these assets and the planned sale of the remaining asset did not represent a strategic shift having a major effect on the Company’s operations and financial results, and therefore did not meet the criteria for classification as discontinued operations. For further discussion, see “Sale of solar and Battery Energy Storage System (BESS) facilities” and “Assets held for sale-Mahipapa” in Note 3.
Recent accounting pronouncements.
Income taxes. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. These amendments apply on a prospective basis with a retrospective option. Early adoption is permitted. The Company has adopted this amendment on a prospective basis effective for the year ended December 31, 2025. The adoption did not have a material impact on its consolidated financial statements.
Climate-related disclosures. In March 2024, the SEC issued final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (climate disclosure rules). If implemented, the rules would require annual disclosure of material greenhouse gas emissions; governance, risk management and strategy related to material climate-related risks; financial statement impacts of severe weather events and other natural conditions; a roll forward of carbon offset and renewable energy credit balances if material to the Company’s plan to achieve climate-related targets or goals; and material impacts on estimates and assumptions in the financial statements. In April 2024, the SEC voluntarily stayed implementation of its climate disclosure rules pending completion of judicial review by the Court of Appeals for the Eighth Circuit. In March 2025, the SEC voted to end its defense of its new rules requiring disclosure of climate-related risks and greenhouse gas emissions. The Company is monitoring further SEC developments and final rulings with respect to the applicability of this final rule.
Income statement disclosures. In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The guidance requires more detailed information about specified categories of expenses included in certain captions presented on the face of the income statement. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Internal-use software disclosures. In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software. The guidance removes all references to project stages in software development and requires capitalization of internal-use software costs to begin when management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the intended function. ASU No. 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.
Accounting for government grants. In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants Received by Business Entities. The ASU adds guidance on the recognition, measurement and presentation of government grants received by business entities. ASU No. 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and for interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.

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
Accounts receivable.  Accounts receivable are recorded at the invoiced amount. The Utilities generally assess a late payment charge on balances unpaid from the previous month. The allowance for doubtful accounts is the Utilities’ best estimate of the amount of expected credit losses in the Utilities’ existing accounts receivable. At December 31, 2025 and 2024, the allowance for customer accounts receivable, accrued unbilled revenues and other accounts receivable was $6.8 million and $5.6 million, respectively.
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
The weighted-average AFUDC rate was 7.3% in 2025 and 2024 and 7.2% in 2023, and reflected quarterly compounding.
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
The Public Utilities Commission of the State of Hawaii (PUC) has issued orders authorizing deferred accounting treatment for certain incremental non-labor expenses related to the Maui windstorm and wildfires incurred from August 8, 2023 through December 31, 2025. The approval pertains only to deferred cost treatment for expenses that are not already part of base rates; any actual recovery of deferred costs will be the subject of a separate application(s). As of December 31, 2025, the Utilities have deferred $80.5 million of these incremental costs to a regulatory asset.
The Utilities are actively seeking recovery of damage to rebuild the covered electrical infrastructure from their insurers and have received insurance recoveries of $8.6 million and $1.0 million for 2025 and 2024, respectively; however, the timing and amount of any future insurance recoveries remain indeterminable at this time and as such, any additional insurance receivable has not been recorded. As of December 31, 2025, the Utilities have $489.6 million of property insurance coverage remaining, net of insurance recoveries to HEI’s discontinued subsidiary.
Tort-related legal claims. HEI and the Utilities have each been named in several thousand lawsuits related to the Maui windstorm and wildfires. Nearly all of these civil lawsuits, including one putative class action, are pending in the Maui Circuit Court. Two putative class actions and one individual action are pending in federal court. These state and federal lawsuits (collectively, tort-related legal claims) name as defendants HEI, the Utilities, and others, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies. Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to property destruction and loss of life. The plaintiffs seek to recover damages and other costs, including punitive damages for, among other things, personal injury, wrongful death, emotional distress, property damage, and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities. A separate lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 200 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Defendants have asserted cross-claims against one another for indemnification, contribution, and subrogation. Additional lawsuits may be filed against the Company and other defendants in the future.
The County of Maui Origin and Cause Report, released on October 2, 2024, attaching the investigative report by the Bureau of Alcohol, Tobacco, Firearms and Explosives, estimated the total economic damage resulting from the Maui windstorm and wildfires of approximately $6 billion. That estimate has not been validated by the Company, and it represents a gross number that does not take into account causation or liability and does not attempt to allocate responsibility among the various defendants. As such, the estimate is not intended to provide a reasonably possible loss in excess of the recorded amount under ASC Topic 450-20, “Loss Contingencies” attributable to the Company arising from the Maui windstorm and wildfires.
One ‘Ohana Initiative. The One ‘Ohana Initiative is a $175 million humanitarian aid fund with the objective to compensate, in an expedited manner and as an alternative to litigation, those who lost loved ones and those who suffered severe injuries in the Maui windstorm and wildfires. The One ‘Ohana Initiative was funded with contributions from the State of Hawaii, the County of Maui, Kamehameha Schools, Hawaiian Electric, and other parties. Hawaiian Electric’s contribution of $75 million was fully funded by its insurance carriers, and no additional outlay is required.
Class Settlement Agreement and Individual Settlement Agreement. Effective November 1, 2024, HEI and Hawaiian Electric entered into two definitive settlement agreements (collectively, the Settlement Agreements) to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires (expressly excluding securities and derivative actions) on a global basis without any admission of liability. Under the Settlement Agreements, subject to certain conditions (including those described below), HEI and Hawaiian Electric, along with other defendants (the State of Hawaii, the County of Maui, Kamehameha Schools, entities affiliated with the West Maui Land Co., Hawaiian Telcom, and Spectrum/Charter Communications) have agreed to settle the claims of those who filed lawsuits in state and federal courts, or who may have claims but have not yet filed lawsuits, in connection with the Maui windstorm and wildfires. One Settlement Agreement is between the defendants, class counsel, and class plaintiffs (the Class Settlement Agreement), and the other is between the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

defendants and over 30 lawyers representing thousands of individual plaintiffs who have brought their own lawsuits or who have hired attorneys but not yet filed lawsuits (the Individual Settlement Agreement). The Settlement Agreements do not resolve claims with insurers who have asserted or could assert subrogation claims in separate lawsuits and such insurers are not parties to the Settlement Agreements, but resolving such claims in the manner set forth in the Settlement Agreements (summarized below) is a condition that must be satisfied before any payment is due from the defendants.
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes the $75 million previously contributed to the One ‘Ohana Initiative. The total settlement amount is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. HEI and Hawaiian Electric must pay such remaining amounts in four equal annual installments of approximately $479 million, with the first installment expected to be made once the conditions to funding are satisfied, which will occur no sooner than early 2026. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. HEI transferred the amount of the first payment, $479 million, into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which $3.5 million was accrued as of December 31, 2025 based on the best estimate at that time.
HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on HEI’s and the Utilities’ Consolidated Balance Sheets as of December 31, 2025. The Utilities have recorded an additional $40 million in “Accounts receivable and unbilled revenues, net” and “Other accounts receivable, net” on HEI’s and the Utilities’ Consolidated Balance Sheets, respectively, as of December 31, 2025, based on the amounts expected to be remaining under the applicable insurance policies at the time of settlement payment.
The Settlement Agreements are intended to resolve all of the pending and potential tort-related legal claims related to the Maui windstorm and wildfires. The Class Settlement Agreement provides releases by class plaintiffs to the defendants, and among defendants, for acts and omissions relating to the Maui windstorm and wildfires. The Individual Settlement Agreement requires individual plaintiffs who elect to accept the settlement to sign individual releases. The releases in the Settlement Agreements, including those among defendants (subject to certain conditions), are effective on the initial payment due date, which will occur after a defined set of conditions are met. The Settlement Agreements also provide that $500 million of the total settlement payments will be reserved and made available to defendants to defray the cost to resolve any claims brought by plaintiffs who do not release claims as part of either Settlement Agreement. Defendants had the right to terminate the Settlement Agreements under certain circumstances, including if more than specified thresholds of plaintiffs choose not to participate in the settlement, although that threshold-based termination right has now expired without any defendant exercising it. Defendants retain the right to terminate the Settlement Agreements if the remaining conditions to payment are not met by March 2027.
The Settlement Agreements contain multiple conditions that must be met before the initial payment due date in order for any payment from HEI and Hawaiian Electric to the settlement funds to become due. Several of those conditions, including court approval of the Individual Settlement Agreement and the appropriation of funds by the Hawaii state legislature, have been met. The remaining unsatisfied conditions as of February 24, 2026, were that (i) the claims of the insurers must be resolved (either through agreement or a final and unappealable court order dismissing their direct subrogation actions against the defendants), and (ii) the final approval of the Class Settlement Agreement must become final and unappealable.
Insurer litigation. Two primary subrogation actions have been brought by various insurers covering almost all of the direct subrogation claims. On December 30, 2025, the court in both actions entered judgment in favor of the defendants, but certain of the plaintiff insurers have now appealed those rulings. No briefing schedules in these appeals have been set.
Approval of the Class Settlement Agreement. Following a hearing on December 17, 2025, at which the court orally granted final approval of the Class Settlement Agreement and no class member objected, the Maui Circuit Court entered a written order granting such final approval on January 26, 2026. The deadline to file appeals from that order was February 25, 2026, and as of February 26, 2026, no appeal appeared on the docket. As it appears no party appealed the final approval of the Class Settlement Agreement, it appears that such final approval order is now final and unappealable.
On February 10, 2026, the Hawaii Supreme Court affirmed the denial of the subrogation insurers’ motion to intervene into the class action in order to object to the final approval of the Class Settlement Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Litigation with Opt Outs. As of December 31, 2025, some individual plaintiffs who had initially “opted out” of the Class Settlement Agreement have not signed individual agreements and releases to join the global settlement. The defendants are continuing in their efforts to resolve these claims through the $500 million holdback fund that is part of the global settlement.
The Company intends to vigorously defend itself in the litigation if a definitive settlement of all open litigation is ultimately not achieved. There is no assurance that the Company will be successful in the defense of the litigation. If additional liabilities were to be incurred, the loss could be material to the Company’s results of operations, financial position and cash flows and could result in violations of the financial covenants in the Company’s debt agreements. If any such losses were to be sufficiently high, the Company may not have liquidity or the ability to access liquidity at levels necessary to satisfy such losses. However, any possible loss in excess of the amount recorded cannot reasonably be estimated at this time.
Securities class action. On August 24, 2023, a putative securities class action was filed in the United States District Court for the Northern District of California claiming violations of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 promulgated thereunder against HEI and Hawaiian Electric and certain of HEI’s and Hawaiian Electric’s current and former officers, and Section 20(a) of the Exchange Act against certain current and former officers (the Securities Action). The lawsuit broadly alleged that the defendants made materially false and misleading statements or omissions regarding our wildfire prevention and safety protocols and related matters.
On November 5, 2025, the parties signed a binding term sheet to settle the Securities Action (the Securities Action Term Sheet) following negotiations facilitated by a mediator. On January 5, 2026, the parties executed a definitive stipulation of settlement (the Securities Action Stipulation of Settlement) that will provide for the complete resolution of the Securities Action in exchange for a payment by the Company of $47.8 million as part of the overall settlement described below. The settlement of the Securities Action is conditioned on, among other things, approval by the boards of the Company and Hawaiian Electric; the finalization and court approval of the Securities Actions stipulation of settlement; the finalization by February 26, 2026 and subsequent court approval of the stipulation of settlement in the Derivative Actions (defined and discussed below); and entry of a judgment of dismissal following final court approval. In connection with the settlement of the Securities Action, there will be no admission of liability by the Company or any defendants and the Company, the defendants, and related persons will receive a customary full release of all claims. On February 26, 2026, the United States District Court for the Northern District of California held a hearing to determine whether to preliminarily approve the Securities Action Stipulation of Settlement. Following the hearing, the court indicated that it will issue an order and set a hearing date for the final approval of the settlement.
In connection with the execution of the Securities Action Term Sheet, HEI accrued, as of December 31, 2025, $47.8 million, and concurrently recorded an insurance reimbursement receivable of an equivalent amount as the recovery of the agreed settlement payment under its directors and officers liability insurance policy is deemed probable. HEI charged the accrued settlement to “Expenses-Other” in HEI and Subsidiaries’ Consolidated Statements of Income, which was offset by the probable insurance recovery. The accrued settlement and insurance receivable is included in “Wildfire related claims” and “Accounts receivable and unbilled revenues, net,” under current liabilities and current assets, respectively, in HEI and subsidiaries’ Consolidated Balance Sheets.
Shareholder derivative lawsuits. Two putative shareholder derivative actions were filed in the Circuit Court of the First Circuit, State of Hawaii on September 11, 2023 and on November 6, 2024. In addition, three putative shareholder derivative actions were filed in the United States District Court for the Northern District of California between December 26, 2023 and February 8, 2024, and two putative shareholder derivative actions were filed in the United States District Court for the District of Hawaii between April 8, 2024 and June 8, 2024. All of the lawsuits were purportedly brought by shareholders on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. In all of the cases, the plaintiffs generally alleged state law breaches of fiduciary duty, abuse of control, corporate waste, unjust enrichment, gross mismanagement and aiding and abetting breaches of fiduciary duty claims in connection with the Maui windstorm and wildfires and certain of the Company’s prior public disclosures, and some of them added claims based on purported violations of federal securities laws. Depending on the case, the plaintiffs were seeking, on behalf of HEI, damages, restitution, disgorgement, injunctive relief, and equitable relief, including in the form of changes to HEI’s corporate governance policies and procedures.
On November 5, 2025, the parties signed a binding term sheet (the Derivative Litigation Term Sheet) to settle all of the outstanding derivative actions described above (the Derivative Actions). The Derivative Litigation Term Sheet was signed following negotiations facilitated by a mediator. On December 31, 2025, the parties executed a definitive settlement agreement (the Derivative Litigation Settlement Agreement) that provides for a complete resolution of the claims asserted in the Derivative Actions in exchange for a payment on behalf of the individual defendants by the Company’s insurers in the amount of $100 million, which will be used in part to pay the $47.8 million for the Securities Action Stipulation of Settlement and fees and expenses for plaintiffs' counsel. The settlement of the Derivative Actions is conditioned on, among other things, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

approval by the boards of HEI and Hawaiian Electric (including their independent directors) of the Derivative Litigation Settlement Agreement; final court approval of the Derivative Litigation Settlement Agreement; and entry of final judgment and orders of dismissal in the Derivative Actions. The plaintiffs’ counsel intends to request court approval for attorneys’ fees of 25% of the settlement proceeds, plus expenses not to exceed $475,000. In connection with the settlement of the Derivative Actions, there will be no admissions of liability, and the defendants and related persons will receive a customary full release of all claims. The Securities Action Stipulation of Settlement and Derivative Litigation Settlement Agreement were promptly submitted to the courts for preliminary approval subsequent to execution. The United States District Court for the District of Hawaii is scheduled to hold a hearing to consider preliminary approval of the Derivative Litigation Settlement Agreement on March 9, 2026.
The Derivative Litigation Settlement Agreement calls for the settlement to be fully funded by the Company’s directors and officers liability insurance policies. As noted above, $47.8 million of the $100 million total will be used to fund the settlement of the Securities Action. The remaining amount, any award in the Derivative Actions for the plaintiffs’ attorneys’ fees and expenses, and payment of other settlement-related expenses provided for in the term sheet, is accounted for as a contingent gain which will be recognized when realized or realizable.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance and $25 million of professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $1.0 million, respectively, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of December 31, 2025, the Company’s and Utilities’ insurance receivable totaled $96 million and $47 million, respectively, under the policies. As of December 31, 2025, HEI and its subsidiaries have approximately $10 million, nil and $71 million of insurance coverage remaining under the excess liability, professional liability, and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable as of year-end.
See table below for the incremental expenses related to the Maui windstorm and wildfires.

	Year ended December 31, 2025		Year ended December 31, 2024		Year ended December 31, 2023
(in thousands)	Electric utility	HEI Consolidated	Electric utility	HEI Consolidated[1]	Electric utility	HEI Consolidated[1]
Maui windstorm and wildfires related expenses:
Legal expenses	$15,685	$24,383	$51,406	$69,779	$24,737	$33,969
Wildfire tort-related claims	—	—	1,915,000	1,915,000	75,000	75,000
Wildfire securities-related claims	—	47,750	—	—	—	—
Other expense	25,838	27,343	52,421	61,251	15,071	18,143
Total Maui windstorm and wildfires related expenses	41,523	99,476	2,018,827	2,046,030	114,808	127,112
Insurance recoveries[2]	(1,129)	(55,178)	(85,781)	(94,699)	(98,613)	(104,580)
Deferral treatment approved by the PUC[3]	(27,826)	(27,826)	(37,960)	(37,960)	(14,692)	(14,692)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$12,568	$16,472	$1,895,086	$1,913,371	$1,503	$7,840
1    Excludes expenses related to discontinued operations amounting to $1.3 million and $11.3 million for 2024 and 2023, respectively.
2    HEI consolidated includes insurance recovery related to the proposed settlement of the securities class action of $47.8 million for 2025. Also includes adjustments related to costs that are no longer probable of recovery under the insurance policies. For 2025, HEI consolidated and Electric utility adjustments amount to $7.6 million, of which, $4.5 million were deferred to a regulatory asset, respectively, and are reported on the line “Deferral treatment approved by the PUC.”
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
On May 4, 2024, HEI and the Utilities reached an agreement to settle indemnification claims asserted by the State of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Hawaii without any admission of fault or responsibility. Under the terms of the agreement, HEI and the Utilities agreed to contribute $18.4 million through the end of 2024 related to the costs of the professional advisors engaged by the State of Hawaii to advise on a variety of matters related to the Maui windstorm and wildfires. Such costs were reflected in Maui windstorm and wildfires related expenses-Other expense in 2024 in the table above.

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
The accounting policies of the segments are the same as those described for the Company in the summary of significant accounting policies, except as otherwise indicated and except that federal and state income taxes for each segment are calculated on a “stand-alone” basis. The Company’s chief operating decision makers (CODMs) evaluate segment performance based on net income. Each segment accounts for intersegment sales and transfers as if the sales and transfers were to third parties (i.e., at current market prices). Intersegment revenues consist primarily of Hamakua Energy electricity revenues, interest and preferred stock dividends.
HEI’s CODM is its Chief Executive Officer. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segments or into other parts of the entity, such as for acquisitions or to pay HEI common stock dividends. The CODM considers inputs from a variety of sources including the Chief Financial Officer, the General Counsel and presidents of operating units. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to HEI’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The segment level information that is regularly provided to the CODM does not include expense categories other than depreciation and amortization, interest expense, and income taxes.

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

All Other
“All Other” includes amounts for the holding companies (HEI and ASB Hawaii), GLST1, and Pacific Current and its operating subsidiary and do not meet the definition of reportable segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASB Hawaii. ASB Hawaii was formed in 1988 and served as the holding company for ASB prior to its sale on December 31, 2024. ASB Hawaii still retains a 9.9% noncontrolling investment in ASB.
GLST1. HEI transferred the amount of the first payment, $479 million, into a new subsidiary, GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. As of December 31, 2025, the assigned equity interests total $287.3 million, which is reported on “Investment in unconsolidated affiliate” on the Utilities’ Consolidated Balance Sheets.
Pacific Current. Pacific Current was formed in 2017 to focus on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii to help achieve the state’s sustainability goals. As part of HEI’s comprehensive review of strategic options for Pacific Current, significant investments of Pacific Current that were made through its subsidiaries, Hamakua Energy, Mauo and Kaʻieʻie Waho were sold in 2025. As of December 31, 2025, Mahipapa is Pacific Current’s remaining operating subsidiary.
Sale of Hamakua Holdings, LLC. On March 10, 2025, Pacific Current closed on the sale of Hamakua Holdings, LLC (Hamakua Holdings), a then wholly owned subsidiary of Pacific Current, to an unaffiliated third party for cash consideration (Hamakua Sale). Hamakua Holdings had two wholly owned subsidiaries: Hamakua Energy, and HAESP, LLC (created in connection with the current on-going Stage 3 RFP process). Hamakua Energy owned a 60-MW combined cycle power plant on Hawaii Island that provides electricity to Hawaii Electric Light under an existing PPA that expires in 2030. As a result and effective as of the closing of the Hamakua Sale, Pacific Current no longer owns either of Hamakua Energy or HAESP, LLC, as wholly owned subsidiaries of Hamakua Holdings. The Company recorded a loss on the sale amounting to $13.2 million as of March 31, 2025, which is included in “Loss on sales of subsidiaries and equity-method investments and impairment loss on assets sold and held for sale” in the Company’s Consolidated Statements of Income for the year ended December 31, 2025.
Sale of solar and Battery Energy Storage System (BESS) facilities. Effective August 1, 2025, HEI closed on the sale of its solar and BESS assets to an unaffiliated third party for cash consideration (Solar Asset Disposition). The Solar Asset Disposition was completed through the sale of the membership interests in Pacific Current, Solar and Storage Operating Company, LLC (PC Opco), a then newly created indirect subsidiary of Pacific Current, which owned all of the membership interest of Pacific Current’s solar and BESS project companies: Mauo, LLC (which owns solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses on Oahu and Maui), Kaʻieʻie Waho Company, LLC (which owns a 6-MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative), Upena, LLC (which owns a solar asset on Oahu) and Alenuihaha Developments, LLC (which owns a collection of renewable energy assets on Oahu and Kauai) (collectively, Project Companies). As a result of the Solar Asset Disposition, effective as of August 1, 2025, Pacific Current no longer owns the Project Companies. The Company recorded an immaterial gain on the Solar Asset Disposition as of September 30, 2025, which is included in “Loss on sales of subsidiaries and equity-method investments and impairment loss on assets sold and held for sale” in the Company’s Consolidated Statements of Income for the year ended December 31, 2025.
In the second quarter of 2025, the Company evaluated the carrying value of the net assets of Pacific Current’s solar/BESS and biomass facilities and concluded the net assets were impaired as of June 30 2025. As a result, the Company recognized a pretax impairment charge of $0.2 million and tax expense and an expected investment tax credit recapture of $5.3 million. The pretax impairment charge is included in “Loss on sale of subsidiaries and equity-method investments and impairment loss on assets sold and held for sale” and the taxes on the impairment and expected investment tax credit recapture is included in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Income for the year ended December 31, 2025.
Assets held for sale-Mahipapa. In addition, in connection with the Solar Asset Disposition and as part of the membership interest purchase agreement pursuant to which the Solar Asset Disposition was conducted (MIPA), but as a separate transaction, Pacific Current agreed to sell all of the membership interest in its biomass subsidiary, Mahipapa, LLC, to the same unaffiliated third party that is party to the MIPA (the Mahipapa Sale), with each of the parties’ obligations to complete the Mahipapa Sale subject to the conditions set forth in the MIPA. Mahipapa owns a 7.5-MW renewable, firm dispatchable closed-loop biomass-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to-energy facility on Kauai that provides electricity to Kauai Island Utility Cooperative under a PPA that expires in January 2036.
The net assets of Mahipapa are classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2025. The net assets were classified as current, and are summarized as follows:

(in thousands)	December 31, 2025
Property, plant and equipment, net of accumulated depreciation	$46,286
Other assets	9,980
Assets held for sale-current	$56,266
Long-term debt, net	$51,568
Other liabilities	8,235
Liabilities held for sale-current	$59,803

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Electric utility reportable segment and All Other information were as follows:

(in thousands)	Electric utility	All Other	Total
2025
Revenues	$3,071,182	$15,714	$3,086,896
Depreciation and amortization	294,205	4,714	298,919
Interest income	9,463	27,466	36,929
Interest expense, net	93,702	23,632	117,334
Income (loss) from continuing operations before income taxes	220,588	(53,659)	166,929
Income tax expense (benefit)	49,033	(8,385)	40,648
Income (loss) from continuing operations	171,555	(45,274)	126,281
Dividends and loss on redemption of preferred stock of subsidiaries	3,340	(179)	3,161
Income (loss) from continuing operations for common stock	168,215	(45,095)	123,120
Capital expenditures[1]	339,573	1,629	341,202
Assets (at December 31, 2025)	8,530,520	392,359	8,922,879
2024
Revenues	$3,206,700	$13,150	$3,219,850
Depreciation and amortization	282,970	10,563	293,533
Interest income	6,633	12,729	19,362
Interest expense, net	82,082	45,125	127,207
Loss from continuing operations before income taxes	(1,663,914)	(127,681)	(1,791,595)
Income tax benefit	(439,547)	(31,415)	(470,962)
Loss from continuing operations	(1,224,367)	(96,266)	(1,320,633)
Preferred stock dividends of subsidiaries	1,995	(105)	1,890
Loss from continuing operations for common stock	(1,226,362)	(96,161)	(1,322,523)
Capital expenditures[1]	329,479	14,772	344,251
Assets (at December 31, 2024)	7,613,604	1,317,812	8,931,416
2023
Revenues	$3,269,521	$17,982	$3,287,503
Depreciation and amortization	270,195	12,111	282,306
Interest income	6,454	2,651	9,105
Interest expense, net	86,140	39,392	125,532
Income (loss) from continuing operations before income taxes	247,140	(64,840)	182,300
Income tax expense (benefit)	51,193	(16,659)	34,534
Income (loss) from continuing operations	195,947	(48,181)	147,766
Preferred stock dividends of subsidiaries	1,995	(105)	1,890
Income (loss) from continuing operations for common stock	193,952	(48,076)	145,876
Capital expenditures[1]	438,775	3,952	442,727
Assets (at December 31, 2023)	7,283,554	393,818	7,677,372
1    Contributions in aid of construction balances are included in capital expenditures.
Intercompany electricity sales of the Utilities to HEI and its other subsidiaries are not eliminated because those entities would need to purchase electricity from another source if it were not provided by the Utilities and the revenue and profit on such sales is nominal.
Sales from Hamakua Energy, LLC (Hamakua Energy) to Hawaii Electric Light (a regulated affiliate), up until the close of its sale on March 10, 2025, are eliminated in consolidation (see “related-party transactions” in Note 4).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 · Electric utility segment
Regulatory assets and liabilities.  The Utilities record regulatory assets and liabilities when they are deemed probable of recovery from or refund to customers. Determining probability requires significant judgment by management and includes considerations of regulatory orders, proposed regulatory treatment, strength of the applications and other available evidence. Regulatory assets represent deferred costs and accrued decoupling revenues which are expected to be recovered through rates over PUC-authorized periods. Generally, the Utilities do not earn a return on their regulatory assets; however, they have been allowed to recover interest on certain regulatory assets and to include certain regulatory assets in rate base. Regulatory liabilities represent amounts included in rates and collected from ratepayers for costs expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. For example, the regulatory liability for cost of removal in excess of salvage value represents amounts that have been collected from ratepayers for costs that are expected to be incurred in the future to retire a utility plant. Generally, the Utilities include regulatory liabilities in rate base or are required to apply interest to certain regulatory liabilities. In the table below, noted in parentheses are the original PUC authorized amortization or recovery periods and, if different, the remaining amortization or recovery periods as of December 31, 2025 are noted.
Regulatory assets were as follows:

December 31	2025	2024
(in thousands)
Income taxes (8-34 years)	$80,923	$81,102
Maui windstorm and wildfire related costs (to be determined by the PUC)	80,478	52,652
Retirement of generating units (9 years)	36,168	40,953
Right-Of-Use (ROU) assets (25 years remaining)	32,586	19,105
ECRC/PPAC (1 year)	20,677	17,418
Vacation earned, but not yet taken (1 year)	14,174	13,950
Wildfire Mitigation Plan (WMP) (to be determined by the PUC)	9,561	—
Performance Incentive Mechanisms (PIMs) (1 year)	8,875	6,783
COVID-19 related costs (2 years)	3,597	6,715
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	2,355	13,755
Decoupling revenue balancing account and RAM (1 year)	—	9,829
Other (1-34 years remaining)	18,721	19,057
Total regulatory assets	$308,115	$281,319
Included in:
Current assets	$50,039	$53,895
Long-term assets	258,076	227,424
Total regulatory assets	$308,115	$281,319

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Regulatory liabilities were as follows:

December 31	2025	2024
(in thousands)
Cost of removal in excess of salvage value (1-79 years)	$611,729	$601,741
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	444,271	279,553
Income taxes (8-34 years)	281,735	292,036
Solar tax credits (1-16 years)	43,814	46,661
Decoupling revenue balancing account and RAM (1 year)	29,370	5,498
Enterprise Resource Planning (ERP) Benefits (to be determined by the PUC)	11,635	12,549
Restoration/remediation (to be determined)	11,083	—
ECRC/PPAC (1 year)	4,668	4,296
Other (1 year remaining)	5,839	1,749
Total regulatory liabilities	$1,444,144	$1,244,083
Included in:
Current liabilities	$51,997	$26,568
Long-term liabilities	1,392,147	1,217,515
Total regulatory liabilities	$1,444,144	$1,244,083
The regulatory asset and liability relating to retirement benefit plans was recorded as a result of pension and OPEB tracking mechanisms adopted by the PUC in rate case decisions for the Utilities in 2007 (see Note 11).
Regulatory assets for Maui windstorm and wildfires related costs. The PUC has issued orders authorizing deferred accounting treatment for certain incremental non-labor expenses related to the Maui windstorm and wildfires incurred from August 8, 2023 through December 31, 2025. The approval pertains only to deferred cost treatment for expenses that are not already part of base rates; any actual recovery of deferred costs will be the subject of a separate application(s).
As of December 31, 2025, the Utilities have recorded $80.5 million in regulatory assets for the incremental costs incurred related to the Maui windstorm and wildfires event.
Requests for cost recovery of deferred costs will be the subject of a separate application at which time the PUC will evaluate whether such costs were prudently incurred and determine the extent to which such costs will be eligible for recovery, and the period over which recovery will occur. If the PUC denies recovery of any deferred costs, such costs would be charged to expense in the period that those costs are no longer considered probable of recovery.
Regulatory asset related to retirement of generating units.
Honolulu generating units 8 and 9. On December 22, 2023, the PUC issued a decision and order (D&O) approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Honolulu units 8 and 9 assets that retired on December 31, 2023, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of December 31, 2025, the Utilities have recorded $23.4 million in regulatory assets for the remaining net book value of Honolulu generating units 8 and 9.
Waiau generating units 3 and 4. On September 30, 2024, the PUC issued a D&O approving the Utilities’ request to establish a regulatory asset for the remaining net book value of the fossil fuel generating units for both Waiau units 3 and 4 assets that retired on December 31, 2024, and amortize the regulatory asset over approximately nine years. The PUC also ruled that the Utilities may seek to include the regulatory asset in rate base and seek to recover the amortization expense and a return on the unamortized balance of the regulatory asset in the next rate case or rate re-setting proceeding. As of December 31, 2025, the Utilities have recorded $12.7 million in regulatory assets for the remaining net book value of Waiau generating units 3 and 4.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of December 31, 2025, the Utilities’ regulatory liability was $11.6 million (nil for Hawaiian Electric, $4.7 million for Hawaii Electric Light and $6.9 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) reports on the achieved benefits savings.
Regulatory assets for COVID-19 related costs. In a D&O issued on December 29, 2023, as clarified by an order issued on February 27, 2024, the PUC approved the Utilities’ recovery of the COVID-19 related deferred costs up to $8.7 million evenly over a three-year recovery period from June 1, 2024 and ending May 31, 2027 through the Z-factor in the ARA. As of December 31, 2025, the Utilities have $3.6 million remaining in regulatory assets for deferral of COVID-19 related costs.
Regulatory assets for suspension of disconnections related costs. Based on circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through March 7, 2026 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to HRS Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. On December 23, 2025, the PUC revised the notice of financial change reporting requirement (item v above) to apply only to the Utilities.
In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of December 31, 2025, the Utilities have recorded $5.4 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Regulatory assets for Wildfire Mitigation Plan (WMP). On December 31, 2025, the PUC approved the Utilities’ 2025-2027 WMP (also referred to as the Utilities’ 2025-2027 Wildfire Safety Strategy or 2025-2027 WSS). The Utilities’ 2025-2027 WMP is a three-year action plan that targets a 70% reduction wildfire risk associated with utility infrastructure. The approval of the 2025-2027 WMP, however, does not constitute approval of cost recovery for any WMP-related costs. The Utilities’ request for cost recovery is currently under review by the PUC in a separate proceeding. On January 14, 2026, the PUC issued an order authorizing deferred accounting treatment for the Utilities’ O&M expenses incurred between June and December 2025 (2025 O&M expenses) to implement their WMP. Accordingly, the Utilities established a regulatory asset account, and as of December 31, 2025, the Utilities have recorded $9.6 million in regulatory assets for the deferral of the 2025 O&M expenses to implement the WMP. Recovery of the Utilities’ 2025 O&M expenses are currently under PUC review in the EPRM cost recovery proceeding.
Regulatory liability restoration/remediation. The Utilities have received insurance proceeds related to damaged utility properties and environmental remediation. As the proceeds represent the obligations to use the current collections of insurance proceeds for future costs, the Utilities classify such obligations as regulatory liability. As of December 31, 2025, the Utilities have recorded a regulatory liability of $11.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Major customers.  The Utilities received 11% ($344 million), 11% ($369 million) and 12% ($376 million) of their operating revenues from the sale of electricity to various federal government agencies in 2025, 2024 and 2023, respectively.
Cumulative preferred stock redemption. On October 15, 2025, the Utilities redeemed all of their issued and outstanding cumulative preferred stock for a total of $35.3 million. The cumulative preferred stock of each series was redeemed with its respective premiums, if applicable. Dividends on the cumulative preferred stock ceased to accrue on October 15, 2025. Upon redemption, all rights of the preferred stock holders ceased to exist, except for the right to payment of the redemption price. The loss on redemption of cumulative preferred stock was $1.8 million.

October 15, 2025	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100
Related-party transactions. HEI charged the Utilities $6.2 million, $5.5 million and $5.2 million for general management and administrative services in 2025, 2024 and 2023, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
In 2025, 2024 and 2023, Hamakua Energy (an indirect subsidiary of HEI) sold energy and capacity to Hawaii Electric Light (subsidiary of Hawaiian Electric and indirect subsidiary of HEI) under a power purchase agreement (PPA) in the amount of $7 million, $35 million and $71 million, respectively. On March 10, 2025, the sale of Hamakua Energy was closed and Hamakua Energy is no longer owned by Pacific Current.
Hawaiian Electric’s short-term borrowings from HEI totaled nil at December 31, 2025 and 2024. Borrowings among the Utilities are eliminated in consolidation. Interest charged by HEI to Hawaiian Electric was nil for the years ended December 31, 2025 and 2024.
Consolidated variable interest entities. The HE AR INTER LLC and its direct subsidiary, HE AR BRWR LLC, (collectively, the Special Purpose Entities or SPEs) are bankruptcy remote, direct and indirect wholly owned subsidiaries of the Utilities. Pursuant to the asset-based lending facility (ABL Facility) credit agreement, the Utilities sell certain accounts receivable to the SPEs as collateral, which in turn, obtain financing from financial institutions. As of December 31, 2025, the ABL Facility remains undrawn and the SPEs have $317.8 million of net accounts receivable, included in “Customer accounts receivable, net,” and “Accrued unbilled revenues, net,” on the Utilities’ Consolidated Balance Sheets and “Accounts receivable and unbilled revenues, net,” on the Company’s Consolidated Balance Sheets.
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
Power purchase agreements.  As of December 31, 2025, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa) and Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the two IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa and Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the two IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa and Hamakua Energy in their consolidated financial statements. On March 10, 2025, the sale of Hamakua Energy was closed and Hamakua Energy is no longer owned by Pacific Current. Hamakua Energy was an indirect subsidiary of Pacific Current and was included in HEI’s consolidated financial statements up until sale date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
GLST1. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. The Utilities are deemed to have a variable interest in GLST1 but concluded that the Utilities are not the primary beneficiary of GLST1. As the Utilities have the ability to exercise significant influence over GLST1, the Utilities accounted for the membership interests under the equity method of accounting. As of December 31, 2025, the assigned equity interests total $287.3 million, which is reported on “Investment in unconsolidated affiliate” on the Utilities’ Consolidated Balance Sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On May 14, 2025, Hu Honua filed its notice of appeal in federal Ninth Circuit court. Due to the ongoing negotiations between Hu Honua and Hawaii Electric Light, the briefing schedule has been vacated. On November 10, 2025, Hu Honua provided a status report to the Ninth Circuit court, informing the court that the parties are making progress toward a final PPA and asking that the administrative closure remain in place for an additional six months. On November 13, 2025, the Ninth Circuit court extended the administrative closure until February 13, 2026, and asked for another status report by that date. The court noted that at any time before that date, any party may request that the appeal be reopened.
On May 16, 2025, Hu Honua filed its complaint in state court for the remaining State claims. Hu Honua has granted Hawaii Electric Light an open-ended extension to answer or otherwise respond to the State complaint while negotiations are ongoing. The State court ordered a scheduling conference for August 12, 2025, which was subsequently postponed to July 7, 2026, to allow the parties to continue ongoing settlement discussions.
Molokai New Energy Partners (MNEP). In July 2018, the PUC approved Maui Electric’s PPA with MNEP to purchase solar energy from a photovoltaic (PV) plus battery storage project. The 4.88 MW PV and 3 MW Battery Energy Storage System (BESS) project was to deliver no more than 2.64 MW at any time to the Molokai system. On March 25, 2020, MNEP filed a complaint in the U.S. District Court for the District of Hawaii against Maui Electric claiming breach of contract. On June 3, 2020, Maui Electric provided a Notice of Default and Termination of the PPA to MNEP terminating the PPA with an effective date of July 10, 2020. Thereafter, MNEP filed an amended complaint to include claims relating to the termination and Hawaiian Electric filed its answer to the amended complaint on September 11, 2020, disputing the facts presented by MNEP and all claims within the original and amended complaint. Currently, the discovery phase is ongoing. Trial was initially set to commence on September 16, 2025, was continued to February 18, 2026 and is now set to begin November 13, 2026.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.4 million as of December 31, 2025, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of December 31, 2025, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.7 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Commitments.
Purchase commitments. As of December 31, 2025, the Utilities’ estimated future minimum payments pursuant to purchase obligations related to material contracts for the following five years and thereafter are as follows:

	Payments Due
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Firm capacity PPAs	$75	$75	$70	$70	$70	$156	$516
Renewable dispatchable generation plus energy storage and energy storage PPAs	101	102	101	101	101	1,518	2,024
Other renewable PPA	1	4	4	4	4	65	82
Fuel transportation	7	2	—	—	—	—	9
Total	$184	$183	$175	$175	$175	$1,739	$2,631
Firm capacity PPAs. The Utilities are committed to purchase from four firm capacity PPAs for a total of 368.7 megawatts (MW) of firm capacity, which expire at various dates through 2033.
Renewable dispatchable generation plug energy storage and energy storage PPAs. The Utilities also have long-term renewable PPAs with IPPs from the issuances of Stage 1 and 2 renewable projects. The Utilities have additional annual payments of $25 million when two projects began commercial operations in 2025. As of December 31, 2025, a total of nine projects provides the Utilities capacity of 301.5 MW, with 1,771 MWh batteries. The contracts expire at various dates through 2050.
Other renewable PPA. The Utilities also have a long-term renewable PPA that provides the Utilities capacity of 10.56 MW, which expires in 2046.
Fuel transportation lease contract. The Utilities entered into an inter-island fuel transportation contract, expiring in 2027.
Purchased power expense and recovery. The PUC has approved PPACs for the Utilities to recover purchased power capacity, operation and maintenance (O&M) and other non-energy costs related to all aforementioned PPAs. In addition, the Utilities are able to recover fuel component of the energy charges for firm capacity PPAs as well as costs associated to fuel transportation through ECRC.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Purchases from all IPPs were as follows:

Years ended December 31	2025	2024	2023
(in millions)
Kalaeloa	$274	$291	$298
HPOWER	71	74	70
Hamakua Energy	37	35	71
Puna Geothermal Venture	41	56	38
Kapolei Energy Storage	24	24	—
Wind IPPs	116	130	125
Solar IPPs	110	84	72
Other IPPs[1]	5	9	(2)
Total IPPs	$678	$703	$672
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
Waena Battery Energy Storage System Project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40 MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under Exceptional Project Recovery Mechanism. Project costs incurred as of December 31, 2025 amount to $20.0 million. In July 2025, the PUC approved the Utilities’ request to authorize recovery of costs in addition to the amounts approved in December 2023 due to the uncertainty of changes in law, limited to the lesser of either the actual costs or 20% over the approved estimated capital costs.
Climate Adaptation Transmission and Distribution Resilience Program. The Utilities maintain that improving resiliency of the electric grid is an urgent matter and recognizes that evolving climate dynamics are making Hawaii increasingly vulnerable to severe weather events. On January 31, 2024, the PUC approved the Utilities’ request to commit an estimated $189.7 million in funds for the Climate Adaptation Transmission and Distribution Resilience Program, over a project period of five years. The project will focus on, among other things, system hardening in wildfire risk areas including installing video camera and weather monitors in wildfire risk areas and strengthening transmission lines to help prevent ignition enable quicker response and to add situational awareness.
The project costs to be recovered through Exceptional Project Recovery Mechanism is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that their application for $95 million in federal funds under the Infrastructure Investment and Jobs Act (IIJA) was officially awarded. On August 20, 2024, the Utilities submitted a copy of their executed agreement with the Department of Energy to the PUC. On November 18, 2024, the Utilities filed their August 2024 - August 2025 Forward Looking Annual Report. Project costs incurred as of December 31, 2025 amount to $36.3 million.
In 2025, President Trump has issued multiple executive orders that impact federal funding. The Utilities continue to monitor for any new executive orders and any changes that are passed down through the federal contracting officer for the Resilience Program.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

(in thousands)	2025	2024
Balance, January 1	$12,492	$12,009
Accretion expense	506	484
Liabilities incurred	—	—
Liabilities settled	(3)	(1)
Balance, December 31	$12,995	$12,492
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
On June 19, 2024, and July 30, 2024, the PUC issued orders providing guidance regarding the comprehensive evaluation of the PBR Framework (PBR Framework Review). The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. The current MRP will end on May 31, 2026, and the next MRP (MRP2) will commence on January 1, 2027. The period in between these dates will be used to address implementation details that may arise ahead of MRP2. The PBR Framework Review, currently regarded as the remaining phases will proceed as follows: (i) Phase 5: the evaluation of the current PBR Framework, (ii) Phase 6: the examination of proposal for modifications to the PBR Framework, and (iii) Phase 7: the implementation of modifications prior to MRP2 commencement. PBR working group meetings were held in 2024 which discussed issues and considerations regarding re-basing target revenues for MRP2.
On November 8, 2024, the PUC issued an order establishing a briefing schedule for determining whether to re-base target revenues. On December 5, 2024, the parties timely submitted their respective briefs addressing the issues of whether and how to re-base target revenues.
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
On April 4, 2025, the PUC established a briefing schedule for the parties to present their positions regarding their evaluation of the PBR Framework. Timely opening and reply briefs were filed by the parties on May 5, 2025 and on May 19, 2025, respectively. On August 13, 2025, the PUC issued an order concluding Phase 5, identifying which specific PBR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
mechanisms would be prioritized for examination in Phase 6, and provided a tentative schedule framework for Phase 6. The PUC stated that it intends to focus Phase 6 on examining modifications to the inflation factor, customer dividend, ESM, revenue opportunities afforded by the X-Factor and EPRM guidelines, and PIMs portfolio.
On August 28, 2025, the Utilities filed a request to extend the time to file a rate case in order to allow collaboration among the PBR working group parties on an alternative rate re-basing proposal that could eliminate the need for a general rate case application and process. Confirmation was also sought that if a non-rate case re-basing proposal is explored but does not result in a proposal supported by the Utilities, they could file a rate case in the second half of 2026 utilizing a 2027 test year. On September 29, 2025, the PUC granted the Utilities’ request, subject to conditions: including (i) the Utilities are not expected to file their re-basing application by year-end 2025, as originally scheduled, (ii) the Utilities shall collaborate with the parties to attempt to develop an alternative proposal for submission to the PUC no later than January 7, 2026, (iii) if any party opposes or does not agree with any submitted alternative proposal, they shall file a statement describing their opposition and the reasons by January 14, 2026, (iv) if the parties are unsuccessful at developing an alternative proposal or if the PUC ultimately rejects any submitted alternative proposal, the Utilities shall file their re-basing application in the second half of 2026, using a 2027 test year and (v) depending on outcome, the PUC may defer the start of MRP2 beyond January 2027.
On December 8, 2025, the Utilities, together with support from certain PBR parties, filed a request to extend the time to submit the alternative rate re-basing proposal by 30 days to February 6, 2026, with a corresponding extension to February 13, 2026, for statements from any party who opposes or does not agree with any submitted alternative proposal describing their opposition and the reasons. On December 16, 2025, the PUC granted the Utilities’ request to extend the deadline for the submission of an alternative re-basing proposal from January 7, 2026 to February 6, 2026 and affirmed (i) that any proposal submitted by this deadline must comport with the PUC’s prior guidance, (ii) if the parties are unsuccessful at developing an alternative proposal for the PUC’s review or if the PUC ultimately rejects any submitted alternative proposal, the Utilities shall resume work on their re-basing application utilizing a 2027 test year and file the re-basing application in the second half of 2026. The PUC correspondingly modified the deadline for parties to submit a statement of opposition to any alternative proposal from January 14, 2026 to February 13, 2026.
On January 28, 2026, the Utilities requested a final extension to file the alternative PBR re-basing proposal on May 7, 2026 to allow for additional time for the working group parties to develop PIMs and other PBR framework modifications. On February 12, 2026, the Utilities filed a written update with the PUC, which explained that the additional time requested will allow the parties to explore re-basing and consideration of other PBR Framework modifications in a more synchronized manner, streamline Phase 6 and potentially save time and resources for both the PUC and parties. On February 24, 2026, the PUC granted in part the Utilities’ extension request, extending the deadline to submit an alternative re-basing proposal to March 6, 2026, to allow the PUC to promptly proceed with its review of the re-basing proposal. The PUC also extended the deadline for parties to submit any opposition to the alternative re-basing proposal to March 13, 2026. The PUC confirmed that it will resume Phase 6 following resolution of the alternative re-basing proposal.
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
Earnings sharing mechanism. The PBR Framework established a symmetrical ESM for achieved rate-making ROACE outside of a 300 basis points deadband above or below the current authorized ROACE of 9.5% for each of the Utilities (i.e., above 12.5% or below 6.5%). There is a 50/50 sharing between customers and Utilities for the achieved rate-making ROACE falling within 150 basis points outside of the deadband in either direction, and a 90/10 sharing for any further difference. A reopening or review of the PBR terms may be triggered if the Utilities credit rating outlook indicates a potential credit downgrade below investment grade status, or if its achieved rate-making ROACE enters the outer most tier of the ESM.
On August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review.
Exceptional project recovery mechanism. Prior to the implementation of the PBR Framework, the PUC established the Major Project Interim Recovery (MPIR) adjustment mechanism and MPIR Guidelines. The MPIR mechanism provides the opportunity to recover revenues for net costs of approved eligible projects placed in service between general rate cases. In establishing the PBR Framework, the MPIR Guidelines were terminated and replaced with the EPRM Guidelines. Although the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MPIR Guidelines were terminated and replaced by the EPRM Guidelines, the MPIR mechanism continues within the PBR Framework to provide recovery of project costs previously approved for recovery under the MPIR. The established EPRM Guidelines permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service. Deferred and other operation and maintenance (O&M) expense projects are also eligible for EPRM recovery under the EPRM Guidelines. EPRM recoverable costs are limited to the lesser of actual incurred project costs or the PUC-approved amounts, net of savings.
As of December 31, 2025, the Utilities annualized MPIR and EPRM revenue amounts totaled $35.7 million, including revenue taxes, for the Schofield Generating Station ($15.6 million), West Loch PV project ($3.1 million), Grid Modernization Strategy Phase 1 project ($14.1 million), Waiawa UFLS project ($0.1 million), Waena Switchyard/Synchronous project ($2.5 million) and Resilience project ($0.3 million) that included the return on project amount (based on approved amounts) in rate base, depreciation and/or incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2025 MPIR and EPRM revenues effective June 1, 2025 through the RBA rate adjustment.
As of December 31, 2025, the PUC approved the recovery of four EPRM projects in the amount of $227.5 million to the extent the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for three additional projects subject to PUC approval.
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
On March 24, 2025, the Utilities filed their annual Pilot Update report covering pilot projects that were active during 2024, including reporting on pilot projects that were initiated prior to the commencement of the Pilot Process. The pilot project costs including revenue taxes for the Utilities total approximately $1.3 million, $2.1 million and $3.0 million in 2025, 2024 and 2023, respectively. The 2025 pilot project costs will be included in the Utilities’ proposed adjustments to target revenue, which will be reflected in the 2026 spring revenue report filling.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Performance incentive mechanisms. The following PIMs and SSMs were approved by the PUC and are applicable to the 2024 and 2025 evaluation periods. PIMs and SSMs are determined at the end of their respective evaluation periods. Unless otherwise specified, the evaluation period is the 12‑month calendar year period ending December 31 over which measured performance is determined.

Performance Incentive Mechanisms	Maximum rewards/penalties $	2025 rewards (penalties) accrued	2024 rewards (penalties) earned	2023 rewards (penalties) earned
(in millions)
Transmission and Distribution-caused SAIDI/SAIFI PIMs	Maximum penalties of $3.6 million for 2024/2025	$(3.0)	$(1.0)	$(3.7)
Phase 1 RFP PIM	Varies	0.3	0.2	0.1
Renewable portfolio standard (RPS) PIM	$10/MWh for above interpolated statutory RPS goal $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045	1.9	1.9	0.4
Interconnection Approval PIM[1]	Maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million	NA	2.4	3.0
Interconnection Requirements Study PIM	Varies	3.8	—	NA
Generation-caused SAIDI/SAIFI PIMs	Maximum penalties of approximately $1.0 million	—	(0.1)	NA
Collective Shared Savings Mechanism	20% share of savings when non-ARA costs in a performance year lower than target year non-ARA costs	4.3	2.8	NA
Interim Grid Services	Maximum reward of 1.5 million	NA	NA	1.1
Total PIM rewards, net		$7.5	$6.2	$0.9
1 The Interconnection Approval PIM expired as of December 31, 2024.
NA - Not applicable
Note: Columns may not foot due to rounding.
On April 1, 2024, the Utilities filed a request for partial temporary suspension and modification of the T&D SAIDI and T&D SAIFI PIMs to specifically suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. The Utilities also proposed that circuits not identified as wildfire risk circuits would continue to be subject to the existing PIMs on a prorated basis. On December 18, 2024, and clarified on January 15, 2025, the PUC issued orders granting the Utilities’ request to suspend the T&D SAIDI and T&D SAIFI PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. Separately, the Utilities submitted a request on December 16, 2025 to expand the suspension of T&D SAIDI and T&D SAIFI PIMs to all circuits and extend the suspension to December 31, 2026, to consider modifications to the T&D SAIDI and T&D SAIFI PIMs. On December 26, 2025, the PUC established a procedural schedule for the request. The PUC stated that while the Utilities’ request is pending, the PUC will extend the suspension that is currently in place beyond December 31, 2025, until the PUC issues an Order addressing the request.
For the 2025 evaluation period, the Utilities accrued $7.5 million (nil for Hawaiian Electric, $5.4 million for Hawaii Electric Light and $2.1 million for Maui Electric) in rewards net of penalties. The net rewards related to 2025 will be reflected in the 2026 PIMs annual report and 2026 spring revenue report filings with the exception of the Phase 1 RFP PIM which was reflected in the 2025 fall revenue report filing.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. On December 12, 2025, the PUC approved the Utilities’ 2025 fall revenue report filed on October 31, 2025. The filing reflected ARA revenues for 2026 to be collected from January 1 through December 31, 2026, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2026 ARA revenues	$20.4	$5.0	$4.9	$30.3
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Net 2026 ARA revenues	$15.8	$4.0	$3.9	$23.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The net incremental amounts between the 2025 spring and fall revenue reports are shown in the following table. The amounts are to be collected (refunded) from January 1, 2026 through December 31, 2026 under the RBA rate tariffs, which were included in the 2025 fall revenue report filing.

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
Consolidating financial information. Consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the years ended December 31, 2025, 2024 and 2023, and as of December 31, 2025 and 2024.
On March 21, 2024, Hawaiian Electric formed HE AR INTER LLC and its direct subsidiary, HE BRWR LLC, which were established to pursue financing through a secured asset-based (accounts receivable) credit facility.
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
Consolidating statement of income
Year ended December 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,177,043	458,524	438,098	11,943	(14,426)	[1]	$3,071,182
Expenses
Fuel oil	687,314	102,395	157,736	—	—		947,445
Purchased power	500,250	123,090	54,314	—	—		677,654
Other operation and maintenance	406,295	105,549	119,069	3,955	(14,426)	[1]	620,442
Depreciation	170,255	44,971	40,813	—	—		256,039
Taxes, other than income taxes	206,127	42,763	40,926	—	—		289,816
Total expenses	1,970,241	418,768	412,858	3,955	(14,426)		2,791,396
Operating income	206,802	39,756	25,240	7,988	—		279,786
Allowance for equity funds used during construction	11,140	1,551	2,322	—	—		15,013
Equity in earnings of subsidiaries	40,794	—	—	—	(40,794)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,570	663	(98)	—	—		4,135
Interest expense and other charges, net	(71,933)	(11,186)	(15,639)	—	5,056	[1]	(93,702)
Allowance for borrowed funds used during construction	4,654	424	815	—	—		5,893
Interest income	12,973	1,340	206	—	(5,056)	[1]	9,463
Income before income taxes	208,000	32,548	12,846	7,988	(40,794)		220,588
Income tax expense	37,360	7,284	2,332	2,057	—		49,033
Net income	170,640	25,264	10,514	5,931	(40,794)		171,555
Dividends on and loss on redemption of preferred stock of subsidiaries	—	523	392	—	—		915
Net income attributable to Hawaiian Electric	170,640	24,741	10,122	5,931	(40,794)		170,640
Dividends on and loss on redemption of preferred stock of Hawaiian Electric	2,425	—	—	—	—		2,425
Net income for common stock	$168,215	24,741	10,122	5,931	(40,794)		$168,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of comprehensive income
Year ended December 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$168,215	24,741	10,122	5,931	(40,794)		$168,215
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	76,455	10,593	10,338	—	(20,931)	[1]	76,455
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(2,182)	(114)	(251)	—	365	[1]	(2,182)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(74,419)	(10,486)	(10,097)	—	20,583	[1]	(74,419)
Other comprehensive loss, net of taxes	(146)	(7)	(10)	—	17		(146)
Comprehensive income attributable to common shareholder	$168,069	24,734	10,112	5,931	(40,777)		$168,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,283,148	483,715	440,432	5,570	(6,165)	[1]	$3,206,700
Expenses
Fuel oil	790,004	121,719	166,322	—	—		1,078,045
Purchased power	517,583	132,086	53,702	—	—		703,371
Other operation and maintenance	390,111	102,883	121,693	1,150	(6,165)	[1]	609,672
Wildfire tort-related claims	1,500,000	187,500	187,500	—	—		1,875,000
Depreciation	167,909	43,855	39,378	—	—		251,142
Taxes, other than income taxes	215,137	45,025	41,166	—	—		301,328
Total expenses	3,580,744	633,068	609,761	1,150	(6,165)		4,818,558
Operating income (loss)	(1,297,596)	(149,353)	(169,329)	4,420	—		(1,611,858)
Allowance for equity funds used during construction	10,853	1,189	1,744	—	—		13,786
Equity in earnings of subsidiaries	(248,004)	—	—	—	248,004	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,574	665	(102)	—	—		4,137
Interest expense and other charges, net	(59,906)	(11,422)	(16,688)	—	5,934	[1]	(82,082)
Allowance for borrowed funds used during construction	4,300	355	815	—	—		5,470
Interest income	11,136	1,062	369		(5,934)	[1]	6,633
Income (loss) before income taxes	(1,575,643)	(157,504)	(183,191)	4,420	248,004		(1,663,914)
Income tax expense (benefit)	(350,361)	(41,624)	(48,700)	1,138	—		(439,547)
Net income (loss)	(1,225,282)	(115,880)	(134,491)	3,282	248,004		(1,224,367)
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income (loss) attributable to Hawaiian Electric	(1,225,282)	(116,414)	(134,872)	3,282	248,004		(1,225,282)
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income (loss) for common stock	$(1,226,362)	(116,414)	(134,872)	3,282	248,004		$(1,226,362)

Consolidating statement of comprehensive income
Year ended December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income (loss) for common stock	$(1,226,362)	(116,414)	(134,872)	3,282	248,004		$(1,226,362)
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	65,680	8,108	7,342	—	(15,450)	[1]	65,680
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(2,035)	(159)	(243)	—	402	[1]	(2,035)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(63,708)	(7,895)	(7,076)	—	14,971	[1]	(63,708)
Other comprehensive income (loss), net of taxes	(63)	54	23	—	(77)		(63)
Comprehensive income (loss) attributable to common shareholder	$(1,226,425)	(116,360)	(134,849)	3,282	247,927		$(1,226,425)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,356,478	464,161	448,882	—		$3,269,521
Expenses
Fuel oil	913,801	105,009	192,610	—		1,211,420
Purchased power	486,067	142,837	42,865	—		671,769
Other operation and maintenance	343,462	85,261	104,834	—		533,557
Depreciation	164,150	42,541	37,014	—		243,705
Taxes, other than income taxes	221,664	43,095	42,153	—		306,912
Total expenses	2,129,144	418,743	419,476	—		2,967,363
Operating income	227,334	45,418	29,406	—		302,158
Allowance for equity funds used during construction	11,721	1,411	2,032	—		15,164
Equity in earnings of subsidiaries	44,809	—	—	(44,809)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,735	667	(99)	—		4,303
Interest expense and other charges, net	(62,362)	(11,650)	(12,933)	805	[1]	(86,140)
Allowance for borrowed funds used during construction	4,081	451	669	—		5,201
Interest income	5,113	1,071	1,075	(805)	[1]	6,454
Income before income taxes	234,431	37,368	20,150	(44,809)		247,140
Income taxes	39,399	8,327	3,467	—		51,193
Net income	195,032	29,041	16,683	(44,809)		195,947
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	195,032	28,507	16,302	(44,809)		195,032
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$193,952	28,507	16,302	(44,809)		$193,952

Consolidating statement of comprehensive income
Year ended December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$193,952	28,507	16,302	(44,809)		$193,952
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	10,175	961	1,275	(2,236)	[1]	10,175
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes	(1,983)	(221)	(266)	487	[1]	(1,983)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(8,204)	(752)	(978)	1,730	[1]	(8,204)
Other comprehensive income (loss), net of taxes	(12)	(12)	31	(19)		(12)
Comprehensive income attributable to common shareholder	$193,940	28,495	16,333	(44,828)		$193,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet
December 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,644	3,603	—	—		$52,107
Plant and equipment	5,667,936	1,564,628	1,487,053	—	—		8,719,617
Right-of-use assets - finance lease	411,545	77,183	50,757	—	—		539,485
Less accumulated depreciation	(2,165,110)	(716,715)	(626,767)	—	—		(3,508,592)
Construction in progress	283,687	34,021	64,439	—	—		382,147
Utility property, plant and equipment, net	4,240,918	964,761	979,085	—	—		6,184,764
Nonutility property, plant and equipment, less accumulated depreciation	1,146	115	1,444	—	—		2,705
Total property, plant and equipment, net	4,242,064	964,876	980,529	—	—		6,187,469
Investment in wholly owned subsidiaries, at equity	734,296	—	—	—	(734,296)	[2]	—
Current assets
Cash and cash equivalents	396,215	56,563	8,572	24,870	—		486,220
Customer accounts receivable, net	7,278	2,987	3,942	158,687	—		172,894
Accrued unbilled revenues, net	24,826	7,462	600	159,145	—		192,033
Other accounts receivable, net	196,783	55,970	50,838	—	(227,245)	[1]	76,346
Fuel oil stock, at average cost	84,938	11,997	16,647	—	—		113,582
Materials and supplies, at average cost	75,754	19,184	37,865	—	—		132,803
Prepayments and other	38,321	9,657	12,451	—	(2,449)	[1]	57,980
Regulatory assets	32,461	10,279	7,299	—	—		50,039
Total current assets	856,576	174,099	138,214	342,702	(229,694)		1,281,897
Other long-term assets
Operating lease right-of-use assets	34,743	16,219	4,901	—	—		55,863
Regulatory assets	177,678	28,245	52,153	—	—		258,076
Defined benefit pension and other postretirement benefit plans asset	134,785	45,794	38,898	—	—		219,477
Investment in unconsolidated affiliate	287,250	—	—	—	—		287,250
Other	344,052	18,374	28,976	—	(150,914)	[1]	240,488
Total other long-term assets	978,508	108,632	124,928	—	(150,914)		1,061,154
Total assets	$6,811,444	1,247,607	1,243,671	342,702	(1,114,904)		$8,530,520
(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet (continued)
December 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,583,399	276,332	298,459	159,505	(734,296)	[2]	$1,583,399
Long-term debt, net	1,619,482	261,614	291,778	—	(115,000)	[1]	2,057,874
Total capitalization	3,202,881	537,946	590,237	159,505	(849,296)		3,641,273
Current liabilities
Current portion of operating lease liabilities	5,716	8,570	3,279	—	—		17,565
Current portion of long-term debt, net	61,980	7,997	54,982	—	—		124,959
Accounts payable	150,843	34,072	32,288	—	—		217,203
Interest and preferred dividends payable	22,582	3,440	3,114	—	(1,112)	[1]	28,024
Taxes accrued, including revenue taxes	184,339	40,720	37,374	3,195	(2,449)	[1]	263,179
Regulatory liabilities	23,127	12,410	16,460	—	—		51,997
Wildfire tort-related claims	386,500	47,875	47,875	—	—		482,250
Other	93,475	37,759	34,175	180,002	(226,133)	[1]	119,278
Total current liabilities	928,562	192,843	229,547	183,197	(229,694)		1,304,455
Deferred credits and other liabilities
Operating lease liabilities	32,974	7,932	1,847	—	—		42,753
Finance lease liabilities	382,227	74,087	49,276	—	—		505,590
Deferred income taxes	—	12,089	23,825	—	(35,914)	[1]	—
Regulatory liabilities	980,131	248,885	163,131	—	—		1,392,147
Unamortized tax credits	47,973	9,794	10,151	—	—		67,918
Defined benefit pension plan liability	6,788	121	—	—	—		6,909
Wildfire tort-related claims	1,149,000	143,625	143,625	—	—		1,436,250
Other	80,908	20,285	32,032	—	—		133,225
Total deferred credits and other liabilities	2,680,001	516,818	423,887	—	(35,914)		3,584,792
Total capitalization and liabilities	$6,811,444	1,247,607	1,243,671	342,702	(1,114,904)		$8,530,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet
December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,645	3,514	—	—		$52,019
Plant and equipment	5,502,198	1,501,947	1,417,356	—	—		8,421,501
Right-of-use assets - finance lease	360,270	36,074	50,757	—	—		447,101
Less accumulated depreciation	(2,029,719)	(691,161)	(605,744)	—	—		(3,326,624)
Construction in progress	282,150	31,341	52,218	—	—		365,709
Utility property, plant and equipment, net	4,157,759	883,846	918,101	—	—		5,959,706
Nonutility property, plant and equipment, less accumulated depreciation	1,145	115	1,532	—	—		2,792
Total property, plant and equipment, net	4,158,904	883,961	919,633	—	—		5,962,498
Investment in wholly owned subsidiaries, at equity	680,414	—	—	—	(680,414)	[2]	—
Current assets
Cash and cash equivalents	118,367	31,534	16,456	17,791	—		184,148
Advances to affiliates	62,200	—	—	—	(62,200)	[1]	—
Customer accounts receivable, net	19,050	7,245	8,941	164,662	—		199,898
Accrued unbilled revenues, net	12,738	4,046	1,890	160,047	—		178,721
Other accounts receivable, net	209,752	58,366	51,465	—	(249,946)	[1]	69,637
Fuel oil stock, at average cost	70,800	13,764	14,339	—	—		98,903
Materials and supplies, at average cost	69,602	15,506	33,358	—	—		118,466
Prepayments and other	110,516	16,662	30,747	—	(6,705)	[1]	151,220
Regulatory assets	36,520	8,211	9,164	—	—		53,895
Total current assets	709,545	155,334	166,360	342,500	(318,851)		1,054,888
Other long-term assets
Operating lease right-of-use assets	29,868	22,672	6,741	—	—		59,281
Regulatory assets	172,257	18,875	36,292	—	—		227,424
Defined benefit pension and other postretirement benefit plans asset	66,292	30,397	24,128	—	(11,998)	[1]	108,819
Other	194,006	18,612	21,702	—	(33,626)	[1]	200,694
Total other long-term assets	462,423	90,556	88,863	—	(45,624)		596,218
Total assets	$6,011,286	1,129,851	1,174,856	342,500	(1,044,889)		$7,613,604
(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet (continued)
December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,156,955	243,964	282,876	153,574	(680,414)	[2]	$1,156,955
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,353,173	244,466	256,575	—	—		1,854,214
Total capitalization	2,532,421	495,430	544,451	153,574	(680,414)		3,045,462
Current liabilities
Current portion of operating lease liabilities	4,430	7,802	2,970	—	—		15,202
Current portion of long-term debt, net	40,000	5,000	2,000	—	—		47,000
Short-term borrowings-non-affiliate	48,623	—	—	—	—		48,623
Short-term borrowings-affiliate	—	—	62,200	—	(62,200)	[1]	—
Accounts payable	137,837	27,077	32,066	—	—		196,980
Interest and preferred dividends payable	15,994	3,191	2,701	—	(350)	[1]	21,536
Taxes accrued, including revenue taxes	197,768	42,692	37,108	1,138	(6,705)	[1]	272,001
Regulatory liabilities	11,701	10,039	4,828	—	—		26,568
Wildfire tort-related claims	383,000	47,875	47,875	—	—		478,750
Other	103,415	35,492	43,913	187,788	(249,597)	[1]	121,011
Total current liabilities	942,768	179,168	235,661	188,926	(318,852)		1,227,671
Deferred credits and other liabilities
Operating lease liabilities	29,830	15,230	4,075	—	—		49,135
Finance lease liabilities	341,364	34,370	49,891	—	—		425,625
Deferred income taxes	—	5,368	28,257	—	(33,625)	[1]	—
Regulatory liabilities	864,259	222,834	130,422	—	—		1,217,515
Unamortized tax credits	54,950	10,757	10,969	—	—		76,676
Wildfire tort-related claims	1,149,000	143,625	143,625	—	—		1,436,250
Defined benefit pension plan liability	18,301	125	—	—	(11,998)	[1]	6,428
Other	78,393	22,944	27,505	—	—		128,842
Total deferred credits and other liabilities	2,536,097	455,253	394,744	—	(45,623)		3,340,471
Total capitalization and liabilities	$6,011,286	1,129,851	1,174,856	342,500	(1,044,889)		$7,613,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2022	$2,344,170	344,720	357,036	77	(701,833)	$2,344,170
Net income for common stock	193,952	28,507	16,302	—	(44,809)	193,952
Other comprehensive income (loss), net of taxes	(12)	(12)	31	—	(19)	(12)
Common stock dividends	(129,000)	(13,425)	(11,025)	—	24,450	(129,000)
Balance, December 31, 2023	2,409,110	359,790	362,344	77	(722,211)	2,409,110
Net income (loss) for common stock	(1,226,362)	(116,414)	(134,872)	3,282	248,004	(1,226,362)
Other comprehensive income (loss), net of taxes	(63)	54	23	—	(77)	(63)
Issuance of common stock, net of expenses	—	—	55,000	150,215	(205,215)	—
Common stock dividends	(26,000)	—	—	—	—	(26,000)
Additional paid-in capital	270	534	381	—	(915)	270
Balance, December 31, 2024	1,156,955	243,964	282,876	153,574	(680,414)	1,156,955
Net income for common stock	168,215	24,741	10,122	5,931	(40,794)	168,215
Other comprehensive loss, net of tax benefits	(146)	(7)	(10)	—	17	(146)
Common stock dividends	(30,000)	—	—	—	—	(30,000)
Stock expense adjustment and other	585	100	90	—	(190)	585
Additional paid-in capital	287,790	7,534	5,381	—	(12,915)	287,790
Balance, December 31, 2025	$1,583,399	276,332	298,459	159,505	(734,296)	$1,583,399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$170,640	25,264	10,514	5,931	(40,794)	[2]	$171,555
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(40,794)	—	—	—	40,794	[2]	—
Depreciation of property, plant and equipment	170,255	44,971	40,813	—	—		256,039
Other amortization	30,603	4,535	3,028	—	—		38,166
Deferred income tax expense (benefit)	(13,687)	5,369	2,076	—	—		(6,242)
Gain/Loss on sale of receivables to affiliate	8,723	1,644	1,576	(11,943)	—		—
State refundable credit	(8,178)	(1,925)	(2,283)	—	—		(12,386)
Bad debt expense	1,513	455	1,573	—	—		3,541
Allowance for equity funds used during construction	(11,140)	(1,551)	(2,322)	—	—		(15,013)
Other	2,380	443	(171)	—	—		2,652
Changes in assets and liabilities:
Decrease in accounts receivable	11,333	2,239	683	17,922	(22,696)	[1]	9,481
Decrease (increase) in accrued unbilled revenues	(12,001)	(3,396)	1,246	897	—		(13,254)
Decrease (increase) in fuel oil stock	(14,138)	1,767	(2,308)	—	—		(14,679)
Increase in materials and supplies	(6,152)	(3,678)	(4,507)	—	—		(14,337)
Increase in regulatory assets	(12,652)	(8,988)	(8,822)	—	—		(30,462)
Increase in regulatory liabilities	57,612	8,935	29,496	—	—		96,043
Increase in accounts payable	4,942	3,598	179	—	—		8,719
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(8,530)	(2,024)	2,603	2,057	—		(5,894)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(6,835)	(1,051)	(891)	—	—		(8,777)
Change in other assets and liabilities	(25,885)	(1,251)	(15,841)	(7,785)	22,696	[1]	(28,066)
Net cash provided by operating activities	298,009	75,356	56,642	7,079	—		437,086
Cash flows from investing activities
Capital expenditures	(171,844)	(75,378)	(92,351)	—	—		(339,573)
Advances from affiliates	62,200	—	—	—	(62,200)	[1]	—
Other	(7,960)	1,093	1,009	—	12,000	[1][2]	6,142
Net cash used in investing activities	(117,604)	(74,285)	(91,342)	—	(50,200)		(333,431)
Cash flows from financing activities
Common stock dividends	(30,000)	—	—	—	—		(30,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	—	—	—	—		(1,995)
Proceeds from issuance of common stock/capital contribution from parent	540	—	—	—	—		540
Proceeds from issuance of long-term debt	500,000	—	—	—	—		500,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(166,000)	—	—	—	—		(166,000)
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	—	(62,200)	—	62,200	[1]	—
Payments of obligations under finance leases	(8,423)	(886)	(596)	—	—		(9,905)
Repayment of short-term debt	(50,000)	—	—	—	—		(50,000)
Issuance of note receivables to affiliates	(115,000)	—	—	—	115,000	[1]	—
Proceeds from issuance of long-term debt from affiliate	—	25,000	90,000	—	(115,000)	[1]	—
Capital contribution	—	7,000	5,000	—	(12,000)	[2]	—
Redemption of preferred stock	(23,468)	(7,000)	(5,000)	—	—		(35,468)
Other	(8,211)	(156)	(388)	—	—		(8,755)
Net cash provided by financing activities	97,443	23,958	26,816	—	50,200		198,417
Net increase (decrease) in cash and cash equivalents	277,848	25,029	(7,884)	7,079	—		302,072
Cash and cash equivalents, January 1	118,367	31,534	16,456	17,791	—		184,148
Cash and cash equivalents, December 31	$396,215	56,563	8,572	24,870	—		$486,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2024

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income (loss)	$(1,225,282)	(115,880)	(134,491)	3,282	248,004	[2]	$(1,224,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity in earnings of subsidiaries	248,004	—	—	—	(248,004)	[2]	—
Depreciation of property, plant and equipment	167,909	43,855	39,378	—	—		251,142
Other amortization	23,606	4,958	3,264	—	—		31,828
Deferred income tax benefit	(393,025)	(47,550)	(41,049)	—	—		(481,624)
State refundable credit	(7,914)	(1,848)	(2,152)	—	—		(11,914)
Bad debt expense	2,838	476	1,406	—	—		4,720
Allowance for equity funds used during construction	(10,853)	(1,189)	(1,744)	—	—		(13,786)
Gain/Loss on sale of receivables to affiliate	4,079	821	670	(5,570)	—		—
Other	(6,270)	(50)	9	—	—		(6,311)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	22,897	(13,175)	1,570	(95,382)	172,466	[1]	88,376
Decrease (increase) in accrued unbilled revenues	57,281	20,989	22,633	(93,342)	—		7,561
Decrease in fuel oil stock	37,427	4,205	7,702	—	—		49,334
Decrease (increase) in materials and supplies	(5,269)	(1,109)	2,345	—	—		(4,033)
Increase in regulatory assets	(4,608)	(5,346)	(12,789)	—	—		(22,743)
Increase in regulatory liabilities	38,413	6,597	3,423	—	—		48,433
Increase (decrease) in accounts payable	9,879	(1,687)	1,452	—	—		9,644
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(14,192)	(2,325)	(8,614)	1,138	(2,549)	[1]	(26,542)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(6,334)	(1,521)	(1,363)	—	—		(9,218)
Increase in wildfire tort-related claims	1,457,000	191,500	191,500	—	—		1,840,000
Change in other assets and liabilities	(52,774)	(4,035)	(23,280)	187,788	(172,466)	[1]	(64,767)
Net cash provided by (used in) operating activities	342,812	77,686	49,870	(2,086)	(2,549)		465,733
Cash flows from investing activities
Capital expenditures	(197,142)	(51,209)	(81,128)	—	—		(329,479)
Advances to affiliates	(46,700)	—	—	—	46,700	[1]	—
Other	(10,169)	679	(1,011)	—	22,349	[1][2]	11,848
Net cash used in investing activities	(254,011)	(50,530)	(82,139)	—	69,049		(317,631)
Cash flows from financing activities
Common stock dividends	(26,000)	—	—	—	—		(26,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	—	—	—	—		(1,995)
Proceeds from issuance of common stock/capital contribution from parent	270	—	—	19,800	(19,800)	[2]	270
Repayment of long-term debt and funds transferred for repayment of long-term debt	(74,000)	(5,000)	(2,000)	—	—		(81,000)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	—	46,700	—	(46,700)	[1]	—
Proceeds from issuance of short-term debt	50,000	—	—	—	—		50,000
Payments of obligations under finance leases	(3,487)	(632)	—	—	—		(4,119)
Other	(6,977)	(648)	(1,562)	—	—		(9,187)
Net cash provided by (used in) financing activities	(62,189)	(6,280)	43,138	19,800	(66,500)		(72,031)
Net increase in cash and cash equivalents	26,612	20,876	10,869	17,714	—		76,071
Cash, cash equivalents and restricted cash, January 1	91,755	10,658	5,587	77	—		108,077
Cash and cash equivalents, December 31	$118,367	31,534	16,456	17,791	—		$184,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$195,032	29,041	16,683	—	(44,809)	[2]	$195,947
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(44,809)	—	—	—	44,809	[2]	—
Common stock dividends received from subsidiaries	24,450	—	—	—	(24,450)	[2]	—
Depreciation of property, plant and equipment	164,150	42,541	37,014	—	—		243,705
Other amortization	17,692	5,003	3,795	—	—		26,490
Deferred income tax expense (benefit)	(851)	(296)	2,586	—	—		1,439
State refundable credit	(7,577)	(1,782)	(1,966)	—	—		(11,325)
Bad debt expense	5,565	1,353	1,243	—	—		8,161
Allowance for equity funds used during construction	(11,721)	(1,411)	(2,032)	—	—		(15,164)
Other	380	(46)	126	—	—		460
Changes in assets and liabilities:
Increase in accounts receivable	(83,401)	(7,398)	(29,301)	—	55,096	[1]	(65,004)
Decrease (increase) in accrued unbilled revenues	8	(1,308)	(1,748)	—	—		(3,048)
Decrease (increase) in fuel oil stock	45,114	(1,004)	(817)	—	—		43,293
Increase in materials and supplies	(16,204)	(4,614)	(14,047)	—	—		(34,865)
Decrease (increase) in regulatory assets	(6,616)	5,501	(9,498)	—	—		(10,613)
Increase (decrease) in regulatory liabilities	48,833	(1,176)	6,813	—	—		54,470
Increase in accounts payable	13,988	5,998	468	—	—		20,454
Change in prepaid and accrued income taxes, tax credits and revenue taxes	4,314	2,407	(4,843)	—	—		1,878
Change in defined benefit pension and other postretirement benefit plans asset/liability	(5,653)	(1,348)	(1,185)	—	—		(8,186)
Increase in wildfire tort-related claims	75,000	—	—	—	—		75,000
Change in other assets and liabilities	(12,990)	2,056	17,305	—	(55,096)	[1]	(48,725)
Net cash provided by operating activities	404,704	73,517	20,596	—	(24,450)		474,367
Cash flows from investing activities
Capital expenditures	(276,600)	(63,889)	(98,286)	—	—		(438,775)
Advances from (to) affiliates	(70,500)	4,500	21,700	—	44,300	[1]	—
Other	4,118	932	1,126	—	—		6,176
Net cash used in investing activities	(342,982)	(58,457)	(75,460)	—	44,300		(432,599)
Cash flows from financing activities
Common stock dividends	(129,000)	(13,425)	(11,025)	—	24,450	[2]	(129,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of long-term debt	300,000	25,000	25,000	—	—		350,000
Repayment of long-term debt	(50,000)	(20,000)	(30,000)	—	—		(100,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(114,167)	—	70,500	—	(44,300)	[1]	(87,967)
Payments of obligations under finance leases	(2,728)	(400)	—	—	—		(3,128)
Other	(571)	(135)	(137)	—	—		(843)
Net cash provided by (used in) financing activities	2,454	(9,494)	53,957	—	(19,850)		27,067
Net increase (decrease) in cash, cash equivalents and restricted cash	64,176	5,566	(907)	—	—		68,835
Cash, cash equivalents and restricted cash, January 1	27,579	5,092	6,494	77	—		39,242
Cash, cash equivalents and restricted cash, December 31	91,755	10,658	5,587	77	—		108,077
Less: Restricted cash	(2,000)	—	—	—	—		(2,000)
Cash and cash equivalents, December 31	$89,755	10,658	5,587	77	—		$106,077
Explanation of consolidating adjustments on consolidating schedules:
[1] Eliminations of intercompany receivables and payables and other intercompany transactions
[2] Elimination of investment in subsidiaries, carried at equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5. Discontinued operations
As a result of a comprehensive review of strategic options of ASB, on December 30, 2024, HEI, ASB, and ASB Hawaii, a wholly owned subsidiary of HEI and ASB’s parent holding company, entered into investment agreements to sell 90.1% of the common stock of ASB, amounting to $405.5 million, to various investors including certain ASB officers and directors of ASB, while retaining a 9.9% noncontrolling investment in ASB amounting to $44.6 million. The sale transaction closed on December 31, 2024 and no investor acquired more than 9.9% of the common stock of ASB. The proceeds from the sale was used to repay a ratable portion of each of HEI’s senior notes in April 2025.
The sale of ASB met the accounting requirements to be disclosed as discontinued operations. Accordingly, the results of ASB, including the loss on the ASB sale, are presented as discontinued operations in the consolidated statements of income and cash flows, and have been excluded from both continuing operations and segment results for the 2024 and 2023 periods presented.
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

(in thousands)	December 31, 2024
Sale proceeds received	$400,950
Sale proceeds accrued (received in 2025)	4,500
Investment retained in ASB	44,550
Transaction costs	(21,735)
Net assets derecognized	(546,458)
Loss from the sale of ASB	(118,193)

Income taxes	68,820
Income taxes - valuation allowance	(66,430)
Income taxes, net	2,390

Net loss on the sale transaction	(115,803)
Net income from operations of discontinued bank segment	12,317
Loss from discontinued operations	$(103,486)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the income (loss) from discontinued operations included in the Consolidated Statements of Income for the periods presented:

Years ended December 31	2024	2023
(in thousands)
Interest and dividend income
Interest and fees on loans	$293,100	$276,688
Interest and dividends on investment securities	55,944	58,095
Total interest and dividend income	349,044	334,783
Interest expense
Interest on deposit liabilities	72,727	48,905
Interest on other borrowings	27,442	33,892
Total interest expense	100,169	82,797
Net interest income	248,875	251,986
Provision for credit losses	(1,963)	10,357
Net interest income after provision for credit losses	250,838	241,629
Noninterest income
Fees from other financial services	20,797	19,034
Fee income on deposit liabilities	19,900	19,131
Fee income on other financial products	11,798	10,616
Bank-owned life insurance	13,079	7,390
Mortgage banking income	1,419	910
Gain on sale of real estate	—	495
Loss on sale of investment securities, net	—	(14,965)
Other income, net	2,535	2,799
Total noninterest income	69,528	45,410
Noninterest expense
Compensation and employee benefits	126,936	118,297
Occupancy	21,382	21,703
Data processing	19,612	20,545
Services	17,485	13,943
Equipment	9,914	11,842
Office supplies, printing and postage	4,085	4,315
Marketing	3,506	4,001
Goodwill impairment	82,190	—
FDIC insurance	5,992	6,230
Other expense	15,907	22,762
Total noninterest expense	307,009	223,638
Income before income taxes	13,357	63,401
Income taxes	1,040	10,039
Net income from operations of discontinued bank segment	12,317	53,362
Loss from the sale of ASB	(118,193)	—
Income tax benefit	2,390	—
Income (loss) from discontinued operations	$(103,486)	$53,362

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 · Short-term borrowings
Commercial paper and other. As of December 31, 2025 and 2024, HEI and Hawaiian Electric had no commercial paper outstanding.
As of December 31, 2025, HEI had no letters of credit outstanding. As of December 31, 2024, HEI had four undrawn letters of credit outstanding in the aggregate amount of $6 million, on behalf of Mauo and Hamakua Energy.
Credit agreements.
Syndicated credit agreements. On September 5, 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated senior unsecured revolving credit facility (the HEI Facility and the Hawaiian Electric Facility, respectively, and together, the Credit Facilities) with a syndicate of eight financial institutions. The aggregate amount of revolving commitments under the HEI Facility was increased to $300 million from $175 million and includes a $25 million letter of credit sub-facility and a $30 million swingline sub-facility. The HEI Facility’s commitment termination date was extended to September 5, 2030 from May 14, 2027. The aggregate amount of revolving commitments available under the Hawaiian Electric Facility was increased to $300 million from $200 million and includes a $40 million letter of credit sub-facility and a $30 million swingline sub-facility. The Hawaiian Electric Facility’s term was extended to September 4, 2026, subject to an automatic extension to the earlier of (i) such date specified in a final order or approval of the PUC and (ii) if such order or approval is obtained, September 5, 2030. The Hawaiian Electric Facility also allows for commitment increases of up to an additional $75 million, subject to customary conditions. None of the facilities are collateralized. As of December 31, 2025, HEI and Hawaiian Electric had $20 million and nil drawn on its revolving facility, respectively.
Under the Credit Facilities, draws generally bear interest, based on each company’s respective current long-term credit ratings, at the “Adjusted Term SOFR Rate,” as defined in the Credit Facilities, plus 250.0 and 225.0 basis points for HEI and Hawaiian Electric, respectively, and incur annual fees on undrawn commitments, excluding swingline borrowings, at the rate of 45.0 and 40.0 basis points for HEI and Hawaiian Electric, respectively.
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
The Credit Facilities also include terms and conditions customary for facilities of this type and contain customary conditions that must be met in order to draw on them, including compliance with covenants (such as covenants preventing HEI’s and Hawaiian Electric’s respective subsidiaries from entering into agreements that restrict the ability of such subsidiaries to pay dividends to, or to repay borrowings from, HEI or Hawaiian Electric, as applicable; and a covenant in Hawaiian Electric’s Facility restricting Hawaiian Electric’s ability, as well as the ability of any of its subsidiaries, to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” (as defined in the Hawaiian Electric Facility) to exceed 65%).
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
Intercompany borrowing agreement. Under the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy effective January 1, 2020 (the Intercompany Borrowing Policy), HEI has committed to make revolving short-term loans to Hawaiian Electric pursuant to the terms set forth in the standing commitment letter dated December 5, 2025 (the 2025 Commitment Letter). For loans that mature on or before December 4, 2026, the 2025 Commitment Letter provides a borrowing limit of $75 million outstanding at any time and the applicable interest rate. Hawaiian Electric currently has no borrowings under the Intercompany Borrowing Policy and the 2025 Commitment Letter.
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, including approval by the PUC, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. Hawaiian Electric filed an application with the PUC for approval to (i) sell accounts receivable, and (ii) establish a long-term credit facility. The first approval would allow the ABL Credit Facility Agreement to become effective for 364 days and the second approval would extend the term of the ABL Credit Facility Agreement from 364 days to three years. The ABL Credit Facility Agreement has an initial term of 364 days, with an automatic extension to three years upon receipt of the second PUC approval, with three separate options to extend one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
additional year, subject to the consent of the lenders. Hawaiian Electric received the first and second approvals from the PUC for the ABL Credit Facility Agreement that allows short-term and long-term borrowings of up to $250 million on June 27, 2024 and October 11, 2024, respectively, subject to the availability of a sufficient borrowing base of eligible receivables. The ABL Facility became effective on July 24, 2024. As of December 31, 2025, total available capacity under the ABL Facility was $240 million and remains undrawn.

Note 7 · Long-term debt

December 31	2025	2024
(dollars in thousands)
Long-term debt of Utilities, net of unamortized debt issuance costs[1]	$2,182,833	$1,901,214
HEI 4.58% senior notes, paid in 2025	—	50,000
HEI 4.72% senior notes, due 2028	37,096	100,000
HEI 2.82% senior notes, due 2028	8,903	24,000
HEI 2.48% senior notes, due 2028	11,129	30,000
HEI 6.04% senior notes, due 2028	14,467	39,000
HEI 2.98% senior notes, due 2030	18,548	50,000
HEI 3.15% senior notes, due 2031	18,919	51,000
HEI 2.78% senior notes, due 2031	9,274	25,000
HEI 2.98% senior notes, due 2032	11,129	30,000
HEI 5.43% senior notes, due 2032	27,822	75,000
HEI 6.10% senior notes, due 2033	22,629	61,000
HEI 5.43% senior notes, due 2034	12,984	35,000
HEI 3.74% senior notes, due 2051	7,419	20,000
HEI 3.94% senior notes, due 2052	7,419	20,000
Hamakua Energy 4.02% non-recourse notes, due 2030[2]	—	39,026
Mauo 5.07% non-recourse term loan, due 2034 to 2035[2]	—	20,795
Kaʻieʻie Waho 2.79% non-recourse loan, due 2031[2]	—	8,517
Mahipapa 2.14% non-recourse loan, due 2034 to 2036[3]	—	53,263
Mahipapa 5.625% non-recourse loan, due 2027[3]	—	424
HEI revolving credit facility SOFR + 2.50%, due 2030[4]	20,000	173,000
Less unamortized debt issuance costs and debt discount	(596)	(6,681)
Less current portion long-term debt, net of unamortized debt issuance cost	(124,959)	(109,171)
Long term debt, net	$2,285,016	$2,690,387
1     See components of “Total long-term debt” and unamortized debt issuance costs in Hawaiian Electric and subsidiaries’ Consolidated Statements of Capitalization.
2    The debt of Hamakua Energy, Mauo and Ka’ie’ie Waho was transferred to the buyer as part of the sale of these entities in 2025. See Note 3 for more information.
3    Mahipapa’s non-recourse loans amounting to $54 million, as of December 31, 2025, are classified as “Liabilities held for sale” on the Company’s Consolidated Balance Sheets. See Note 3 for more information.
4     As of December 31, 2025 and 2024, the weighted-average interest rate was 6.32% and 6.89%, respectively. At December 31, 2024, the credit facility’s interest rate was based on term SOFR plus the applicable margin of 1.75%, reduced by a 0.05% sustainability margin adjustment, plus an additional 0.10% spread adjustment.
As of December 31, 2025, the aggregate principal payments required on the Company’s long-term debt for 2026 through 2030 are $125 million in 2026, $100 million in 2027, $139 million in 2028, $35 million in 2029 and $189 million in 2030. As of December 31, 2025, the aggregate payments of principal required on the Utilities’ long-term debt for 2026 through 2030 are $125 million in 2026, $100 million in 2027, $68 million in 2028, $35 million in 2029 and $150 million in 2030.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The HEI senior notes contain customary representation and warranties, affirmative and negative covenants and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable). The HEI senior notes also contain provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s revolving unsecured credit facility, as amended. Upon a change of control or certain dispositions of assets (as defined in the note purchase agreements of the senior notes), HEI is required to offer to prepay the senior notes.
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
Changes in long-term debt. As of December 31, 2025, HEI and Hawaiian Electric were in compliance with all applicable financial covenants.
HEI and Hawaiian Electric’s Credit Facilities. See Note 6 for more information.
HEI senior notes. On April 9, 2025, pursuant to a March 5, 2025 offer tendered to, and accepted by, each holder of its outstanding senior notes issued pursuant to a series of six separate note purchase agreements, HEI repaid a ratable portion of each note using the net cash proceeds from the sale of ASB amounting to $384 million, together with interest accrued amounting to $5 million.
Hawaiian Electric notes. On September 18, 2025, pursuant to the July 24, 2025 PUC approval, Hawaiian Electric issued $500 million in unsecured senior notes with an interest rate of 6.00% (2025 Notes). The 2025 Notes will mature on October 1, 2033. Hawaiian Electric may redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to October 1, 2028 at a redemption price equal to 100% of the aggregate principal amount of the 2025 Notes to be redeemed, plus a “make-whole” amount set forth in the agreement, plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after October 1, 2028, Hawaiian Electric may redeem the 2025 Notes, in whole or in part, at the redemption prices set forth in the agreement plus accrued and unpaid interest, if any, to, but not including, the redemption date. The 2025 Notes contain certain restrictive financial covenants that are substantially the same as the financial covenants of the Utilities’ other unsecured senior notes.
Mahipapa non-recourse loan. In March 2024, a fire destroyed the cooling tower at the Mahipapa facility on Kauai. The fire was ignited from a vendor’s welding activities being performed on the cooling tower during its scheduled maintenance. As a result, the lender granted Mahipapa a deferral of scheduled principal and interest payments March 2024 through December 2025 totaling $10 million. The deferred payments will be repaid in March 2026. The facility was restarted in December 2024. Mahipapa’s non-recourse loans amounting to $54 million as of December 31, 2025, are classified as “Liabilities held for sale” on the Company’s Consolidated Balance Sheets. See Note 3 for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8 · Shareholders’ equity
Reserved shares.  As of December 31, 2025, HEI had a total of 33.2 million of authorized and unissued shares of common stock available for future issuance under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), the HEI 2011 Nonemployee Director Stock Plan, the 2010 Equity and Incentive Plan, as amended, and at-the-market offering program. Under HEI’s at-the-market offering program, HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program.
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of AOCI were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2022	$(328,904)	$1,991	$(9,115)	$(336,028)	$2,861
Current period other comprehensive income (loss) and reclassifications, net of taxes	45,941	(353)	1,090	46,678	(12)
Balance, December 31, 2023	(282,963)	1,638	(8,025)	(289,350)	2,849
Current period other comprehensive income (loss) and reclassifications, net of taxes	1,785	482	917	3,184	(63)
Discontinued operations	281,178	—	8,449	289,627	—
Balance, December 31, 2024	—	2,120	1,341	3,461	2,786
Current period other comprehensive income (loss) and reclassifications, net of taxes	—	(1,520)	1,397	(123)	(146)
Balance, December 31, 2025	$—	$600	$2,738	$3,338	$2,640

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI			Affected line item in the Statement of Income/Balance Sheet
Years ended December 31	2025	2024	2023
(in thousands)
HEI consolidated
Available-for sale investment securities:
Net realized losses on securities included in net income	$—	$—	$10,954	Assets of discontinued operations
Amortization of unrealized holding losses on held-to-maturity securities	—	13,012	14,398	Income (loss) from discontinued operations
Net realized gains on derivatives qualifying as cash flow hedges	(1,031)	(201)	(186)	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net gains recognized during the period in net periodic benefit cost	(2,057)	(1,730)	(1,560)	See Note 11 for additional details
Impact of D&Os of the PUC included in regulatory assets	(74,419)	(63,708)	(8,204)	See Note 11 for additional details
Total reclassifications	$(77,507)	$(52,627)	$15,402
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net gains recognized during the period in net periodic benefit cost	$(2,182)	$(2,035)	$(1,983)	See Note 11 for additional details
Impact of D&Os of the PUC included in regulatory assets	(74,419)	(63,708)	(8,204)	See Note 11 for additional details
Total reclassifications	$(76,601)	$(65,743)	$(10,187)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Utilities’ lease payments for each operating lease agreement were discounted using its estimated unsecured borrowing rates for the appropriate term, reduced for the estimated impact of collateral, which is a reduction of approximately 50 basis points.
The Utilities account for the battery portion of renewable energy plus storage and energy storage PPAs as leases at their commencement dates. As of December 31, 2025, the Utilities recognized additional finance lease liabilities with corresponding ROU assets of $92.4 million, including Hale Kuawehi and Hoohana Solar project that began commercial operations during the year. The timing of the Utilities’ recognition of the expense conforms to ratemaking treatment for the Utilities’ recovery of the cost of electricity and is included in purchased power for the interest and amortization of financing leases related to PPAs. Any material differences between expense recognition and timing of payments are deferred as a regulatory asset or liability in order to match what is being recovered for ratemaking purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts related to the Company’s total lease cost and cash flows arising from lease transactions are as follows:

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2025	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$14,250	$5,180	$19,430	$13,335	$5,180	$18,515
Variable lease cost	5,956	192,360	198,316	5,777	192,360	198,137
Sublease income	(2,972)	—	(2,972)	(2,972)	—	(2,972)
Total operating lease cost	$17,234	$197,540	$214,774	$16,140	$197,540	$213,680
Finance lease costs:
Amortization of right-of-use assets	$446	$23,870	$24,316	$—	$23,870	$23,870
Interest on lease liabilities	22	41,020	41,042	—	41,020	41,020
Total finance lease cost	$468	$64,890	$65,358	$—	$64,890	$64,890
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,017	$5,136	$20,153	$14,131	$5,136	$19,267
Operating cash flows from finance leases	22	40,102	40,124	—	40,102	40,102
Financing cash flows from finance leases	466	9,905	10,371	—	9,905	9,905
Weighted-average remaining lease term (in years):
Operating leases	5.8	2.0	5.2	5.8	2.0	5.2
Finance leases	—	19.4	19.4	—	19.4	19.4
Weighted-average discount rate:
Operating leases	4.19%	8.78%	4.86%	4.21%	8.78%	4.91%
Finance leases	—	8.71%	8.71%	—	8.71%	8.71%

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2024	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$13,736	$4,163	$17,899	$12,821	$4,163	$16,984
Variable lease cost	5,378	222,189	227,567	5,191	222,189	227,380
Sublease income	(3,280)	—	(3,280)	(3,280)	—	(3,280)
Total operating lease cost	$15,834	$226,352	$242,186	$14,732	$226,352	$241,084
Finance lease costs:
Amortization of right-of-use assets	$574	$19,498	$20,072	$—	$19,498	$19,498
Interest on lease liabilities	33	32,344	32,377	—	32,344	32,344
Total finance lease cost	$607	$51,842	$52,449	$—	$51,842	$51,842
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,604	$3,871	$19,475	$14,739	$3,871	$18,610
Operating cash flows from finance leases	33	30,939	30,972	—	30,939	30,939
Financing cash flows from finance leases	559	4,119	4,678	—	4,119	4,119
Weighted-average remaining lease term (in years):
Operating leases	8.2	3.0	7.2	6.4	3.0	5.6
Finance leases	3.7	19.9	19.9	—	19.9	19.9
Weighted-average discount rate:
Operating leases	3.08%	8.78%	4.11%	2.95%	8.78%	4.21%
Finance leases	2.23%	8.50%	8.49%	—	8.50%	8.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2023	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$16,853	$4,071	$20,924	$15,947	$4,071	$20,018
Variable lease cost	5,813	202,556	208,369	5,605	202,556	208,161
Sublease income	(3,031)	—	(3,031)	(3,031)	—	(3,031)
Total operating lease cost	$19,635	$206,627	$226,262	$18,521	$206,627	$225,148
Finance lease costs:
Amortization of right-of-use assets	$390	$5,591	$5,981	$—	$5,591	$5,591
Interest on lease liabilities	32	6,350	6,382	—	6,350	6,350
Total finance lease cost	$422	$11,941	$12,363	$—	$11,941	$11,941
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,560	$4,071	$22,631	$17,729	$4,071	$21,800
Operating cash flows from finance leases	32	6,350	6,382	—	6,350	6,350
Financing cash flows from finance leases	391	3,128	3,519	—	3,128	3,128
Weighted-average remaining lease term (in years):
Operating leases	8.3	4.0	7.6	6.8	4.0	6.3
Finance leases	1.5	20.1	20.0	—	20.1	20.1
Weighted-average discount rate:
Operating leases	3.03%	3.50%	3.11%	2.92%	3.50%	3.03%
Finance leases	3.77%	8.18%	8.18%	—%	8.18%	8.18%

The following table summarizes the maturity of our operating lease liabilities as of December 31, 2025:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	Other leases[1]	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
2026	$16	$5	$21	$15	$5	$20
2027	11	5	16	10	5	15
2028	6	—	6	6	—	6
2029	7	—	7	7	—	7
2030	7	—	7	7	—	7
Thereafter	13	—	13	13	—	13
Total lease payments	60	10	70	58	10	68
Less: Imputed interest	(8)	(1)	(9)	(7)	(1)	(8)
Total present value of lease payments	$52	$9	$61	$51	$9	$60
1Amounts do not include $6 million of operating lease liabilities related to Mahipapa leases which are included in “Liabilities held for sale” in the Company’s Consolidated Balance Sheets as of December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the maturity of our finance lease liabilities for PPAs as of December 31, 2025:

	HEI consolidated	Hawaiian Electric consolidated
(in millions)	PPAs classified as leases	PPAs classified as leases
2026	$55	$55
2027	55	55
2028	55	55
2029	55	55
2030	55	55
Thereafter	793	793
Total lease payments	1,068	1,068
Less: Imputed interest	(551)	(551)
Total present value of lease payments	$517	$517

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
The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the year the related revenues are recognized. For 2025, 2024 and 2023, the Utilities’ revenues include recovery of revenue taxes of approximately $273 million, $285 million and $291 million, respectively, which amounts are in “Taxes, other than income taxes” expense. However, the Utilities pay revenue taxes to the taxing authorities based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year end. As of December 31, 2025 and 2024, the Utilities had recorded $169 million and $178 million, respectively, in “Taxes accrued, including revenue taxes” on the Utilities’ consolidated balance sheet for amounts previously collected from customers or accrued for public service company taxes and PUC fees, net of amounts paid to the taxing authorities. Such amounts will be used to pay public service company taxes and PUC fees owed for the following year.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue disaggregation. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Year ended December 31, 2025
(in thousands)	Electric utility	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$992,367	$—	$992,367
Electric energy sales - commercial	971,816	—	971,816
Electric energy sales - large light and power	1,079,522	—	1,079,522
Electric energy sales - other	17,970	—	17,970
Other sales	—	13,669	13,669
Total revenues from contracts with customers	3,061,675	13,669	3,075,344
Revenues from other sources
Regulatory revenue	(29,471)	—	(29,471)
Other	38,978	2,045	41,023
Total revenues from other sources	9,507	2,045	11,552
Total revenues	$3,071,182	$15,714	$3,086,896
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$3,061,675	$13,669	$3,075,344

	Year ended December 31, 2024
(in thousands)	Electric utility	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$1,012,620	$—	$1,012,620
Electric energy sales - commercial	1,013,189	—	1,013,189
Electric energy sales - large light and power	1,123,884	—	1,123,884
Electric energy sales - other	18,682	—	18,682
Other sales	—	11,923	11,923
Total revenues from contracts with customers	3,168,375	11,923	3,180,298
Revenues from other sources
Regulatory revenue	(2,566)	—	(2,566)
Other	40,891	1,227	42,118
Total revenues from other sources	38,325	1,227	39,552
Total revenues	$3,206,700	$13,150	$3,219,850
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$3,168,375	$11,923	$3,180,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended December 31, 2023
(in thousands)	Electric utility	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$1,026,321	$—	$1,026,321
Electric energy sales - commercial	1,044,045	—	1,044,045
Electric energy sales - large light and power	1,141,128	—	1,141,128
Electric energy sales - other	19,471	—	19,471
Other sales	—	17,540	17,540
Total revenues from contracts with customers	3,230,965	17,540	3,248,505
Revenues from other sources
Regulatory revenue	3,708	—	3,708
Other	34,848	442	35,290
Total revenues from other sources	38,556	442	38,998
Total revenues	$3,269,521	$17,982	$3,287,503
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$3,230,965	$17,540	$3,248,505
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2025 and 2024. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as “Accounts receivable and unbilled revenues, net” on HEI’s consolidated balance sheets and “Customer accounts receivable, net” and “Accrued unbilled revenues, net” on Hawaiian Electric’s consolidated balance sheets.
As of December 31, 2025, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The PUC allowed the Utilities to adopt pension and OPEB tracking mechanisms in previous rate cases. The amount of the net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) to be recovered in rates is established by the PUC in each rate case or as allowed under the PBR Framework (see “Regulatory proceedings” in Note 4). Under the Utilities’ tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over five years beginning with the respective utility’s next rate case. Accordingly, all retirement benefit expenses (except for executive life and nonqualified pension plan expenses, which amounted to $1.0 million and $0.9 million in 2025 and 2024, respectively) determined in accordance with GAAP will be recovered.
Under the tracking mechanisms, amounts that would otherwise be recorded in AOCI (excluding amounts for executive life and nonqualified pension plans), net of taxes, as well as other pension and OPEB charges, are allowed to be reclassified as a regulatory asset, as those costs will be recovered in rates through the NPPC and NPBC in the future. The Utilities have reclassified to a regulatory asset/(liability) charges for retirement benefits that would otherwise be recorded in AOCI (amounting to the elimination of a potential adjustment to AOCI of $(100.2) million pretax and $(85.8) million pretax for 2025 and 2024, respectively).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Defined benefit pension and other postretirement benefit plans information.  The changes in the obligations and assets of the Company’s and Utilities’ retirement benefit plans and the changes in AOCI (gross) for 2025 and 2024 and the funded status of these plans and amounts related to these plans reflected in the Company’s and Utilities’ consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	2025		2024
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
HEI consolidated
Benefit obligation, January 1- continuing operations	$1,893,577	$131,903	$1,951,821	$142,909
Benefit obligation, January 1- discontinued operations	—	—	81,157	434
Benefit obligation, January 1	1,893,577	131,903	2,032,978	143,343
Service cost	41,064	988	45,821	1,112
Interest cost	107,502	7,291	101,882	7,365
Actuarial loss (gain)	22,531	(745)	(106,453)	(9,913)
Participants contributions	—	3,625	—	4,024
Benefits paid and expenses	(103,823)	(13,083)	(99,494)	(13,594)
Change in projected benefit obligations - discontinued operations	—	—	(81,157)	(434)
Benefit obligation, December 31	1,960,851	129,979	1,893,577	131,903
Fair value of plan assets, January 1 - continuing operations	1,888,853	217,890	1,871,872	207,372
Fair value of plan assets, January 1 - discontinued operations	—	—	101,667	—
Fair value of plan assets, January 1	1,888,853	217,890	1,973,539	207,372
Actual return on plan assets	243,337	32,782	105,938	19,438
Employer contributions	11,573	—	8,778	—
Participants contributions	—	3,625	—	4,024
Benefits paid and expenses	(102,067)	(12,394)	(97,735)	(12,944)
Change in plan assets - discontinued operations	—	—	(101,667)	—
Fair value of plan assets, December 31	2,041,696	241,903	1,888,853	217,890
Accrued benefit asset (liability), December 31	$80,845	$111,924	$(4,724)	$85,987
Defined benefit pension and other postretirement benefit plans asset	$106,285	$112,926	$20,269	$87,066
Other liabilities (short-term)	(1,793)	(1,002)	(1,780)	(1,079)
Defined benefit plans liability	(23,647)	—	(23,213)	—
Accrued benefit asset (liability), December 31	$80,845	$111,924	$(4,724)	$85,987
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$(963)	$(61,979)	$85,262	$(49,618)
Recognized during year – net actuarial gain (loss)	(283)	3,052	(359)	2,898
Occurring during year – net actuarial gain	(85,398)	(19,486)	(73,969)	(15,401)
Adjustment from discontinued operations	—	—	(11,897)	142
AOCI credit before cumulative impact of PUC D&Os, December 31	(86,644)	(78,413)	(963)	(61,979)
Cumulative impact of PUC D&Os	90,015	71,355	5,999	55,140
AOCI debit/(credit), December 31	$3,371	$(7,058)	$5,036	$(6,839)
Net actuarial gain	$(86,644)	$(78,413)	$(963)	$(61,979)
AOCI credit before cumulative impact of PUC D&Os, December 31	(86,644)	(78,413)	(963)	(61,979)
Cumulative impact of PUC D&Os	90,015	71,355	5,999	55,140
AOCI debit/(credit), December 31	3,371	(7,058)	5,036	(6,839)
Income taxes (benefits)	(868)	1,818	(1,297)	1,761
AOCI debit/(credit), net of taxes (benefits), December 31	$2,503	$(5,240)	$3,739	$(5,078)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2025		2024
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Hawaiian Electric consolidated
Benefit obligation, January 1	$1,830,454	$126,088	$1,888,463	$136,572
Service cost	40,086	976	44,669	1,096
Interest cost	103,947	6,949	98,492	7,039
Actuarial loss (gain)	21,825	(937)	(104,692)	(9,688)
Participants contributions	—	3,568	—	3,951
Benefits paid and expenses	(99,713)	(12,507)	(95,785)	(12,835)
Transfers	—	—	(693)	(47)
Benefit obligation, December 31	1,896,599	124,137	1,830,454	126,088
Fair value of plan assets, January 1	1,843,676	214,743	1,827,285	204,140
Actual return on plan assets	237,568	32,331	103,457	19,299
Employer contributions	11,439	—	8,733	—
Participants contributions	—	3,568	—	3,951
Benefits paid and expenses	(99,199)	(12,098)	(95,261)	(12,600)
Other	—	—	(538)	(47)
Fair value of plan assets, December 31	1,993,484	238,544	1,843,676	214,743
Accrued benefit asset, December 31	$96,885	$114,407	$13,222	$88,655
Defined benefit pension and other postretirement benefit plans asset	$104,308	$115,169	$20,164	$88,655
Other liabilities (short-term)	(514)	(762)	(514)	—
Defined benefit plans liability	(6,909)	—	(6,428)	—
Accrued benefit asset, December 31	$96,885	$114,407	$13,222	$88,655
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$(3,975)	$(60,915)	$69,339	$(48,510)
Recognized during year – net actuarial gain (loss)	(108)	3,047	(99)	2,840
Occurring during year – net actuarial gain	(83,555)	(19,419)	(73,215)	(15,245)
AOCI credit before cumulative impact of PUC D&Os, December 31	(87,638)	(77,287)	(3,975)	(60,915)
Cumulative impact of PUC D&Os	90,015	71,355	5,999	55,140
AOCI debit/(credit), December 31	$2,377	$(5,932)	$2,024	$(5,775)
Net actuarial gain	$(87,638)	$(77,287)	$(3,975)	$(60,915)
AOCI credit before cumulative impact of PUC D&Os, December 31	(87,638)	(77,287)	(3,975)	(60,915)
Cumulative impact of PUC D&Os	90,015	71,355	5,999	55,140
AOCI debit/(credit), December 31	2,377	(5,932)	2,024	(5,775)
Income taxes (benefits)	(612)	1,527	(522)	1,487
AOCI debit/(credit), net of taxes (benefits), December 31	$1,765	$(4,405)	$1,502	$(4,288)
Pension benefits. In 2025, the actual return on plan assets, offset by actuarial loss due to demographic experience, including any assumption changes, further improved the funded position.
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
Other benefits. In 2025, the actual return on plan assets and the actuarial gains due to demographic experience, including any assumption changes, further improved the funded position. The most impactful assumption change was the expected future claims costs increasing less than expected.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The dates used to determine retirement benefit measurements for the defined benefit plans and OPEB were December 31 of 2025, 2024 and 2023.
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
The asset allocation of defined benefit retirement plans to equity and fixed income securities (excluding cash) and related investment policy targets and ranges were as follows:

	Pension benefits				Other benefits
			Investment policy				Investment policy
December 31,	2025	2024	Target	Range[1]	2025	2024	Target	Range[1]
Assets held by category
U.S. equity securities	47%	48%	46%	8-100%	53%	54%	54%	14-100%
Non-U.S equity securities	19	19	17	0-37%	22	21	20	0-40%
Fixed income securities	30	30	32	11-51%	25	25	26	6-46%
Private equity	4	3	5	0-10%	—	—	—	—
	100%	100%	100%		100%	100%	100%
1    As of December 31, 2025 and 2024, the broad range for equity securities is a minimum of 43% and a maximum of 83%, for pension benefits and a minimum of 54% and maximum of 94%, for other benefits.
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
The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2025 and 2024.
Equity securities, equity index fund, exchange-traded funds and U.S. Treasury fixed income securities (Level 1).  Equity securities, equity index fund, exchange-traded funds and U.S. Treasury fixed income securities are valued at the closing price reported on the active market on which the individual securities or funds are traded.
Fixed income securities (Level 2).  Fixed income, other than those issued by the U.S. Treasury, are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets held in various trusts for the retirement benefit plans are measured at fair value on a recurring basis and were as follows:

	Pension benefits			Other benefits
		Fair value measurements using			Fair value measurements using
(in millions)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
2025
U.S. equity securities	$437	$437	$—	$49	$49	$—
Non-U.S. equity securities	23	23	—	3	3	—
U.S. equity index and exchange-traded funds (ETFs)	487	487	—	69	69	—
Non-U.S. equity index and ETFs	356	356	—	48	48	—
Total equity investments	1,303	1,303	—	169	169	—
Fixed income securities	596	397	199	56	24	32
Private equity at net asset value (NAV)	78	—	—	1	—	—
Cash equivalents, fund and at NAV	62	—	—	15	—	—
Total	2,039	$1,700	$199	241	$193	$32
Cash, receivables and payables, net	3			1
Fair value of plan assets	$2,042			$242
2024
U.S. equity securities	$403	$403	$—	$48	$48	$—
Non-U.S. equity securities	20	20	—	2	2	—
U.S. equity index and ETFs	484	484	—	63	63	—
Non-U.S. equity index and ETFs	326	326	—	41	41	—
Total equity investments	1,233	1,233	—	154	154	—
Fixed income securities	546	401	145	52	22	30
Private equity at NAV	63	—	—	1	—	—
Cash equivalents, fund and at NAV	45	—	—	10	10	—
Total	1,887	$1,634	$145	217	$186	$30
Cash, receivables and payables, net	2			1
Fair value of plan assets	$1,889			$218
The fair value of investments measured at NAV presented in the table above is intended to permit reconciliation to the fair value of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table represents assets measured at NAV.

	Pension benefits			Other benefits
Measured at NAV	December 31	Redemption frequency	Redemption notice period	December 31	Redemption frequency	Redemption notice period
(in millions)
2025
Private equity (a)	$78	NA	NA	$1	NA	NA
Cash equivalents (b)	62	Daily	0-1 day	15	Daily	0-1 day
	$140			$16
2024
Private equity (a)	63	NA	NA	1	NA	NA
Cash equivalents (b)	45	Daily	0-1 day	—	Daily	0-1 day
	$108			$1
NA Not applicable
None of the investments presented in the tables above have unfunded commitments, other than private equity disclosed in (a) below.
(a)     Represents investment in a private equity fund. The fund is valued as reported by the General Partner, based on the valuation of the underlying investments. As of December 31, 2025 and 2024, the unfunded commitment of the private equity fund was $107 million and $122 million, respectively. The fund does not allow redemptions but may be dissolved with six months written notice. The termination date of the fund is November 1, 2100, unless dissolved earlier.
(b)     Represents investments in cash equivalent funds. These funds invest primarily in U.S. government or its agency securities, repurchase agreements collateralized by securities issued by U.S. government or its agencies and or cash, and cash.
The following weighted-average assumptions were used in the accounting for the plans:

	Pension benefits			Other benefits
December 31	2025	2024	2023	2025	2024	2023
Benefit obligation
Discount rate	5.78%	5.77%	5.35%	5.67%	5.72%	5.39%
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
Net periodic pension/benefit cost (years ended)
Discount rate	5.77	5.35	5.67	5.72	5.39	5.66
Expected return on plan assets (gross return)	7.25	7.25	7.25	7.25	7.25	7.25
Rate of compensation increase[1]	3.5	3.5	3.5	NA	NA	NA
NA  Not applicable
1     HEI and the Utilities use a graded rate of compensation increase assumption based on age. The rate provided above is an average across all future years of service for the current population.
The Company and the Utilities based their selection of an assumed discount rate for 2026 NPPC and NPBC and December 31, 2025 disclosure on a cash flow matching analysis that utilized bond information provided by Bloomberg for all high quality bonds (generally rated Aa or better) as of December 31, 2025. In selecting the expected rate of return on plan assets for 2026 NPPC and NPBC, HEI and the Utilities considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the plans’ asset allocations, industry and corporate surveys and the past performance of the plans’ assets in selecting 7.25%. For 2025, retirement benefit plans’ assets of the Company and the Utilities both had a net gain of 14.0%.
As of December 31, 2025, the assumed health care trend rates for 2026 and future years were as follows: medical pre-65, 6.75% grading down to 5% for 2032 and thereafter; medical post-65, 6.25%, grading down to 5% for 2030 and thereafter; dental, 5%; and vision, 4%. As of December 31, 2024, the assumed health care trend rates for 2025 and future years were as follows: medical pre-65, 7% grading down to 5% for 2032 and thereafter; medical post-65, 6.5%, grading down to 5% for 2030 and thereafter; dental, 5%; and vision, 4%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of NPPC and NPBC were as follows:

	Pension benefits			Other benefits
(in thousands)	2025	2024	2023	2025	2024	2023
HEI consolidated
Service cost	$41,064	$45,821	$45,228	$988	$1,112	$1,430
Interest cost	107,502	101,882	98,606	7,291	7,365	8,497
Expected return on plan assets	(135,408)	(138,422)	(135,189)	(14,042)	(13,950)	(13,648)
Amortization of net prior service gain	—	—	—	—	—	(875)
Amortization of net actuarial losses (gains)	283	359	182	(3,053)	(2,898)	(1,865)
Net periodic pension/benefit cost	13,441	9,640	8,827	(8,816)	(8,371)	(6,461)
Impact of PUC D&Os	67,731	71,448	71,905	8,250	7,769	5,846
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$81,172	$81,088	$80,732	$(566)	$(602)	$(615)
Hawaiian Electric consolidated
Service cost	$40,086	$44,669	$44,143	$976	$1,096	$1,415
Interest cost	103,947	98,492	95,351	6,949	7,039	8,143
Expected return on plan assets	(132,188)	(135,095)	(131,962)	(13,849)	(13,742)	(13,442)
Amortization of net prior service gain	—	—	—	—	—	(872)
Amortization of net actuarial losses (gains)	108	99	28	(3,047)	(2,840)	(1,827)
Net periodic pension/benefit cost	11,953	8,165	7,560	(8,971)	(8,447)	(6,583)
Impact of PUC D&Os	67,731	71,448	71,905	8,250	7,769	5,846
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$79,684	$79,613	$79,465	$(721)	$(678)	$(737)
The Company recorded pension expense of $47 million, $47 million and $43 million in 2025, 2024 and 2023, respectively, and OPEB income of $(0.1) million, $(0.2) million and $(0.1) million in 2025, 2024 and 2023, respectively, and charged the remaining amounts primarily to electric utility plant. The Utilities recorded pension expense of $45 million, $45 million and $42 million, respectively, and OPEB income of $(0.3) million in each of 2025, 2024 and 2023, and charged the remaining amounts primarily to electric utility plant.
Additional information on the defined benefit pension plans’ accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), and pension plans with ABOs and PBOs in excess of plan assets as of December 31, 2025 and 2024 were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2025	2024	2025	2024
(in billions)
Defined benefit pension plans - ABOs[1]	$1.8	$1.7	$1.7	$1.7
Defined benefit pension plans with PBOs in excess of plan assets[2]
PBOs	—	1.9	—	—
Fair value of plan assets	—	1.9	—	—
1 There are no defined benefit pension plans with ABOs in excess of fair value of plan assets.
2 As of December 31, 2025, HEI’s defined benefit pension plans do not have PBOs in excess of fair value of plan assets. As of December 31, 2025 and 2024, Hawaiian Electric’s defined benefit pension plans do not have PBOs in excess of fair value of plan assets.
HEI consolidated. The Company estimates that the cash funding for the qualified defined benefit pension plans in 2026 will be $13 million, which will fully satisfy the ERISA minimum required contribution, the requirements of the Utilities’ pension tracking mechanisms and the plan’s funding policy. The Company’s current estimate of contributions to its other postretirement benefit plans in 2026 is nil.
As of December 31, 2025, the benefits expected to be paid under all retirement benefit plans in 2026, 2027, 2028, 2029, 2030 and 2031 through 2035 amount to $116 million, $119 million, $123 million, $126 million, $130 million and $700 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Hawaiian Electric consolidated. The Utilities estimate that the cash funding for the qualified defined benefit pension plan in 2026 will be $13 million, which will fully satisfy the ERISA minimum required contribution, the requirements of the pension tracking mechanisms and the Plan’s funding policy. The Utilities’ current estimate of contributions to its other postretirement benefit plans in 2026 is nil.
As of December 31, 2025, the benefits expected to be paid under all retirement benefit plans in 2026, 2027, 2028, 2029, 2030 and 2031 through 2035 amounted to $111 million, $115 million, $118 million, $121 million, $125 million and $675 million, respectively.
Defined contribution plans information.  For 2025, 2024 and 2023, the Company’s expense and cash contributions for its defined contribution plans under the HEIRSP was $9 million, $8 million and $6 million, respectively. Included in the 2025, 2024 and 2023 amounts are non-elective employer contributions for the Utilities and HEI employees first hired on or after January 1, 2022, equal to 10% of those new employees’ annual compensation. For 2025, 2024 and 2023 the Utilities’ expense and cash contributions for its defined contribution plan under the HEIRSP was $8 million, $7 million and $6 million, respectively.

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
As of December 31, 2025, approximately 2.5 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 1.2 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Restricted stock units awarded under the EIP in 2023 will vest and be issued in unrestricted stock in three equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become vested for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividend equivalent rights are accrued and are paid at the end of the restriction period when the associated restricted stock units vest.
Stock performance awards granted under the 2025-27, 2024-26 and 2023-25 long-term incentive plans (LTIP) entitle the grantee to shares of common stock with dividend equivalent rights once service conditions and performance conditions are satisfied at the end of the three-year performance period. LTIP awards are forfeited for terminations of employment during the performance period, except that pro-rata participation is provided for terminations due to death, disability and retirement based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the stock performance awards portion of the LTIP has been recognized in accordance with the fair-value-based measurement method of accounting for performance shares.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI and its principal subsidiaries. As of December 31, 2025, there were 41,964 shares remaining available for future issuance under the 2011 Director Plan. After all of the shares remaining under the 2011 Director Plan have been issued or reserved for issuance, nonemployee director grants of common stock will be made under the EIP, which was amended in 2024 to provide for nonemployee director grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Share-based compensation expense and the related income tax benefit from continuing operations were as follows:

(in millions)	2025	2024	2023
HEI consolidated
Share-based compensation expense[1]	$3.4	$3.6	$6.8
Income tax benefit	0.5	0.3	1.4
Hawaiian Electric consolidated
Share-based compensation expense[1]	1.9	1.8	3.3
Income tax benefit	0.4	0.2	0.8
1For 2025, 2024 and 2023, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

(dollars in millions)	2025	2024	2023
Shares granted	126,213	—	40,450
Fair value	$1.3	$—	$1.5
Income tax benefit	0.3	—	0.4
The number of shares issued to each nonemployee director of HEI and its principal subsidiaries is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2025		2024		2023
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	65,628	$42.09	189,024	$41.23	182,528	$39.75
Granted	—	—	—	—	100,088	42.41
Vested	(42,452)	41.92	(98,084)	40.43	(84,794)	39.41
Cancelled (2)	—	—	(24,241)	42.06	—	—
Forfeited	(1,004)	42.41	(1,071)	41.97	(8,798)	41.63
Outstanding, December 31	22,172	$42.41	65,628	$42.09	189,024	$41.23
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$4.2
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
(2)Represents activity of discontinued operations.
For 2025, 2024 and 2023, total restricted stock units and related dividends that vested had a fair value of $0.5 million, $1.4 million and $3.7 million, respectively, and the related tax benefits were $0.1 million, $0.3 million and $0.8 million, respectively.
As of December 31, 2025, there was $0.1 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 0.1 years.
Long-term incentive plan payable in stock.  The 2023-25, 2024-26 and 2025-27 LTIPs provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 220% of the number of target shares, depending on the achievement of the goals. The 2023-25 and 2024-26 LTIP performance goals include a market condition goal. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Peer Group (the Company's compensation peer group consisting of companies in the EEI Index and approved by the Company's Compensation and Human Capital Management Committee), in each case over the relevant three-year period. The other performance condition goals relate to cumulative EPS and return on average common equity (ROACE) and Hawaiian Electric’s net income growth, ROACE, carbon emissions reduction, credit rating, public safety, funds from operations to total adjusted debt ratio and customer experience. The 2025-27 LTIP includes other performance goals (described above) and a relative TSR payout modifier, which may adjust the payout shares based on the relative TSR result. The relative TSR modifier is based on HEI’s TSR compared to the Peer Group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
LTIP linked to TSR (payout modifier for 2025-27 LTIP and performance goal).  Information about HEI’s LTIP grants linked to TSR was as follows:

	2025		2024		2023
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	98,441	$31.36	76,477	$50.11	71,574	$47.67
Granted	462,313	11.25	62,152	17.28	27,123	55.98
Vested (issued or unissued and cancelled)	(17,287)	54.92	(28,577)	41.12	(18,691)	48.62
Cancelled (2)	—	—	(10,821)	55.46	—	—
Forfeited	—	—	(790)	55.64	(3,529)	53.72
Outstanding, December 31	543,467	$13.50	98,441	$31.36	76,477	$50.11
Total weighted-average grant-date fair value of shares granted (in millions)	$5.2		$1.1		$1.5
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2025	2024	2023
Risk-free interest rate	4.37%	4.25%	4.19%
Expected life in years	3	3	3
Expected volatility	64.7%	52.5%	33.1%
Range of expected volatility for Peer Group	15.3% to 64.7%	12.3% to 52.5%	28.7% to 38.8%
Grant date fair value (per share) (HEI)	$11.39	$17.28	$55.98
Grant date fair value (per share) (Hawaiian Electric)	$11.12	$17.28	$55.98
There were no share-based LTIP awards linked to TSR with a vesting date in 2025, 2024 and 2023.
As of December 31, 2025, there was $3.8 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.9 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2025		2024		2023
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	438,967	$18.17	327,085	$39.44	309,589	$39.50
Granted	—	—	362,963	13.09	108,499	42.41
Vested	—	—	(113,118)	34.93	(62,778)	48.07
Increase above target/(cancelled) due to performance	(76,004)	42.41	(91,521)	41.31	(13,153)	36.59
Cancelled (2)	—	—	(43,277)	41.86	—	—
Forfeited	—	—	(3,165)	42.06	(15,072)	42.19
Outstanding, December 31	362,963	$13.09	438,967	$18.17	327,085	$39.44
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$4.8		$4.6
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
(2)Represents activity of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2025. For 2024 and 2023, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and $2.9 million, respectively, and the related tax benefits were $0.3 million and $0.6 million, respectively.
As of December 31, 2025, there was $1.6 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.0 year.

Note 13 · Income taxes
The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025.
The following table presents required disclosure pursuant to ASU 2023-09 for the year ended December 31, 2025. The components of income taxes attributable to income (loss) from continuing operations were as follows:

	HEI consolidated	Hawaiian Electric consolidated
Year ended December 31	2025	2025
(in thousands)
US Income from continuing operations before income tax expense	$166,929	$220,588
Current tax expense (benefit)
US federal	$44,092	$44,958
US state	7,186	10,317
Total current tax expense	$51,278	$55,275
Deferred tax expense (benefit)
US federal	(13,533)	(8,692)
US federal deferred tax credits	—	—
US state	2,903	2,450
US state deferred tax credits	—	—
Total deferred tax benefit	$(10,630)	$(6,242)
Total income tax expense
US federal	$30,559	$36,266
US federal deferred tax credits	—	—
US state	10,089	12,767
US state deferred tax credits	—	—
Total income tax expense	$40,648	$49,033

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the required disclosures prior to our adoption of ASU 2023-09. The components of income taxes attributable to income (loss) from continuing operations for common stock were as follows:

	HEI consolidated		Hawaiian Electric consolidated
Years ended December 31	2024	2023	2024	2023
(in thousands)
Federal
Current	$13,220	$22,206	$34,216	$40,365
Deferred	(376,141)	1,951	(373,316)	(3,444)
Deferred tax credits, net	—	52	—	22
	(362,921)	24,209	(339,100)	36,943
State
Current	2,009	2,924	7,864	9,367
Deferred	(110,050)	7,401	(108,311)	4,883
Deferred tax credits, net	—	—	—	—
	(108,041)	10,325	(100,447)	14,250
Total	$(470,962)	$34,534	$(439,547)	$51,193
A reconciliation of the amount of income taxes computed at the federal statutory rate to the amount provided in the consolidated statements of income after the adoption of ASU 2023-09 is as follows:

	HEI consolidated		Hawaiian Electric consolidated
Year ended December 31	2025		2025
	Amount	Percentage	Amount	Percentage
($ in thousands)
US federal statutory income tax rate	$35,055	21.0%	$46,323	21.0%
State of Hawaii income taxes, net of federal effect	7,858	4.7%	9,917	4.5%
Federal tax credits
Investment tax credits	5,221	3.2%	—	—%
Other federal tax credits	(87)	(0.1%)	(87)	—%
Changes in valuation allowances	(633)	(0.4%)	—	—%
Nontaxable and nondeductible items	1,549	0.9%	553	0.3%
Changes in unrecognized tax benefits	18	—%	18	—%
Other Adjustments
Net deferred tax asset (liability) adjustment related to the Tax Act	(5,565)	(3.2%)	(5,565)	(2.6%)
Other	(2,768)	(1.7%)	(2,126)	(1.0%)
Total income taxes	$40,648	24.4%	$49,033	22.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the amount of income taxes computed at the federal statutory rate to the amount provided in the consolidated statements of income for years prior to the adoption of ASU 2023-09 is as follows:

	HEI consolidated		Hawaiian Electric consolidated
Years ended December 31	2024	2023	2024	2023
(in thousands)
Amount at the federal statutory income tax rate	$(376,235)	$38,283	$(349,423)	$51,899
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(85,483)	7,989	(79,487)	11,097
Net deferred tax asset (liability) adjustment related to the Tax Act	(6,200)	(7,316)	(6,200)	(7,316)
Tax credits, net	(2,987)	(2,251)	(2,987)	(2,251)
Other, net	(57)	(2,171)	(1,450)	(2,236)
Total	$(470,962)	$34,534	$(439,547)	$51,193
Effective income tax rate (%)	26.3	18.9	26.4	20.7
The tax effects of book and tax basis differences that give rise to deferred tax assets and liabilities were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2025	2024	2025	2024
(in thousands)
Deferred tax assets
Wildfire tort-related claims	$483,749	$483,749	$483,749	$483,749
Regulatory liabilities, excluding amounts attributable to property, plant and equipment	73,204	76,765	73,204	76,765
Lease liabilities	150,477	130,556	148,736	128,610
Retirement benefits	61,819	45,879	57,077	40,568
Revenue taxes	45,769	48,379	45,769	48,379
Capital loss carryforward	66,068	66,430	—	—
Other[1]	36,015	35,827	23,384	22,387
Total deferred income tax assets	917,101	887,585	831,919	800,458
Valuation allowances	(73,118)	(73,459)	—	—
Total deferred income tax assets, net	843,983	814,126	831,919	800,458
Deferred tax liabilities
Property, plant and equipment related	545,969	542,109	541,279	532,257
Lease right-of-use assets	150,400	130,483	148,736	128,610
Regulatory assets, excluding amounts attributable to property, plant and equipment	21,575	21,678	21,575	21,678
Other	53,186	47,148	52,979	46,330
Total deferred income tax liabilities	771,130	741,418	764,569	728,875
Net deferred income tax asset (liability)	$72,853	$72,708	$67,350	$71,583
1     As of December 31, 2025 and 2024, HEI consolidated has deferred tax assets of $2.0 million and $3.8 million, respectively, relating to the benefit of state tax credit carryforwards of $2.6 million and $5.2 million, respectively. These state tax credit carryforwards primarily relate to the West Loch PV project that do not expire.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not the Company and the Utilities will realize substantially all of the benefits of the deferred tax assets, excluding the capital loss from the sale of ASB. As of December 31, 2025 and 2024, valuation allowances for deferred tax benefits were $73.1 million and $73.5 million, respectively, recorded on HEI consolidated related to the capital loss from the sale of ASB and the book/tax difference in equity basis of retained ASB stock. Since capital losses can only be offset against capital gains, the Company believes that it is more likely than not that the tax benefit from ASB's capital loss will not be realized. This is due to the lack of expected capital gains and no tax strategies in place to generate capital gains before the loss expires. As a result, a valuation allowance was established. The Utilities are included in the consolidated federal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
and Hawaii income tax returns of HEI and are subject to the provisions of HEI’s tax sharing agreement, which determines each subsidiary’s (or subgroup’s) income tax return liabilities and refunds on a standalone basis as if it filed a separate return (or subgroup consolidated return).
The following is a reconciliation of the Company’s liability for unrecognized tax benefits for 2025, 2024 and 2023.

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2025	2024	2023	2025	2024	2023
Unrecognized tax benefits, January 1	$12.5	$27.7	$30.6	$5.2	$15.6	$11.7
Additions based on tax positions taken during the year	—	0.7	0.5	—	—	0.3
Reductions based on tax positions taken during the year	—	(0.1)	—	—	—	—
Additions for tax positions of prior years	0.2	1.5	3.8	0.2	1.5	3.7
Reductions for tax positions of prior years	(3.3)	(4.6)	(7.2)	—	(0.6)	(0.1)
Lapses of statute of limitations	—	(1.9)	—	—	(0.5)	—
Settlement	—	(10.8)	—	—	(10.8)	—
Unrecognized tax benefits, December 31	$9.4	$12.5	$27.7	$5.4	$5.2	$15.6
The Company currently has no open Internal Revenue Service income tax audits. The Company was notified on January 12, 2026, that its Hawaii State income tax returns for tax years 2022 through 2024 were selected for audit.
At December 31, 2025 and 2024, there were $5.4 million and $5.2 million of unrecognized tax benefits, respectively, that, if recognized, would affect the Company’s and Utilities’ annual effective tax rate.
Based on information currently available, the Company and the Utilities believe these accruals have adequately provided for potential income tax issues with federal and state tax authorities, and that the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.
Tax years post 2021 remains open under Federal and Hawaii statues of limitations.
HEI consolidated. The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense, net” and penalties, if any, in operating expenses. In 2025, 2024 and 2023, the Company recognized approximately $0.8 million, $0.3 million and $1.3 million, respectively, in interest expense. The Company had $3.1 million and $2.3 million of interest accrued as of December 31, 2025 and 2024, respectively.
Hawaiian Electric consolidated. The Utilities recognize interest accrued related to unrecognized tax benefits in “Interest expense and other charges, net” and penalties, if any, in operating expenses. In 2025, 2024 and 2023, the Utilities recognized approximately $0.1 million, $0.3 million and $0.1 million in interest expense, respectively. The Utilities had $0.2 million and $0.1 million of interest accrued as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, the disclosures above present the Company’s and the Utilities’ accruals for potential tax liabilities, which involve management’s judgment regarding the likelihood of the benefits being sustained under governmental review.
Tax developments. In 2025, federal tax legislation, commonly referred to as the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions, was signed into law in the United States on July 4, 2025. The Company recognized the impacts of the 2025 provisions including the timing of deductions for research and experimentation costs. The Company will continue to assess the legislation’s impact on future reporting periods but the legislation is not expected to have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14 · Cash flows

Years ended December 31	2025	2024	2023
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Activities from continuing operations:
Interest paid to non-affiliates, net of amounts capitalized	$102	$131	$109
Interest paid on finance lease obligations	40	31	6
Federal income taxes paid, net of refunds	40	32	24
State of Hawaii income taxes refunded, net of payments (including refundable credits)	3	—	1
Activities from discontinued operations:
Interest paid to non-affiliates, net of amounts capitalized	—	121	61
Federal income taxes paid, net of refunds	—	2	4
Hawaiian Electric consolidated
Interest paid to non-affiliates, net of amounts capitalized	78	88	74
Interest paid on finance lease obligations	40	31	6
Federal income taxes paid, net of refunds	40	52	30
State of Hawaii income taxes paid, net of refunds (including refundable credits)	2	7	7
Supplemental disclosures of noncash activities
HEI consolidated
Activities from continuing operations:
Property, plant and equipment-Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	64	43	43
Common stock dividends reinvested in HEI common stock (financing) [1]	—	—	5
Right-of-use assets obtained in exchange for operating lease obligations (investing)	12	2	—
Debt assumed by buyer - sale of subsidiaries (financing)	67	—	—
Common stock issued (gross) for nonemployee director and executive/management compensation (financing)[1]	2	2	6
Right-of-use assets obtained in exchange for finance lease obligations (financing)	92	106	294
Activities from discontinued operations:
Sale of ASB (investing/financing) (see Note 5)	—	508	—
Loans transferred from held for investment to held for sale (investing)	—	29	106
Transfer of retail repurchase agreements to deposit liabilities (financing)	—	—	98
Obligations to fund low income housing investments, net (investing)	—	—	18
Common stock issued (gross) for nonemployee director and executive/management compensation (financing)[1]	—	1	2
Right-of-use assets obtained in exchange for operating lease obligations (investing)	—	5	1
Hawaiian Electric consolidated
Electric utility property, plant and equipment-Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	64	42	42
Right-of-use assets obtained in exchange for operating lease obligations (investing)	12	2	—
Right-of-use assets obtained in exchange for finance lease obligations (financing)	92	105	294
Capital contribution from parent of a membership interest in an unconsolidated affiliate (financing)	287	—	—
HEI Consolidated and Hawaiian Electric consolidated
Estimated fair value of noncash contributions in aid of construction (investing)	9	19	21
Reduction of long-term debt from funds previously transferred for repayment (financing)	47	—	—
1    The amounts shown represent the market value of common stock issued for nonemployee director and executive/management compensation and withheld to satisfy statutory tax liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 · Regulatory restrictions on net assets
The ability of Hawaiian Electric to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the Utilities’ subsidiaries falls below 35% of the total capitalization of the Utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the Utilities’ subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2025, the consolidated common stock equity of HEI’s electric utility subsidiaries was 42% of their total capitalization, which excludes finance lease liabilities resulting from power purchase agreements in the calculation of total capitalization, to align with their debt covenant requirements. As of December 31, 2025, Hawaiian Electric and its subsidiaries had common stock equity of $1.6 billion, of which approximately $1.2 billion was not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval.
HEI and its subsidiaries are also subject to debt covenants and the terms of guarantees that could limit their respective abilities to pay dividends. The Company does not expect that the regulatory and contractual restrictions applicable to HEI and/or its subsidiaries will significantly affect the operations of HEI.

Note 16 · Significant group concentrations of credit risk
Most of the Company’s business activity is with customers located in the State of Hawaii.
The Utilities are regulated operating electric public utilities engaged in the generation, purchase, transmission, distribution and sale of electricity on the islands of Oahu, Hawaii, Maui, Lanai and Molokai in the State of Hawaii. The Utilities provide the only electric public utility service on the islands they serve. The Utilities extend credit to customers, all of whom reside or conduct business in the State of Hawaii. See Note 4 for a discussion of the Utilities’ major customers. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement. On January 26, 2024, a three-year contract was ratified and is in effect from November 1, 2024 through October 31, 2027. The contract provides for a 3% general wage increase in each year of the three-year contract, double time for callouts, and a 1% incentive payment upon achievement of specified objectives.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and restricted cash. The Company maintains its cash with what management believes to be high-credit quality financial institutions located in the U.S. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. At times, deposits held at these banks may exceed the insured limits. As of December 31, 2025, the Company, excluding the Utilities, held cash and cash equivalents and restricted cash of $0.4 million and $0.2 million, respectively, in FDIC insured accounts. As of December 31, 2025, the Utilities held cash and cash equivalents of $141 million in FDIC insured accounts. The Company has not experienced any losses in such accounts.
The Company also maintains cash in highly rated taxable and tax-exempt money market mutual funds located in the U.S. The company minimizes risk by investing in money market mutual funds which invest in securities issued by U.S. Government and Government-Sponsored Enterprises and the fund has a AAA rating. Risks associated with cash and cash equivalents are mitigated by the Company’s investment policy, which limits the Company’s investing of excess cash into relatively low risk securities that meet minimum credit quality standards that are defined in the policy. As of December 31, 2025, the Company, excluding the Utilities, held cash and cash equivalents and restricted cash of $15 million and $479 million, respectively, in money market mutual funds. As of December 31, 2025, the Utilities held cash and cash equivalents of $346 million in money market mutual funds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The sale of solar and BESS facilities (See Note 3) included variable interest rate debt assumed by the buyer as part of the transaction. As a result of the sale, the interest rate swap agreements that had been designated as cash flow hedges of interest payments were terminated. The derivatives had a notional amount of $28 million and a fair value of $1.0 million at termination. $0.8 million, net of taxes, was reclassified from other comprehensive income to earnings. The terminated swaps were previously classified as Level 2 instruments under the fair value hierarchy. Derivatives measured at fair value on a recurring basis were previously included in “Other noncurrent assets” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the carrying or notional amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments.

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
December 31, 2025
Financial assets
HEI consolidated
Money market mutual funds	$839,380	$839,380	$—	$839,380
Hawaiian Electric consolidated
Money market mutual funds	345,510	345,510	—	345,510
Financial liabilities
HEI consolidated
Long-term debt, net[1]	2,409,975	—	2,098,593	2,098,593
Hawaiian Electric consolidated
Long-term debt, net	2,182,833	—	1,895,680	1,895,680
December 31, 2024
Financial assets
HEI consolidated
Money market mutual funds	$1,162,259	$1,162,259	$—	$1,162,259
Derivative assets[2]	29,312	—	1,629	1,629
Hawaiian Electric consolidated
Money market mutual funds	115,599	115,599	—	115,599
Financial liabilities
HEI consolidated
Short-term borrowings	48,623	—	48,623	48,623
Long-term debt, net	2,799,558	—	2,196,403	2,196,403
Hawaiian Electric consolidated
Short-term borrowings	48,623	—	48,623	48,623
Long-term debt, net	1,901,214	—	1,446,316	1,446,316
1    Carrying or notional amount does not include $51.6 million related to Mahipapa long term debt, net which is included in liabilities held for sale as of December 31, 2025. See Note 3 for more information.
2     Amounts relate to derivatives which were included in Pacific Current’s Solar Asset Disposition. See Note 3 for more information.
Assets and liabilities measured at fair value on a recurring basis include money market mutual funds and derivative assets as included in the table above. Money market mutual funds are included in “Cash and cash equivalents” and “Restricted cash” in the Consolidated Balance Sheets. Derivatives assets are included in “Other noncurrent assets” in the Consolidated Balance Sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
HEI and Hawaiian Electric: None
ITEM 9A.    CONTROLS AND PROCEDURES
HEI:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Scott W. H. Seu, HEI Chief Executive Officer (CEO), and Scott T. DeGhetto, HEI Chief Financial Officer (CFO), have evaluated the disclosure controls and procedures of HEI as of December 31, 2025. Based on their evaluation, as of December 31, 2025, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hawaiian Electric:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Shelee M. T. Kimura, Hawaiian Electric CEO, and Paul K. Ito, Hawaiian Electric CFO, have evaluated the disclosure controls and procedures of Hawaiian Electric as of December 31, 2025. Based on their evaluation, as of December 31, 2025, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
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
Management conducted an evaluation of the effectiveness of Hawaiian Electric’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that Hawaiian Electric’s internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
HEI:
The following disclosure is provided in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).
As previously determined by the Board in 2024, Scott T. DeGhetto’s term as HEI’s Executive Vice President and Chief Financial Officer (CFO) expires on April 1, 2026. Accordingly, Mr. DeGhetto will resign as HEI CFO effective April 2, 2026. Paul K. Ito, the current Senior Vice President, Chief Financial Officer and Treasurer of Hawaiian Electric , will resume his role as the Company’s Executive Vice President and Chief Financial Officer (CFO) effective April 2, 2026.
Mr. Ito has served as Senior Vice President, Treasurer and Chief Financial Officer of Hawaiian Electric since October 1, 2023. Prior to this, Mr. Ito served as CFO of HEI from January 1, 2023, to September 30, 2023. Mr. Ito originally joined HEI in February 2018 as VP-Taxes and Controller, and subsequently added the role of Assistant Treasurer, followed by Treasurer, followed by Interim Chief Financial Officer from July 2022 to December 2022. Before joining HEI, Mr. Ito served as Chief Financial Officer and Treasurer at Alexander & Baldwin, Inc. (ALEX (NYSE)).
As compensation for serving as HEI CFO, Mr. Ito will receive a base salary of $517,900 and, as a current officer of Hawaiian Electric, will continue to participate in HEI’s annual Executive Incentive Compensation Plan, Long-Term Incentive Plan and annual equity compensation program through the Company’s 2010 Equity and Incentive Plan. In addition, Mr. Ito is party to a change-in-control agreement with HEI that is substantially similar to the change-in-control agreements HEI has entered into with certain of its executive officers, with a two-times multiple to be used in determining his benefits thereunder. Mr. Ito also will be eligible to receive other benefits generally provided to HEI executive officers.
There are no arrangements or understandings between Mr. Ito and any other person pursuant to which he was selected as an officer, no family relationships between Mr. Ito and any other executive officer or director, and no related person transactions within the meaning of Item 404(a) of Regulation S-K between Mr. Ito and HEI.
The Company and Mr. DeGhetto intend to enter into an agreement for Mr. DeGhetto to provide consulting services following completion of his term.
Hawaiian Electric: None
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
HEI and Hawaiian Electric: None

PART III
Hawaiian Electric meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and therefore the information required by Items 10, 11, 12 and 13 of Part III is omitted.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
HEI:
Information regarding HEI’s executive officers is provided in the “Information about our Executive Officers” section following Item 4 of this report.
The remaining information required by this Item 10 for HEI is incorporated herein by reference to the following sections in HEI’s 2026 Proxy Statement:
•“Director Nominees for Election”
•“Committees of the Board” (portions regarding whether HEI has an audit & risk committee and identifying its members; no other portion of the Committees of the Board section is incorporated herein by reference)
•“Audit & Risk Committee Report” (portion identifying audit & risk committee financial experts who serve on the HEI Audit & Risk Committee only; no other portion of the Audit & Risk Committee Report is incorporated herein by reference)
Family relationships; director arrangements
There are no family relationships between any HEI director or director nominee and any other HEI director or director nominee or any HEI executive officer. There are no arrangements or understandings between any HEI director or director nominee and any other person pursuant to which such director or director nominee was selected. Information required to be reported under this caption is incorporated herein by reference to the “Other relationships and related person transactions” section in HEI’s 2026 Proxy Statement.
Delinquent Section 16(a) reports
Information required to be reported under this caption is incorporated herein by reference to the “Delinquent Section 16(a) Reports” section in HEI’s 2026 Proxy Statement.
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
Insider Trading Arrangements and Policies
Information required to be reported under this caption is incorporated herein by reference to the “Insider Trading Policies and Procedures” section in HEI’s 2026 Proxy Statement. A copy of the insider trading policy is filed as an exhibit to this Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
HEI:
The information required by this Item 11 for HEI is incorporated herein by reference to the information relating to executive and director compensation in HEI’s 2026 Proxy Statement.
COMPENSATION & HUMAN CAPITAL MANAGEMENT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
HEI:
The information required to be reported under this caption for HEI is incorporated herein by reference to the “Compensation & Human Capital Management Interlocks and Insider Participation” section in HEI’s 2026 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
HEI:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by this Item 12 for HEI is incorporated herein by reference to the “Stock Ownership Information-Security Ownership of Certain Beneficial Owners” section in HEI’s 2026 Proxy Statement.
Equity Compensation Plan Information
Information as of December 31, 2025 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	1,181,521	$—	1,336,803
Equity compensation plans not approved by shareholders	—	—	—
Total	1,181,521	$—	1,336,803
(1)This column includes the number of shares of HEI Common Stock which may be issued under the HEI 2010 Equity and Incentive Plan, as amended and restated effective February 9, 2024 (EIP) on account of awards outstanding as of December 31, 2025, including:

EIP
14,732	Restricted stock units plus estimated compounded dividend equivalents (if applicable)*
1,166,789	Shares to be issued in February 2026, 2027 and 2028 under the 2023-25, 2024-26 and 2025-27, LTIPs, respectively, plus compounded dividend equivalents**
1,181,521
*    Under the EIP as of December 31, 2025, RSUs count as one share against shares available for issuance less estimated shares withheld for taxes under net share settlement, which again become available for the issuance of new shares on a one-to-one basis.
**    For shares to be issued in February 2027 and 2028 under the 2024-26 and 2025-27 LTIPs, respectively, the number of shares to be issued assumes that applicable performance goals are achieved and shares are issued at maximum levels, reduced by the estimated number of shares withheld for taxes.
(2)This represents the number of shares available as of December 31, 2025 for future awards, including 1,294,839 shares available for future awards under the EIP and 41,964 shares available for future awards under the 2011 Nonemployee Director Plan. After all of the shares remaining under the 2011 Director Plan have been issued or reserved for issuance, nonemployee director grants of common stock will be made under the EIP, which was amended in 2024 to provide for nonemployee director grants.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HEI:
The information required by this Item 13 for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in HEI’s 2026 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
HEI:
The information required by this Item 14 for HEI is incorporated herein by reference to the relevant information in the Audit & Risk Committee Report in HEI’s 2026 Proxy Statement (but no other part of the “Audit & Risk Committee Report” is incorporated herein by reference).
Hawaiian Electric:
Principal accountant fees
The following table sets forth the fees paid or payable to Deloitte & Touche LLP (Deloitte), Hawaiian Electric’s independent registered public accounting firm for 2025 and 2024:

	2025	2024
Audit fees (primarily consisted of fees associated with the audit of the consolidated financial statements, quarterly reviews and additional work performed related to the Maui windstorm and wildfires)	$2,049,000	$2,400,000
Audit-related fees (primarily consisted of agreed upon procedures)	138,000	84,000
Tax fees	—	—
All other fees	—	—
	$2,187,000	$2,484,000
Pre-approval policies
Pursuant to its charter, the Hawaiian Electric Audit & Risk Committee provides input to the HEI Audit & Risk Committee regarding pre-approval of all audit and permitted non-audit services of the independent registered public accounting firm engaged to audit the Consolidated Financial Statements with respect to Hawaiian Electric. The Hawaiian Electric Audit & Risk Committee may delegate this responsibility to one or more of its members, provided that such member or members report to the full committee at its next regularly scheduled meeting any such input provided to the HEI Audit & Risk Committee. The Hawaiian Electric Audit & Risk Committee has delegated such responsibility to its chairperson. With such input, the HEI Audit & Risk Committee pre-approved all of the audit, audit-related and tax fees reflected in the table above.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	157-159	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2025, 2024 and 2023	161	161
NA Not applicable.
Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the Consolidated Financial Statements.
ITEM 16.    FORM 10-K SUMMARY
HEI and Hawaiian Electric: None

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31	2025	2024
(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$9,769	$564,184
Restricted cash	—	6,320
Accounts and intercompany receivables	53,122	12,362
Notes receivable from subsidiaries	—	684
Other assets	2,302	8,688
Total current assets	65,193	592,238
Noncurrent assets:
Property, plant and equipment, net	903	1,300
Deferred income tax assets	7,665	9,870
Other assets	15,339	7,477
Investments in subsidiaries, at equity - continuing operations	1,881,027	1,747,992
Total noncurrent assets	1,904,934	1,766,639
Total assets	$1,970,127	$2,358,877
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$2,156	$4,982
Interest payable	492	3,262
Wildfire-related claim	47,750	—
Current maturities on long-term debt	—	49,962
Other	65,184	69,295
Total current liabilities	115,582	127,501
Long-term debt, net	227,142	730,598
Retirement benefits liability	18,991	19,114
Other	2,493	2,575
Total noncurrent liabilities	248,626	752,287
Total liabilities	364,208	879,788
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding: 172,620,476 shares and 172,465,608 shares at December 31, 2025 and 2024, respectively	2,268,187	2,264,544
Retained earnings (deficit)	(665,606)	(788,916)
Accumulated other comprehensive income, net of taxes	3,338	3,461
Total shareholders’ equity	1,605,919	1,479,089
Total liabilities and shareholders’ equity	$1,970,127	$2,358,877

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

Years ended December 31	2025	2024	2023
(in thousands)
Revenues	$200	$492	$268
Equity in net income (loss) of subsidiaries - continuing operations	154,474	(1,271,182)	186,170
Expenses
Operating, administrative and general	31,434	38,853	22,962
Depreciation of property, plant and equipment	410	409	402
Taxes, other than income taxes	1,153	1,120	864
Total expenses	32,997	40,382	24,228
Operating income (loss)	121,677	(1,311,072)	162,210
Retirement defined benefits expense—other than service costs	653	383	289
Interest expense	19,720	39,406	32,630
Interest income	(12,591)	(12,729)	(2,651)
Income (loss) from continuing operations before income tax benefits	113,895	(1,338,132)	131,942
Income tax benefits	9,225	15,609	13,934
Income (loss) from continuing operations	123,120	(1,322,523)	145,876
Equity in net income (loss) of subsidiaries - discontinued operations	—	(103,486)	53,362
Net income (loss)	$123,120	$(1,426,009)	$199,238

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Incorporated by reference are HEI and Subsidiaries’ Statements of Consolidated Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity in Part II, Item 8.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2025	2024	2023
(in thousands)
Net cash provided by (used in) operating activities	$(1,906)	$(9,324)	$131,873
Cash flows from investing activities
Increase in note receivable from subsidiary	—	(5,004)	(3,542)
Capital expenditures	(12)	(214)	(21)
Proceeds from sale of subsidiaries	13,781	400,950	—
Investments in subsidiaries	(15,377)	(510,650)	(12,246)
Other	(896)	(1,518)	610
Net cash used in investing activities	(2,504)	(116,436)	(15,199)
Cash flows from financing activities
Net decrease in short-term borrowings with original maturities of three months or less	—	—	(49,683)
Proceeds from issuance of short-term debt	—	—	65,000
Repayment of short-term debt	—	—	(100,000)
Proceeds from issuance of long-term debt	—	—	100,000
Repayment of long-term debt	(402,262)	—	(50,000)
Proceeds from issuance of revolving credit facility	10,000	—	175,000
Repayment of syndicated credit facility	(163,000)	(2,000)	—
Withheld shares for employee taxes on vested share-based compensation	(178)	(1,074)	(2,371)
Net proceeds from issuance of common stock	—	556,612	1,223
Common stock dividends	—	—	(112,957)
Other	(885)	—	(771)
Net cash provided by (used in) financing activities	(556,325)	553,538	25,441
Net increase (decrease) in cash and equivalents	(560,735)	427,778	142,115
Cash, cash equivalents and restricted cash, January 1	570,504	142,726	611
Cash, cash equivalents and restricted cash December 31	9,769	570,504	142,726
Less: restricted cash	—	(6,320)	(6,216)
Cash and cash equivalents December 31	$9,769	$564,184	$136,510

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
Long-term debt
The components of long-term debt, net, were as follows:

December 31	2025	2024
(dollars in thousands)
HEI 4.58% senior notes, paid in 2025	$—	$50,000
HEI 4.72% senior notes, due 2028	37,096	100,000
HEI 2.82% senior notes, due 2028	8,903	24,000
HEI 2.48% senior notes, due 2028	11,129	30,000
HEI 6.04% senior notes, due 2028	14,467	39,000
HEI 2.98% senior notes, due 2030	18,548	50,000
HEI 3.15% senior notes, due 2031	18,919	51,000
HEI 2.78% senior notes, due 2031	9,274	25,000
HEI 2.98% senior notes, due 2032	11,129	30,000
HEI 5.43% senior notes, due 2032	27,822	75,000
HEI 6.10% senior notes, due 2033	22,629	61,000
HEI 5.43% senior notes, due 2034	12,984	35,000
HEI 3.74% senior notes, due 2051	7,419	20,000
HEI 3.94% senior notes, due 2052	7,419	20,000
HEI revolving credit facility SOFR + 2.50% due 2030[1]	20,000	173,000
Less unamortized debt issuance costs	(596)	(2,440)
Less current portion long-term debt, net of unamortized debt issuance cost	—	(49,962)
Long term debt, net	$227,142	$730,598
1     As of December 31, 2025 and 2024, the weighted-average interest rate was 6.32% and 6.89%, respectively. At December 31, 2024, the credit facility’s interest rate was based on term SOFR plus the applicable margin of 1.75%, reduced by a 0.05% sustainability margin adjustment, plus an additional 0.10% spread adjustment.
HEI senior notes. On April 9, 2025, pursuant to a March 5, 2025 offer tendered to, and accepted by, each holder of its outstanding senior notes issued pursuant to a series of six separate note purchase agreements, HEI repaid a ratable portion of each note using the net cash proceeds from the sale of ASB amounting to $384 million, together with interest accrued amounting to $5 million.
As of December 31, 2025, the aggregate principal payments required on long-term debt are nil in 2026, nil in 2027, $72 million in 2028, nil in 2029 and $39 million for 2030.
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
Dividends from HEI subsidiaries
In 2025, 2024 and 2023, cash dividends received from subsidiaries were $51 million, $427 million and $168 million, respectively. Dividends in 2025 and 2024 includes $4.5 million and $401.0 million, respectively, from ASB Hawaii related to the proceeds from the sale of ASB. Dividends in 2025 also includes $9.3 million related to the sale of other subsidiaries.

Supplemental disclosures of noncash activities
In 2025 and 2024, $0.7 million and $9.6 million, respectively, of HEI notes and interest receivable from Mahipapa was forgiven in connection with the impairment analyses.
In 2025, 2024 and 2023, nil, $1.6 million and $2.3 million, respectively, of HEI accounts receivable from ASB Hawaii were reduced with a corresponding reduction in HEI notes payable to ASB Hawaii in noncash transactions.
In 2025, 2024 and 2023, nil, $1.6 million and $2.3 million, respectively, were contributed as equity by HEI into ASB Hawaii with a corresponding increase in HEI notes payable to ASB Hawaii in noncash transactions.
Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions was nil, nil and $5 million for 2025, 2024 and 2023, respectively. HEI satisfied the share purchase requirements of the DRIP from January 2023 through September 4, 2023, December 6 through December 31, 2023, in 2024 and 2025 through open market purchases of its common stock rather than new issuances. From September 5 through December 5. 2023, HEI satisfied the share purchase requirements of DRIP through new issuances.

Hawaiian Electric Industries, Inc. and subsidiaries
and Hawaiian Electric Company, Inc. and subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2025, 2024 and 2023

Col. A	Col. B	Col. C			Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
2025
Allowance for uncollectible accounts – electric utility	$5,562	$3,541	$1,138	(a)	$3,474	(b)	$6,767
2024
Allowance for uncollectible accounts – electric utility	$4,560	$4,721	$1,965	(a)	$5,684	(b)	$5,562
2023
Allowance for uncollectible accounts – electric utility	$6,111	$8,161	$(665)	(a)	$9,047	(b)	$4,560
(a)Includes $213, $300 and $2,700 of recoveries from previous deferred bad debt expense for 2025, 2024 and 2023, respectively.
(b)Bad debts charged off.

(a)(3) and (b) Exhibits
The exhibits listed for HEI and Hawaiian Electric are listed in the index under the headings “HEI” and “Hawaiian Electric,” respectively, except that the exhibits listed under “Hawaiian Electric” are also exhibits for HEI.
EXHIBIT INDEX
The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
HEI:
* 3(i)	HEI’s Amended and Restated Articles of Incorporation effective May 13, 2025.
3(ii)	HEI’s Amended and Restated Bylaws effective November 3, 2022.	10-Q	1-8503	3	11/7/22
4	Description of HEI Common Stock	10-K	1-8503	4	2/28/20
4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries.	10-Q	1-8503	4.1	5/9/22
4.2	Hawaiian Electric Industries Retirement Savings Plan, restatement effective October 6, 2022.	10-Q	1-8503	4	5/9/23
4.2(a)	Amendment 2023-1 to the Hawaiian Electric Industries Retirement Savings Plan, restatement effective August 1, 2023.	10-K	1-8503	4.2(a)	2/29/24
4.2(b)	Amendment 2024-1 to the Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2025.	10-K	1-8503	4.2(b)	2/24/25
4.3	Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee	10-Q	1-8503	4	11/8/12
4.3(a)	Letter Amendment effective November 28, 2012 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.6(a)	2/19/13
4.3(b)	Letter Amendment effective October 1, 2014 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/6/14
4.3(c)	First Amendment effective March 1, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	5/6/15
4.3(d)	Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(d)	3/1/18
4.3(e)	Letter Amendment effective August 15, 2017 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/2/17
4.3(f)	Second Amendment effective January 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(f)	3/1/18
4.3(g)	Letter of Direction effective January 2, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(g)	3/1/18
4.3(h)	Third Amendment effective July 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	8/3/18
4.3(i)	Fourth Amendment effective June 26, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	S-8	333- 232360	4.15	6/26/19
4.3(j)	Letter Amendment effective November 1, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(j)	2/28/20
4.3(k)	Fifth Amendment effective March 1, 2020 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4.2	5/5/20
4.3(l)	Letter Amendment effective October 15, 2021 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4	11/5/21

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
4.3(m)	Letter Amendment effective November 1, 2022 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/7/22
4.3(n)	Sixth Amendment effective January 1, 2023 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(n)	2/27/23
4.3(o)	Personalized Planning and Advice Amendment effective April 1, 2024 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4.1	5/10/24
4.3(p)	Letter Amendment effective April 30, 2024 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4.2	5/10/24
4.3(q)	Seventh Amendment effective December 31, 2024 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.3(q)	2/24/25
4.3.1(q)	Restated Seventh Amendment effective January 1, 2025 to Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4.1	8/7/25
4.3(r)	Letter Amendment effective February 7, 2025 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.3(r)	2/24/25
4.3(s)	Eight Amendment effective July 1, 2025 to Trust Agreement (dated as of September 4, 2012) between HEI and Fidelity Management Trust Company.	10-Q	1-8503	4.2	8/7/25
4.4	Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated, effective January 23, 2026.	S-3	333- 292929	S-3	1/23/26
10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982.	10-K	1-8503	10.1	2/28/07
10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle).	10-Q	1-8503	10.2	5/9/22
10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988.	10-Q	1-8503	10.3	5/9/22

HEI Exhibits 10.4 through 10.19 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.17 are also management contracts or compensatory plans or arrangements that include Hawaiian Electric participants and HEI Exhibit 10.19 is a management contract or compensatory plan or arrangement with Hawaiian Electric participants.

10.4	HEI Executive Incentive Compensation Plan amended as of February 4, 2013.	10-K	1-8503	10.4	2/19/13
10.5	HEI Executives’ Deferred Compensation Plan amended and restated effective January 1, 2019.	10-K	1-8503	10.5	2/28/19
10.6	Hawaiian Electric Industries, Inc. Equity and Incentive Plan, as amended and restated February 9, 2024.	Proxy (DEF 14A)	1-8503	Appendix B	3/29/24
10.7(a)	Form of Non-Qualified Stock Option Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.4	5/11/10
10.7(b)	Form of Stock Appreciation Right Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.5	5/11/10
10.7(c)	Form of Restricted Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.6	5/11/10
10.7(d)	Form of Performance Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.7	5/11/10
10.7(e)	Form of Restricted Stock Unit Agreement, pursuant to 2010 Equity and Incentive Plan, as amended and restated February 5, 2021.	10-Q	1-8503	10	5/10/21
10.8	HEI Long-Term Incentive Plan amended and restated as of February 5, 2021.	10-K	1-8503	10.8	2/26/21
10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009.	10-Q	1-8503	10.3	11/5/08
10.9(a)	Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.9(a)	2/27/09
10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009.	10-K	1-8503	10.10	2/27/09

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau.	10-K	1-8503	10.10(a)	2/27/09
	10.10(b)	Amendment No. 1 dated December 13, 2010 to January 1, 2009 Restatement of HEI Excess Pay Plan.	10-K	1-8503	10.10(c)	2/19/13
	10.11	Form of Change in Control Agreement.	10-K	1-8503	10.11	2/27/09
	10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989.	10-Q	1-8503	10.12	5/9/22
	10.13	HEI 2011 Nonemployee Director Stock Plan, as amended effective October 31, 2019.	10-K	1-8503	10.13	2/28/20
	10.14	HEI Non-Employee Directors’ Deferred Compensation Plan.	10-Q	1-8503	10.5	11/5/08
	10.15	Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009.	10-Q	1-8503	10.6	11/5/08
	10.15(a)	Resolution of the Compensation Committee of the Board of Directors of Hawaiian Electric Industries, Inc. Re: Adoption of Amendment No. 1 to January 1, 2009 Restatement of the Executive Death Benefit Plan.	10-Q	1-8503	10.1	11/2/09
	10.16	Hawaiian Electric Industries, Inc. Executives’ Deferred Compensation Plan effective on January 1, 2009.	10-Q	1-8503	10.2	11/5/08
	10.17	Form of Indemnity Agreement (HEI and Hawaiian Electric with their respective directors and HEI with certain of its senior officers).	10-Q	1-8503	10.1	11/8/12
	10.18	Hawaiian Electric Industries, Inc. Executive Severance Plan effective February 23, 2024.	10-K	1-8503	10.19	2/29/24
	10.19	Hawaiian Electric Company, Inc. Executive Severance Plan effective February 23, 2024.	10-K	1-8503	10.20	2/29/24
	10.20***	Fourth Amended and Restated Credit Agreement, dated as of September 5, 2025, by and among Hawaiian Electric Industries, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as an issuing bank, and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and an issuing bank.	8-K	1-8503	10.1	9/8/25
	10.21(a)***	In re Maui Wildfires Class Settlement Agreement effective November 1, 2024	8-K	1-8503	10.1	11/5/24
	10.21(b)***	In re Maui Wildfires Individual Settlement Agreement effective November 1, 2024	8-K	1-8503	10.2	11/5/24
	10.22	Equity Distribution Agreement, dated as of September 19, 2024, by and among Hawaiian Electric Industries, Inc., Wells Fargo Securities, LLC, Barclays Capital Inc. and Guggenheim Securities, LLC.	8-K	1-8503	99.1	9/19/24
	19	HEI Securities Trading Compliance Program Re Securities Act of 1933 and Securities Exchange Act of 1934 Amended March 22, 2023	10-K	1-8503	19	2/24/25
*	21.1	HEI - Subsidiaries of the Registrant.
*	23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
*	31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer).
*	31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Scott T. DeGhetto (HEI Chief Financial Officer).
*	32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.
	97	Policy Regarding the Recovery of Erroneously Awarded Incentive-Based Compensation.	10-K	1-8503	97	2/29/24
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document.
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Hawaiian Electric:
	3(i).1	Hawaiian Electric’s Certificate of Amendment of Articles of Incorporation.	10-K	1-4955	3.1	3/31/89
	3(i).2	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3.1(b)	3/27/90**

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	3(i).3	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3(i).4	3/23/99
	3(i).4	Articles of Amendment amending Article V of Hawaiian Electric’s Amended Articles of Incorporation effective August 6, 2009.	10-Q	1-4955	3(i).4	8/7/09
	3(ii)	Hawaiian Electric’s Amended and Restated Bylaws (as last amended August 9, 2010).	8-K	1-4955	3(ii)	8/9/10
*	4	Description of Hawaiian Electric’s Common Stock.
	4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of Hawaiian Electric, Hawaii Electric Light and Maui Electric	10-K	1-4955	4.1	3/19/03
	4.2	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(a)	4/23/12
	4.3	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated September 13, 2012.	8-K	1-4955	4	9/14/12
	4.4	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(a)	10/7/13
	4.5	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(b)	10/7/13
	4.6	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	10-Q	1-4955	4	11/7/13
	4.7	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(a)	10/16/15
	4.8	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(b)	10/16/15
	4.9	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(c)	10/16/15
	4.10	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of December 15, 2016.	8-K	1-4955	4	12/19/16
	4.11	Indenture, dated September 18, 2025, between Hawaiian Electric Company, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	1-4955	4.1	9/18/25
	10.1(a)	Amended and Restated Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 29, 2021.	10-K	1-4955	10.1(j)	2/25/22
	10.1(b)	Letter Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated February 22, 2023.	10-K	1-4955	10.1(b)	2/29/24
	10.2(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light,” which is provided in final form as Exhibit 10.6(b)).	10-K	1-4955	10.7	3/27/98
	10.2(b)	Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(a)	3/27/98
	10.2(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(b)	3/23/99
	10.2(d)	Notice and acknowledgment under power purchase agreement effective November 24, 2017 by Hamakua Energy, LLC and acknowledged by Hawaii Electric Light.	10-K	1-4955	10.4(d)	3/1/18
	10.3(a)	Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated February 1, 2022 (certain confidential information has been omitted)	10-Q	1-4955	10.1	5/9/22
	10.3(b)	Second Amendment dated August 14, 2024 to Supply Contract for Low Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated February 1, 2022 (certain confidential information has been omitted)	10-Q	1-4955	10.1	11/8/24

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.4	Inter-Island Fuel Transportation Contract between Sause Bros., Inc. and Hawaiian Electric dated August 23, 2021 (certain confidential information has been omitted)	10-K	1-4955	10.6	2/25/22
	10.5***	Fourth Amended and Restated Credit Agreement, dated as of September 5, 2025, by and among Hawaiian Electric Company, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as an issuing bank, and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and an issuing bank.	8-K	1-4955	10.2	9/8/25
	10.6(a)	ABL Credit Agreement, dated May 17, 2024, among HE AR BRWR LLC, as Borrower, the Lenders (as defined in the agreement), Barclays Bank PLC, as Administrative Agent, Funding Agent and Collateral Agent, Wells Fargo Bank, National Association as Co-Collateral Agent	8-K	1-4955	10.1	5/23/24
	10.6(b)	Purchase and Contribution Agreement among Hawaiian Electric Company, Inc., Maui Electric Company, Limited, and Hawaii Electric Light Company, Inc, as Originators, Hawaiian Electric Company, Inc., as Servicer, and HE AR INTER LLC, as Buyer, dated May 17, 2024	8-K	1-4955	10.2	5/23/24
	10.6(c)	Borrower Purchase and Contribution Agreement among HE AR INTER LLC, as Seller, Hawaiian Electric Company, Inc., as Servicer, and HE AR BRWR LLC, as Buyer, dated May 17, 2024	8-K	1-4955	10.3	5/23/24
	10.7(a)***	In re Maui Wildfires Class Settlement Agreement effective November 1, 2024	8-K	1-4955	10.1	11/5/24
	10.7(b)***	In re Maui Wildfires Individual Settlement Agreement effective November 1, 2024	8-K	1-4955	10.2	11/5/24
	19	HEI Securities Trading Compliance Program Re Securities Act of 1933 and Securities Exchange Act of 1934 Amended March 22, 2023	10-K	1-4955	19	2/24/25
*	31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer).
*	31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Paul K. Ito (Hawaiian Electric Chief Financial Officer).
*	32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350.
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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ Scott T. DeGhetto	By	/s/ Paul K. Ito
	Scott T. DeGhetto		Paul K. Ito
	Executive Vice President and Chief Financial		Senior Vice President, Chief Financial Officer
	Officer		and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date:	February 27, 2026	Date:	February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 27, 2026. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Scott W. H. Seu	President & Chief Executive Officer of HEI and
Scott W. H. Seu	Director of HEI
(Principal Executive Officer of HEI)

/s/ Shelee M. T. Kimura	President & Chief Executive Officer of Hawaiian Electric
Shelee M. T. Kimura	and Director of Hawaiian Electric
(Principal Executive Officer of Hawaiian Electric)

/s/ Scott T. DeGhetto	Executive Vice President and Chief Financial Officer
Scott T. DeGhetto	of HEI (Principal Financial Officer of HEI)

/s/ Bruce K. Tamashiro	Vice President, Tax, Controller and Treasurer of HEI
Bruce K. Tamashiro	(Principal Accounting Officer of HEI)

/s/ Paul K. Ito	Senior Vice President, Chief Financial Officer and Treasurer
Paul K. Ito	of Hawaiian Electric (Principal Financial Officer
of Hawaiian Electric)

/s/ Shannon K. Asato	Controller of Hawaiian Electric
Shannon K. Asato	(Principal Accounting Officer of Hawaiian Electric)

/s/ James A. Ajello	Director of Hawaiian Electric
James A. Ajello

Signature	Title

/s/ John C. Aquilino	Director of Hawaiian Electric
John C. Aquilino

/s/ Celeste A. Connors	Director of HEI
Celeste A. Connors

/s/ Thomas B. Fargo	Chair of the Board of Directors of HEI
Thomas B. Fargo

/s/ Elisia K. Flores	Director of HEI
Elisia K. Flores

/s/ Peggy Y. Fowler	Director of HEI
Peggy Y. Fowler

/s/ Timothy E. Johns	Chair of the Board of Directors of Hawaiian Electric
Timothy E. Johns

/s/ Micah A. Kāne	Director of HEI
Micah A. Kāne

/s/ Mary E. Kipp	Director of Hawaiian Electric
Mary E. Kipp

/s/ William James Scilacci, Jr.	Director of HEI
William James Scilacci, Jr.

/s/ Toby B. Taniguchi	Director of Hawaiian Electric
Toby B. Taniguchi