Form 10-Q
period 2026-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2026-05-08
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 30, 2026
Hawaiian Electric Industries, Inc. (Without Par Value)	172,635,624	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
Hawaiian Electric Industries, Inc. (HEI) is the sole holder of Hawaiian Electric Company, Inc. (Hawaiian Electric) common stock.
HAWAIIAN ELECTRIC COMPANY, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2026

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2026 and 2025
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2026 and 2025
3		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2026 and December 31, 2025
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three months ended March 31, 2026 and 2025
5		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2026 and 2025
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2026 and 2025
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2026 and 2025
7		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2026 and December 31, 2025
9		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three months ended March 31, 2026 and 2025
10		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2026 and 2025
11		Notes to Condensed Consolidated Financial Statements (unaudited)
42	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
42		HEI consolidated
47		Electric utility
60	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
61	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
62	Item 1.	Legal Proceedings
62	Item 1A.	Risk Factors
62	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
63	Item 5.	Other Information
64	Item 6.	Exhibits
65	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2026
GLOSSARY OF TERMS

Terms	Definitions
ABL Facility	Asset-based lending facility
ARA	Annual revenue adjustment
AOCI	Accumulated other comprehensive income (loss)
ASB	American Savings Bank, F.S.B., previously a wholly owned subsidiary of ASB Hawaii, Inc. On December 31, 2024, American Savings Bank, F.S.B. was sold.
ASB Hawaii
ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and previously the parent company of American Savings Bank, F.S.B. On December 31, 2024, American Savings Bank, F.S.B. was sold.

ASU	Accounting Standards Update
ATR	Affiliate Transaction Requirement
BESS	Battery Energy Storage System
Company
Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc.; GLST1, LLC; and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). On December 31, 2024, American Savings Bank, F.S.B. was sold.

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy Cost Recovery Clause
EIP	2010 Equity and Incentive Plan, as amended
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ESM	Earnings Sharing Mechanism
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Federal	U.S. Government
GAAP	Accounting principles generally accepted in the United States of America
GDPPI	Gross Domestic Product Price Index
GLST1	GLST1, LLC, a subsidiary of Hawaiian Electric Industries, Inc. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric.
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

HE AR BRWR	HE AR BRWR LLC, a direct subsidiary of HE AR INTER LLC
HE AR INTER	HE AR INTER LLC, a direct subsidiary of Hawaiian Electric Company, Inc. and parent company of HE AR BRWR LLC
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., GLST1, LLC and Pacific Current, LLC
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
IPP	Independent power producer
Kaʻieʻie Waho	Kaʻieʻie Waho Company, a former subsidiary of Pacific Current
kWh	Kilowatthour/s (as applicable)

GLOSSARY OF TERMS, continued

Terms	Definitions
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a former subsidiary of Pacific Current
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MW	Megawatt/s (as applicable)
O&M	Other operation and maintenance
OPEB	Postretirement benefits other than pension
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

PBR	Performance-based regulation
PIMs	Performance Incentive Mechanisms
PPA	Power purchase agreement
PPAC	Purchased Power Adjustment Clause
PSPS	Public Safety Power Shutoff
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RBA	Revenue balancing account
RFPs	Request for proposals
ROACE	Return on average common equity
RPS	Renewable portfolio standards
S&P	S&P Global Ratings
SAIDI	System Average Interruption Duration Index
SAIFI	System Average Interruption Frequency Index
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOFR	Secured Overnight Financing Rate
Stage 1	Request for proposal process to procure renewable projects governed by the PUC in February 2018
Stage 2	Request for proposal process to procure renewable projects governed by the PUC in August 2019
T&D	Transmission and Distribution
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIEs	Variable interest entities
WMP	Wildfire Mitigation Plan
WSS	Wildfire Safety Strategy

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
•high and/or volatile fuel prices, which increases working capital requirements and customer bills, or delivery of adequate fuel by suppliers (including as a result of the Iran war, Russia-Ukraine war and conflicts in the Middle East), which could affect the reliability of utility operations, and the continued availability to the Utilities of their Energy Cost Recovery Clauses (ECRCs);
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2026	2025
Revenues
Electric utility	$744,040	$738,366
Other	2,407	5,704
Total revenues	746,447	744,070
Expenses
Electric utility	681,507	662,429
Other	11,563	19,221
Total expenses	693,070	681,650
Operating income (loss)
Electric utility	62,533	75,937
Other	(9,156)	(13,517)
Total operating income	53,377	62,420
Retirement defined benefits credit—other than service costs	879	917
Interest expense, net	(31,128)	(34,212)
Allowance for borrowed funds used during construction	1,705	1,417
Allowance for equity funds used during construction	3,764	3,585
Interest and dividend income	9,995	12,623
Loss on sale of a subsidiary	—	(13,211)
Income before income taxes	38,592	33,539
Income tax expense	8,142	6,395
Net income	30,450	27,144
Preferred stock dividends of subsidiaries	—	473
Net income for common stock	$30,450	$26,671
Basic earnings per common share	$0.18	$0.15
Diluted earnings per common share	$0.18	$0.15
Weighted-average number of common shares outstanding	172,626	172,478
Net effect of potentially dilutive shares (share-based compensation programs)	700	334
Weighted-average shares assuming dilution	173,326	172,812
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2026	2025
Net income for common stock	$30,450	$26,671
Other comprehensive loss, net of tax benefits:
Derivatives qualified as cash flow hedges:
Unrealized interest rate hedging loss, net of taxes of nil and $(135), respectively	—	(388)
Reclassification adjustment to net income, net of taxes of $(18) and $(17), respectively	(52)	(50)
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(159) and $(176), respectively	(458)	(505)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes of $151 and $168, respectively	436	483
Other comprehensive loss, net of tax benefits	(74)	(460)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$30,376	$26,211
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$452,840	$501,778
Restricted cash	478,968	478,968
Accounts receivable and unbilled revenues, net	452,184	491,526
Regulatory assets	48,353	50,039
Other	341,975	305,999
Assets held for sale	55,596	56,266
Total current assets	1,829,916	1,884,576
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $3,571,501 and $3,518,501 at March 31, 2026 and December 31, 2025, respectively	6,237,196	6,188,372
Operating lease right-of-use assets	52,416	56,604
Regulatory assets	263,179	258,076
Defined benefit pension and other postretirement benefit plans asset	219,730	219,211
Other	311,766	316,040
Total noncurrent assets	7,084,287	7,038,303
Total assets	$8,914,203	$8,922,879
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$220,103	$219,062
Interest and dividends payable	49,142	31,458
Current portion of long-term debt, net	124,990	124,959
Regulatory liabilities	35,562	51,997
Wildfire related claims	526,500	530,000
Other	350,987	410,458
Liabilities held for sale	60,607	59,803
Total current liabilities	1,367,891	1,427,737
Noncurrent liabilities:
Long-term debt, net	2,280,388	2,285,016
Operating lease liabilities	38,619	43,278
Finance lease liabilities	502,526	505,590
Regulatory liabilities	1,413,907	1,392,147
Defined benefit pension liability	23,612	23,656
Wildfire tort-related claims	1,436,250	1,436,250
Other	213,641	203,286
Total noncurrent liabilities	5,908,943	5,889,223
Total liabilities	7,276,834	7,316,960
Commitments and contingencies (Notes 2 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding: 172,635,624 shares and 172,620,476 shares at March 31, 2026 and December 31, 2025, respectively	2,269,261	2,268,187
Retained earnings (deficit)	(635,156)	(665,606)
Accumulated other comprehensive income, net of taxes	3,264	3,338
Total shareholders’ equity	1,637,369	1,605,919
Total liabilities and shareholders’ equity	$8,914,203	$8,922,879
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained earnings (deficit)	Accumulated other comprehensive income
(in thousands)	Shares	Amount			Total
Balance, December 31, 2025	172,620	$2,268,187	$(665,606)	$3,338	$1,605,919
Net income for common stock	—	—	30,450	—	30,450
Other comprehensive loss, net of tax benefits	—	—	—	(74)	(74)
Share-based expenses and other, net	16	1,074	—	—	1,074
Balance, March 31, 2026	172,636	$2,269,261	$(635,156)	$3,264	$1,637,369
Balance, December 31, 2024	172,466	$2,264,544	$(788,916)	$3,461	$1,479,089
Net income for common stock	—	—	26,671	—	26,671
Other comprehensive loss, net of tax benefits	—	—	—	(460)	(460)
Share-based expenses and other, net	28	576	—	—	576
Balance, March 31, 2025	172,494	$2,265,120	$(762,245)	$3,001	$1,505,876
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$30,450	$27,144
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	66,541	65,766
Other amortization	8,906	10,796
Loss on sale of a subsidiary	—	13,211
Deferred income tax benefit	(4,055)	(316)
Share-based compensation expense	1,202	754
Allowance for equity funds used during construction	(3,764)	(3,585)
Other	(3,491)	(2,809)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	36,366	378
Increase in fuel oil stock	(10,958)	(15,352)
Increase in materials and supplies	(2,161)	(8,943)
Decrease in regulatory assets	1,012	5,985
Increase (decrease) in regulatory liabilities	(539)	27,619
Increase in accounts, interest and dividends payable	35,362	21,744
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(45,457)	(54,036)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(2,073)	(1,499)
Change in other assets and liabilities	(46,310)	(37,192)
Net cash provided by operating activities	61,031	49,665
Cash flows from investing activities
Proceeds from sale of subsidiaries	—	5,781
Capital expenditures	(103,535)	(86,538)
Other, net	1,623	2,264
Net cash used in investing activities	(101,912)	(78,493)
Cash flows from financing activities
Repayment of long-term debt	(5,042)	(98,067)
Withheld shares for employee taxes on vested share-based compensation	(128)	(178)
Preferred stock dividends of subsidiaries	—	(473)
Other	(2,887)	(3,488)
Net cash used in financing activities	(8,057)	(102,206)
Net decrease in cash, cash equivalents and restricted cash	(48,938)	(131,034)
Cash, cash equivalents and restricted cash, beginning of period	980,746	1,242,852
Cash, cash equivalents and restricted cash, end of period	931,808	1,111,818
Less: Restricted cash	(478,968)	(482,480)
Cash and cash equivalents, end of period	$452,840	$629,338
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2026	2025
Revenues	$744,040	$738,366
Expenses
Fuel oil	236,913	238,721
Purchased power	145,274	146,717
Other operation and maintenance	162,217	143,108
Depreciation	66,446	64,019
Taxes, other than income taxes	70,657	69,864
Total expenses	681,507	662,429
Operating income	62,533	75,937
Allowance for equity funds used during construction	3,764	3,585
Retirement defined benefits credit—other than service costs	1,050	1,051
Interest expense and other charges, net	(27,876)	(22,452)
Allowance for borrowed funds used during construction	1,705	1,417
Interest income	3,868	1,981
Income before income taxes	45,044	61,519
Income tax expense	9,701	13,204
Net income	35,343	48,315
Preferred stock dividends of subsidiaries	—	229
Net income attributable to Hawaiian Electric	35,343	48,086
Preferred stock dividends of Hawaiian Electric	—	270
Net income for common stock	$35,343	$47,816
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2026	2025
Net income for common stock	$35,343	$47,816
Other comprehensive loss, net of tax benefits:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(168) and $(184), respectively	(483)	(530)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes of $151 and $168, respectively	436	483
Other comprehensive loss, net of tax benefits	(47)	(47)
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$35,296	$47,769
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2026	December 31, 2025
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,107	$52,107
Plant and equipment	8,769,163	8,719,617
Right-of-use assets - finance lease	539,485	539,485
Less accumulated depreciation	(3,561,496)	(3,508,592)
Construction in progress	434,425	382,147
Utility property, plant and equipment, net	6,233,684	6,184,764
Nonutility property, plant and equipment, less accumulated depreciation of $1 as of March 31, 2026 and December 31, 2025	2,705	2,705
Total property, plant and equipment, net	6,236,389	6,187,469
Current assets
Cash and cash equivalents	436,809	486,220
Customer accounts receivable, net	169,537	172,894
Accrued unbilled revenues, net	165,722	192,033
Other accounts receivable, net	67,290	76,346
Fuel oil stock, at average cost	124,540	113,582
Materials and supplies, at average cost	134,970	132,803
Prepayments and other	81,105	57,980
Regulatory assets	48,353	50,039
Total current assets	1,228,326	1,281,897
Other long-term assets
Operating lease right-of-use assets	51,768	55,863
Regulatory assets	263,179	258,076
Defined benefit pension and other postretirement benefit plans asset	220,032	219,477
Investment in unconsolidated affiliate	287,250	287,250
Other	236,988	240,488
Total other long-term assets	1,059,217	1,061,154
Total assets	$8,523,932	$8,530,520
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	March 31, 2026	December 31, 2025
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at March 31, 2026 and December 31, 2025)	$119,048	$119,048
Premium on capital stock	811,350	811,350
Retained earnings	387,644	362,301
Additional paid-in capital	288,060	288,060
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,593	2,640
Common stock equity	1,608,695	1,583,399
Long-term debt, net	2,058,217	2,057,874
Total capitalization	3,666,912	3,641,273
Commitments and contingencies (Notes 2 and 4)
Current liabilities
Current portion of operating lease liabilities	17,756	17,565
Current portion of long-term debt, net	124,990	124,959
Accounts payable	218,908	217,203
Interest and preferred dividends payable	43,252	28,024
Taxes accrued, including revenue taxes	216,129	263,179
Regulatory liabilities	35,562	51,997
Wildfire tort-related claims	478,750	482,250
Other	112,547	119,278
Total current liabilities	1,247,894	1,304,455
Deferred credits and other liabilities
Operating lease liabilities	38,236	42,753
Finance lease liabilities	502,526	505,590
Regulatory liabilities	1,413,907	1,392,147
Unamortized tax credits	65,895	67,918
Defined benefit pension liability	6,916	6,909
Wildfire tort-related claims	1,436,250	1,436,250
Other	145,396	133,225
Total deferred credits and other liabilities	3,609,126	3,584,792
Total capitalization and liabilities	$8,523,932	$8,530,520
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Additional paid-in	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	capital	income	Total
Balance, December 31, 2025	17,854	$119,048	$811,350	$362,301	$288,060	$2,640	$1,583,399
Net income for common stock	—	—	—	35,343	—	—	35,343
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(47)	(47)
Common stock dividends	—	—	—	(10,000)	—	—	(10,000)
Balance, March 31, 2026	17,854	$119,048	$811,350	$387,644	$288,060	$2,593	$1,608,695
Balance, December 31, 2024	17,854	$119,048	$810,955	$223,896	$270	$2,786	$1,156,955
Net income for common stock	—	—	—	47,816	—	—	47,816
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(47)	(47)
Additional paid-in capital	—	—	—	—	287,520	—	287,520
Balance, March 31, 2025	17,854	$119,048	$810,955	$271,712	$287,790	$2,739	$1,492,244
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$35,343	$48,315
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	66,446	64,019
Other amortization	8,816	9,534
Deferred income tax benefit	(4,747)	(439)
State refundable credit	(3,252)	(3,105)
Bad debt expense	456	224
Allowance for equity funds used during construction	(3,764)	(3,585)
Other	(695)	143
Changes in assets and liabilities
Decrease (increase) in accounts receivable	9,244	(5,097)
Decrease in accrued unbilled revenues	26,331	14,592
Increase in fuel oil stock	(10,958)	(14,452)
Increase in materials and supplies	(2,167)	(8,839)
Decrease in regulatory assets	1,012	5,985
Increase (decrease) in regulatory liabilities	(539)	27,619
Increase in accounts payable	17,644	8,861
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(45,664)	(47,380)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(2,091)	(1,554)
Change in other assets and liabilities	(26,492)	(15,827)
Net cash provided by operating activities	64,923	79,014
Cash flows from investing activities
Capital expenditures	(103,256)	(85,126)
Other	1,713	980
Net cash used in investing activities	(101,543)	(84,146)
Cash flows from financing activities
Common stock dividends	(10,000)	—
Preferred stock dividends of Hawaiian Electric and subsidiaries	—	(499)
Proceeds from capital contribution from parent	—	270
Repayment of long-term debt	—	(45,000)
Payments of obligations under finance leases	(2,791)	(2,312)
Other	—	(1,049)
Net cash used in financing activities	(12,791)	(48,590)
Net decrease in cash and cash equivalents	(49,411)	(53,722)
Cash and cash equivalents, beginning of period	486,220	184,148
Cash and cash equivalents, end of period	$436,809	$130,426
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2025.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2026 and December 31, 2025 and the results of their operations and cash flows for the three months ended March 31, 2026 and 2025. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Recent accounting pronouncements.
Income statement disclosures. In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The guidance requires more detailed information about specified categories of expenses included in certain captions presented on the face of the income statement. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.
Accounting for Internal-use software. In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software. The guidance removes all references to project stages in software development and requires capitalization of internal-use software costs to begin when management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the intended function. ASU No. 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.
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
The Public Utilities Commission of the State of Hawaii (PUC) has issued orders authorizing deferred accounting treatment for certain incremental non-labor expenses related to the Maui windstorm and wildfires incurred from August 8, 2023 through December 31, 2025. The approval pertains only to deferred cost treatment for expenses that are not already part of base rates; any actual recovery of deferred costs will be the subject of a separate application(s). As of March 31, 2026, the Utilities have deferred $80.5 million of these incremental costs to a regulatory asset.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The Utilities are actively seeking recovery of damages to rebuild the covered electrical infrastructure from their insurers and have received insurance reimbursements of $10 million to date; however, the timing and amount of any future insurance recoveries remain indeterminable at this time and as such, any additional insurance receivable has not been recorded. As of March 31, 2026, the Utilities have $490 million of property insurance coverage remaining, net of insurance recoveries.
Tort-related legal claims. HEI and the Utilities each were named in several thousand lawsuits related to the Maui windstorm and wildfires. Nearly all of these civil lawsuits, including one putative class action, were pending in the Maui Circuit Court. Two putative class actions and one individual action are pending in federal court. These state and federal lawsuits (collectively, tort-related legal claims) named as defendants HEI, the Utilities, and others, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies. Most of these lawsuits alleged that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to property destruction and loss of life. The plaintiffs sought to recover damages and other costs, including punitive damages for, among other things, personal injury, wrongful death, emotional distress, property damage, and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities. A separate lawsuit was filed by Spectrum Oceanic, LLC against HEI and the Utilities and other defendants, and other lawsuits were filed by approximately 200 subrogation insurers against HEI, the Utilities, a private landowner, and telecommunications companies. Defendants asserted cross-claims against one another for indemnification, contribution, and subrogation.
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
Class Settlement Agreement and Individual Settlement Agreement. Effective November 1, 2024, HEI and Hawaiian Electric entered into two definitive settlement agreements (collectively, the Settlement Agreements) to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires (expressly excluding securities and derivative actions) on a global basis without any admission of liability. Under the Settlement Agreements, subject to certain conditions (including those described below), HEI and Hawaiian Electric, along with other defendants (the State of Hawaii, the County of Maui, Kamehameha Schools, entities affiliated with the West Maui Land Co., Hawaiian Telcom, and Spectrum/Charter Communications) agreed to settle the claims of those who filed lawsuits in state and federal courts, or who may have claims but have not yet filed lawsuits, in connection with the Maui windstorm and wildfires. One Settlement Agreement is between the defendants, class counsel, and class plaintiffs (the Class Settlement Agreement), and the other is between the defendants and over 30 lawyers representing thousands of individual plaintiffs who brought their own lawsuits or who hired attorneys but did not file lawsuits (the Individual Settlement Agreement).
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion (out of a total defendant contribution of approximately $4.04 billion), which includes the $75 million previously contributed to the One ‘Ohana Initiative. The total settlement amount is to be divided between two settlement funds, one for the benefit of individual plaintiffs, and the other for the benefit of the class plaintiffs. HEI and Hawaiian Electric must pay such remaining amounts in four equal annual installments of approximately $479 million. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. Additionally, under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when those fees are due, for which, $3.5 million was accrued as of March 31, 2026, based on the best estimate at that time.
HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and, as of March 31, 2026, it classified the first $479 million installment as a current liability and the remaining $1.44 billion as a noncurrent liability on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets. The Utilities have recorded an additional $40 million in “Accounts receivable and unbilled revenues, net” and “Other accounts receivable, net” on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets, respectively, as of March 31, 2026, based on the amounts expected to be remaining under the applicable insurance policies at the time of settlement payment.
The Settlement Agreements are intended to resolve all of the pending and potential tort-related legal claims related to the Maui windstorm and wildfires. The Class Settlement Agreement provides releases by class plaintiffs to the defendants, and among defendants, for acts and omissions relating to the Maui windstorm and wildfires. The Individual Settlement Agreement requires individual plaintiffs who elect to accept the settlement to sign individual releases. The Settlement Agreements also provide that $500 million of the total settlement payments will be reserved and made available to defendants to defray the cost to resolve any claims brought by plaintiffs who do not release claims as part of either Settlement Agreement. The Settlement

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Agreements contain multiple conditions that were met in order for any payment from HEI and Hawaiian Electric to the settlement funds to become due.
Insurer litigation. Two primary subrogation actions were brought by various insurers covering almost all of the direct subrogation claims. On December 30, 2025, the court in both actions entered judgment in favor of the defendants, but certain of the plaintiff insurers appealed those rulings. All insurers have now dismissed with prejudice those appeals, concluding the subrogation litigation.
Litigation with opt outs. As of March 31, 2026, approximately 80 individual plaintiffs who had initially “opted out” of the Class Settlement Agreement have not signed individual agreements and releases to join the global settlement. The defendants are continuing in their efforts to resolve these claims through the $500 million holdback fund that is part of the global settlement.
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
On November 5, 2025, the parties signed a binding term sheet to settle the Securities Action (the Securities Action Term Sheet) following negotiations facilitated by a mediator. On January 5, 2026, the parties executed a definitive stipulation of settlement (the Securities Action Stipulation of Settlement) that will provide for the complete resolution of the Securities Action in exchange for a payment by the Company of $47.8 million as part of the overall settlement described below. The settlement of the Securities Action is subject to the following remaining conditions: final court approval of the Securities Action settlement and dismissal of the case pursuant to a final order, and final court approval of the Derivative Actions settlement and dismissal of those actions. In connection with the settlement of the Securities Action, there will be no admission of liability by the Company or any defendants and the Company, the defendants, and related persons will receive a customary full release of all claims. On March 3, 2026, the United States District Court for the Northern District of California preliminarily approved the Securities Action Stipulation of Settlement. The court set a hearing date for August 13, 2026 for the final approval of the settlement.
In connection with the execution of the Securities Action Term Sheet, HEI accrued $47.8 million in the third quarter of 2025, and, recorded an insurance reimbursement receivable of an equivalent amount as the recovery of the agreed settlement payment under its directors and officers liability insurance policy is deemed probable. In the third quarter of 2025, HEI charged the accrued settlement to “Expenses-Other” in HEI and Subsidiaries’ Condensed Consolidated Statements of Income, which was offset by the probable insurance recovery. The accrued settlement and insurance receivable is included in “Wildfire related claims” and “Accounts receivable and unbilled revenues, net,” under current liabilities and current assets, respectively, in HEI and subsidiaries’ Condensed Consolidated Balance Sheets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
On November 5, 2025, the parties signed a binding term sheet (the Derivative Litigation Term Sheet) to settle all of the outstanding derivative actions described above (the Derivative Actions). The Derivative Litigation Term Sheet was signed following negotiations facilitated by a mediator. On December 31, 2025, the parties executed a definitive settlement agreement (the Derivative Litigation Settlement Agreement) that provides for a complete resolution of the claims asserted in the Derivative Actions in exchange for a payment on behalf of the individual defendants by the Company’s insurers in the amount of $100 million, which will be used in part to pay the $47.8 million for the Securities Action Stipulation of Settlement and fees and expenses for plaintiffs’ counsel. The settlement of the Derivative Actions is subject to two remaining conditions: final court approval of the Derivative Litigation Settlement Agreement and final orders of dismissal of the Derivative Actions. The plaintiffs’ counsel intends to request court approval for attorneys’ fees of 25% of the settlement proceeds, plus expenses not to exceed $475,000. In connection with the settlement of the Derivative Actions, there will be no admissions of liability, and the defendants and related persons will receive a customary full release of all claims. The Securities Action Stipulation of Settlement and Derivative Litigation Settlement Agreement were promptly submitted to the courts for preliminary approval subsequent to execution. On March 9, 2026, the United States District Court for the District of Hawaii preliminarily approved the Derivative Litigation Settlement Agreement. The court set a hearing date for May 28, 2026 for the final approval of the Derivative Litigation Settlement Agreement.
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
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance and $25 million of professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $1.0 million, respectively, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of March 31, 2026, the Company’s and Utilities’ insurance receivable totaled $93 million and $45 million, respectively, under the policies. As of March 31, 2026, HEI and its subsidiaries have approximately $9 million, nil and $70 million of insurance coverage remaining under the excess liability, professional liability, and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable as of March 31, 2026.
See table below for the incremental expenses related to the Maui windstorm and wildfires.

	Three months ended March 31, 2026		Three months ended March 31, 2025
(in thousands)	Electric utility	HEI consolidated	Electric utility	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$1,455	$1,907	$3,849	$8,850
Other expense	—	108	7,447	8,083
Total Maui windstorm and wildfires related expenses	1,455	2,015	11,296	16,933
Insurance recoveries	(961)	(1,332)	(3,064)	(6,722)
Deferral treatment approved by the PUC[1]	—	—	(5,683)	(5,683)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$494	$683	$2,549	$4,528
1 Pursuant to the PUC order received on February 12, 2025, deferral accounting treatment limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement incurred in 2025 was granted. Applicable amounts were deferred to a regulatory asset.
Subsequent event. On April 10, 2026, the final condition to payment occurred under the Settlement Agreements. The final condition was that the judgment that HEI and Hawaiian Electric obtained on December 30, 2025, on the subrogation claims brought by over 200 insurers, became final and unappealable after all insurers stipulated to dismiss with prejudice their appeals of that judgment. Accordingly, pursuant to the Settlement Agreements, on April 10, 2026, HEI and Hawaiian Electric paid the first of four equal annual $479 million installments. The funds for this first $479 million payment were previously raised by HEI’s September 2024 equity offering and had been held in a special purpose vehicle formed specifically to hold this first payment, pending the resolution of all conditions to payment, which have now been met. With all conditions to payment met,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
the releases in the Settlement Agreements and those signed by individual claimants are now effective. HEI and Hawaiian Electric will seek insurance recovery based on the remaining coverage on the excess liability insurance to partially mitigate the financial impact.
The future installments are due in April 2027, April 2028 and April 2029. With the releases now effective, the parties to the litigation are now in the process of dismissing the thousands of lawsuits.
Note 3 · Segment financial information
Reportable segments are strategic business units of the Company that offer different products and services and operate in different regulatory environments. The Company operates and reports on one reportable segment: Electric utility. HEI and its other subsidiaries (ASB Hawaii, GLST1, and Pacific Current and its subsidiaries) which are not reportable segments are grouped and reported as an All other non-reportable segment.

(in thousands)	Electric utility	All other	Total
Three months ended March 31, 2026
Revenues	$744,040	$2,407	$746,447
Depreciation and amortization	$75,262	$185	$75,447
Interest and dividend income	$3,868	$6,127	$9,995
Interest expense, net	$27,876	$3,252	$31,128
Income (loss) before income taxes	$45,044	$(6,452)	$38,592
Income tax expense (benefit)	9,701	(1,559)	8,142
Net income (loss) for common stock	$35,343	$(4,893)	$30,450
Capital expenditures	$103,256	$279	$103,535
Total assets (at March 31, 2026)	$8,523,932	$390,271	$8,914,203
Three months ended March 31, 2025
Revenues	$738,366	$5,704	$744,070
Depreciation and amortization	$73,553	$3,009	$76,562
Interest income	$1,981	$10,642	$12,623
Interest expense, net	$22,452	$11,760	$34,212
Income (loss) before income taxes	$61,519	$(27,980)	$33,539
Income tax expense (benefit)	13,204	(6,809)	6,395
Net income (loss)	48,315	(21,171)	27,144
Preferred stock dividends of subsidiaries	499	(26)	473
Net income (loss) for common stock	$47,816	$(21,145)	$26,671
Capital expenditures	$85,126	$1,412	$86,538
Total assets (at December 31, 2025)	$8,530,520	$392,359	$8,922,879

Sales from Hamakua Energy, LLC (Hamakua Energy) to Hawaii Electric Light (a regulated affiliate), up until the close of its sale on March 10, 2025, are eliminated in consolidation.
ASB Hawaii. ASB Hawaii was formed in 1988 and served as the holding company for ASB prior to its sale on December 31, 2024. ASB Hawaii still retains a 9.9% noncontrolling investment in ASB.
GLST1. GLST1 was formed in November 2024 for the purpose of holding the first installment payment pursuant to the settlement of the Maui windstorm and wildfire tort-related legal claims. HEI transferred the amount of the first settlement payment, $479 million, into GLST1, which is restricted from disbursing such funds except in connection with the initial payment to the settlement funds and is classified as “Restricted cash” on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. As of March 31, 2026, the assigned equity interests total $287.3 million, which is reported on “Investment in unconsolidated affiliate” on the Utilities’ Condensed Consolidated Balance Sheets. See “Subsequent event” in Note 2.
Pacific Current. Pacific Current was formed in 2017 to focus on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii to help achieve the state’s sustainability goals. As part of HEI’s comprehensive review of strategic options for Pacific Current, significant investments of Pacific Current that were made through its subsidiaries,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hamakua Energy, Mauo and Kaʻieʻie Waho were sold in 2025. Mahipapa is Pacific Current’s remaining operating subsidiary, which owns a 7.5-MW renewable, firm dispatchable closed-loop biomass-to-energy facility on Kauai that provides electricity to Kauai Island Utility Cooperative under a PPA that expires in January 2036.
Assets held for sale-Mahipapa. In addition, in connection with the Solar Asset Disposition and as part of the membership interest purchase agreement pursuant to which the Solar Asset Disposition was conducted (MIPA), but as a separate transaction, Pacific Current agreed to sell all of the membership interest in its biomass subsidiary, Mahipapa, LLC, to the same unaffiliated third party that is party to the MIPA (the Mahipapa Sale), with each of the parties’ obligations to complete the Mahipapa Sale subject to the conditions set forth in the MIPA. The net assets and liabilities of Mahipapa are classified as held for sale in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. The net assets and liabilities were classified as current, and are summarized as follows:

(in thousands)	March 31, 2026	December 31, 2025
Property, plant and equipment, net of accumulated depreciation	$46,224	$46,286
Other assets	9,372	9,980
Assets held for sale-current	$55,596	$56,266
Long-term debt, net	$52,011	$51,568
Other liabilities	8,596	8,235
Liabilities held for sale-current	$60,607	$59,803

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 4 · Electric utility segment
Consolidated variable interest entities. The HE AR INTER LLC and its direct subsidiary, HE AR BRWR LLC, (collectively, the Special Purpose Entities or SPEs) are bankruptcy remote, direct and indirect wholly owned subsidiaries of the Utilities. Pursuant to the asset-based lending facility (ABL Facility) credit agreement, the Utilities sell certain accounts receivable to the SPEs as collateral, which in turn, obtain financing from financial institutions. As of March 31, 2026, the ABL Facility remains undrawn and the SPEs have $317.0 million of net accounts receivable, included in “Customer accounts receivable, net,” and “Accrued unbilled revenues, net” on the Utilities’ Condensed Consolidated Balance Sheets and “Accounts receivable and unbilled revenues, net” on the Company’s Condensed Consolidated Balance Sheets.
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
Power purchase agreements.  The Utilities have power purchase agreements (PPAs) with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities). As of March 31, 2026, the Utilities evaluated and concluded none of the IPPs or Schedule Q providers are currently required to be consolidated by reasons that i) no variable interests exist in the PPAs; ii) where variable interests are present, the Utilities are not deemed the primary beneficiary due to lack of power to direct the activities that most significantly impact the IPPs’ economic performance; or iii) the PPAs qualify for scope exceptions under current accounting standards for consolidation.
The carrying amounts of assets and liabilities related to the Utilities’ PPAs, where variable interests are present but the Utilities are not deemed the primary beneficiary, are limited to the purchased power and energy payments. As the Utilities recover such payments through the PUC-approved Purchased Power Adjustment Clause (PPAC) or the Energy Cost Recovery Clause (ECRC) mechanism, there is no significant potential exposure to loss to the Utilities as of March 31, 2026.
GLST1. GLST1 was formed in November 2024 for the purpose of holding the first installment payment pursuant to the settlement of the Maui windstorm and wildfire tort-related legal claims. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. The Utilities are deemed to have a variable interest in GLST1 but concluded that the Utilities are not the primary beneficiary of GLST1. As the Utilities have the ability to exercise significant influence over GLST1, the Utilities accounted for the membership interests under the equity method of accounting. As of March 31, 2026, the assigned equity interests total $287.3 million, which is reported on “Investment in unconsolidated affiliate” on the Utilities’ Condensed Consolidated Balance Sheets. See “Subsequent event” in Note 2.
Commitments and contingencies.
Contingencies. The Utilities are subject in the normal course of business to legal, regulatory and environmental proceedings. Excluding the liabilities from the Maui windstorm and wildfires, management does not anticipate that the aggregate ultimate liability arising out of these pending or threatened legal proceedings will be material to its financial position. However, the Utilities cannot rule out the possibility that such outcomes could have a material effect on the results of operations or liquidity for a particular reporting period in the future.
August 2023 Maui windstorm and wildfires. See Note 2.
Property insurer litigation. On February 13, 2026, Hawaiian Electric Industries, Inc., Hawaiian Electric Company, Inc., and Maui Electric Company, Limited (collectively, the Hawaiian Electric Plaintiffs) filed suit against five of their insurers: Defendants XL Insurance Company of America, Inc., Allianz Global Risks US Insurance Company, the Princeton Excess and Surplus Lines Insurance Company, and General Security Indemnity Company of Arizona (collectively, the HEI Insurers). The HEI Insurers are commercial property insurers that insured the Hawaiian Electric Plaintiffs at the time of the August 2023 Maui windstorm and wildfires. The Hawaiian Electric Plaintiffs also had commercial property insurance under policies issued by Associated Electric & Gas Insurance Services (AEGIS), Ascot Syndicate 1414, IQUW Syndicate 1856, Energy Insurance Mutual, QBE International Markets, and Certain Underwriters at Lloyd’s London and Insurers (collectively, the AEGIS Insurers). Under the policies with the AEGIS Insurers, the Hawaiian Electric Plaintiffs and the AEGIS Insurers are required to engage in negotiations meetings, and if negotiation is unsuccessful, mediation. Accordingly, the Hawaiian Electric Plaintiffs did not name the AEGIS Insurers as defendants in the complaint filed on February 13, 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The HEI Insurers and AEGIS Insurers (jointly, the Property Insurers) have acknowledged coverage under the policies at issue for loss or damage to the Hawaiian Electric Plaintiffs’ property and have paid a portion of the Hawaiian Electric Plaintiffs’ losses. However, the parties dispute the extent of the damage, the nature of coverage, and apportionment under the policies. Therefore, the Hawaiian Electric Plaintiffs seek declaratory relief regarding the extent of the Property Insurers’ obligations under the policies, as well as a determination that the Property Insurers have breached the policies. In April 2026, the Hawaiian Electric Plaintiffs and the Property Insurers engaged in negotiations and expect to finalize a settlement in the second quarter of 2026. The settlement would resolve all disputes with the AEGIS Insurers with respect to coverage, and a portion of the disputes between the Hawaiian Electric Plaintiffs and the HEI Insurers. Litigation will proceed in federal district court with respect to the remaining disputed insurance claims against the HEI Insurers not covered by the settlement. Mediation between the Hawaiian Electric Plaintiffs and the HEI Insurers is scheduled for July 8, 2026.
Hu Honua Bioenergy, LLC (Hu Honua). In 2013, Hu Honua filed a lawsuit in the U.S. District Court for the District of Hawaii based on Hawaii Electric Light’s termination of a PPA between the parties. The lawsuit asserted breach of contract and antitrust claims. On April 17, 2025, the U.S. District Court granted Hawaii Electric Light’s Motion to Dismiss in part, dismissing the Federal Antitrust claims, but declining to exercise jurisdiction over the State antitrust claim. The remaining State claims, including the contract claims and the State antitrust claim, were dismissed without prejudice.
On May 14, 2025, Hu Honua filed its notice of appeal in federal Ninth Circuit court. Due to ongoing negotiations between Hu Honua and Hawaii Electric Light on a new PPA, the appellate briefing schedule has been vacated, and the court issued an administrative closure until May 15, 2026, by which time Hu Honua must provide a status report to the court. The court noted that at any time before that date, any party may request that the appeal be reopened.
On May 16, 2025, Hu Honua filed its complaint in state court for the remaining State claims. Hu Honua has granted Hawaii Electric Light an open-ended extension to answer or otherwise respond to the State complaint while PPA negotiations are ongoing. The State court ordered a scheduling conference for August 12, 2025, which was subsequently postponed to July 7, 2026, to allow the parties to continue ongoing settlement discussions.
Molokai New Energy Partners (MNEP). In July 2018, the PUC approved Maui Electric’s PPA with MNEP to purchase solar energy from a photovoltaic (PV) plus battery storage project. The 4.88-MW PV and 3-MW Battery Energy Storage System (BESS) project was to deliver no more than 2.64 MW at any time to the Molokai system. On March 25, 2020, MNEP filed a complaint in the U.S. District Court for the District of Hawaii against Maui Electric claiming breach of contract. On June 3, 2020, Maui Electric provided a Notice of Default and Termination of the PPA to MNEP terminating the PPA with an effective date of July 10, 2020. Thereafter, MNEP filed an amended complaint to include claims relating to the termination and Hawaiian Electric filed its answer to the amended complaint on September 11, 2020, disputing the facts presented by MNEP and all claims within the original and amended complaint. Currently, the discovery phase is ongoing. Trial which was previously set to commence on September 16, 2025 was continued to February 18, 2026 and is now set to begin November 13, 2026.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.4 million as of March 31, 2026, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
Pearl Harbor sediment study. In July 2014, the U.S. Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is a Potentially Responsible Party under CERCLA responsible for the costs of investigation and cleanup of PCB contamination in sediment in the area offshore of the Waiau power plant as part of the Pearl Harbor Superfund Site.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric was also required by the EPA to assess potential sources and extent of PCB contamination onshore at Waiau power plant.
As of March 31, 2026, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.5 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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
The street and facility lights aspect of the notice was not resolved and a second complaint was filed on November 19, 2024, that includes the County of Maui as a party. Hawaiian Electric and Maui Electric answered the complaint on December 12, 2024 and at this time, the parties have completed discovery. Summary judgment motions are pending, and a trial date is expected later in 2026. The parties may engage in additional settlement discussions in an effort to resolve the matter. However, the Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
Commitments.
Purchase commitments. As of December 31, 2025, the Utilities’ estimated future minimum payments pursuant to purchase obligations related to material contracts of $2.63 billion. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K.
As of March 31, 2026, a total of nine Stage 1 and Stage 2 renewable projects provide the Utilities a capacity of 301.5 MW, with 1,771-MWh batteries.
Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2026	2025
Kalaeloa Partners, L.P.	$57	$59
HPOWER	13	19
Hamakua Energy	12	5
Puna Geothermal Venture	9	13
Kapolei Energy Storage	6	6
Solar IPPs	27	22
Wind IPPs	20	21
Other IPPs [1]	1	2
Total IPPs	$145	$147
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Waena battery energy storage system project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40-MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under Exceptional Project Recovery Mechanism (EPRM). In July 2025, the PUC approved the Utilities’ request to authorize recovery of costs in addition to the amounts approved in December 2023 due to the uncertainty of changes in law, limited to the lesser of either the actual costs or 20% over the approved estimated capital costs. Project costs incurred as of March 31, 2026, amount to $23.6 million.
Climate adaptation transmission and distribution resilience program. The Utilities maintain that improving resiliency of the electric grid is an urgent matter and recognizes that evolving climate dynamics are making Hawaii increasingly vulnerable to severe weather events. On January 31, 2024, the PUC approved the Utilities’ request to commit an estimated $189.7 million in funds for the climate adaptation transmission and distribution resilience program, over a project period of five years. The project will focus on, among other things, system hardening in wildfire risk areas including installing video camera and weather monitors in wildfire risk areas and strengthening transmission lines to help prevent ignition, enable quicker response and add situational awareness.
The project costs to be recovered through EPRM is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that their application for $95 million in federal funds under the Infrastructure Investment and Jobs Act was officially awarded. On August 20, 2024, the Utilities submitted a copy of their executed agreement with the Department of Energy to the PUC. On November 18, 2024, the Utilities filed their August 2024 - August 2025 Forward Looking Annual Report. Project costs incurred as of March 31, 2026, amount to $41.7 million.
In 2025, President Trump issued multiple executive orders that impact federal funding. The Utilities are not impacted at this time but will continue to monitor for any new executive orders and any changes that are passed down through the federal contracting officer for the resilience program.
Waiau repower project. On March 28, 2025, the Utilities filed an application to the PUC for their self-build project - Waiau repower project. The project, selected as part of a competitive bid process, was estimated at $847 million and involves replacing six existing turbines with six fuel-flexible combustion turbines that provide 253 MW of renewable firm generation, expected to be placed in service in stages from 2029 to 2033. The Utilities requested, among other things, approvals of 1) the commitment of funds for such project, and 2) recovery of project costs through the EPRM. On October 17, 2025, the Utilities filed an updated application reflecting revised costs of $1.16 billion, citing unavoidable and changed market conditions outside the Utilities’ control. On March 23, 2026, the PUC approved the commitment of funds and EPRM recovery for the Waiau repower project at the initial estimated cost of $847 million plus the lesser of a 10% increase or the difference in the Gross Domestic Product Price Index (GDPPI) between the date of the best and final offer submission and the date of the PUC’s decision and order (Inflationary Adjustment). On April 2, 2026, the Utilities filed a motion for reconsideration of the PUC’s decision and order. On April 17, 2026, the PUC issued an order addressing the Utilities’ motion for reconsideration which, among other things, affirmed that the project costs up to $847 million plus the Inflationary Adjustment can be recovered through EPRM and clarified that the Utilities may, after the project is in-service, seek recovery for project cost amounts greater than the approved amount in a general rate case or rate re-basing proceeding. Based on the estimated GDPPI for the first quarter of 2026 released by the Bureau of Economic Analysis on April 30, 2026, the project costs plus the Inflationary Adjustment are currently estimated at $908 million.
On April 28, 2026, in connection with the Waiau repower project, Hawaiian Electric entered into three contracts to acquire a total of six gas turbine units from GE Vernova Operations, LLC to secure the manufacturing and staggered delivery of gas turbine units in pairs between 2029 and 2030. These contracts mitigate the risk of delayed turbine unit deliveries, remove the exposure to non-tariff price increases, and support the achievement of on-time commercial operations of the Waiau repower project.
In December 2025, Federal Emergency Management Agency issued a Letter of Final Determination on the preliminary updates to Oahu’s Flood Insurance Rate Maps. As a result of the updates, portions of the Waiau power plant will transition to a newly designated flood zone A, which is estimated to have a 1% chance of annual flooding. The new flood maps will become effective on June 10, 2026. The Utilities are currently assessing the impact the change may have on the Waiau repower project.
Regulatory proceedings.
Performance-based regulation framework (PBR Framework). The PUC issued a decision and order (PBR D&O) establishing the PBR Framework to govern the Utilities. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. The current MRP will end on May 31, 2026, and the next MRP (MRP2) is currently scheduled to commence on January 1, 2027. The period in between the end of the current MRP and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
the beginning of MRP2 is intended to be a transition period (see Phase 7 discussed below). PBR working group meetings were held in 2024, 2025, and early 2026 to consider potential PBR changes for MRP2. The PBR Framework Review will continue with the following: (i) Phase 6: consideration and development of proposals for modifications to the PBR Framework, which focuses on inflation factor, customer dividend, Earnings Sharing Mechanism (ESM), revenue opportunities afforded by the X-Factor and the EPRM guidelines, and Performance Incentive Mechanisms (PIMs) portfolio, and (ii) Phase 7: the finalization and documentation of approved PBR Framework modifications prior to MRP2 commencement.
Alternative re-basing. In its order issued on February 27, 2025, the PUC concluded that the Utilities’ target revenues should be re-based for MRP2 and allowed the Utilities to file a single, consolidated application that presents their requested adjustment to target revenues. The proceeding to re-base the Utilities’ target revenues for MRP2 shall be bifurcated into two tracks, with the first track focused on reaching a decision on the Utilities’ revenue requirements prior to the commencement of MRP2, and the second track focused on making a final determination on the revenue requirement and addressing the rate design component. On March 6, 2026, the Utilities filed a joint alternative re-basing proposal with Ulupono Initiative, requesting an increase of $170 million over annual target revenues at current effective rates, with $125 million phased into revenues in the first year of MRP2 and the remaining $45 million implemented in the second year of MRP2. The Utilities are awaiting PUC guidance on the procedural process to review the joint alternative re-basing proposal.
Earnings Sharing Mechanism. The PBR Framework established a symmetrical ESM for achieved rate-making return on average common equity (ROACE) outside of a 300 basis points deadband above or below the current authorized ROACE of 9.5% for each of the Utilities (i.e., above 12.5% or below 6.5%). There is a 50/50 sharing between customers and Utilities for the achieved rate-making ROACE falling within 150 basis points outside of the deadband in either direction, and a 90/10 sharing for any further difference. A reopening or review of the PBR terms may be triggered if the Utilities’ credit rating outlook indicates a potential credit downgrade below investment grade status, or if its achieved rate-making ROACE enters the outer most tier of the ESM.
On August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review.
Exceptional Project Recovery Mechanism. The established EPRM Guidelines, formerly known as Major Project Interim Recovery (MPIR), permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service. Deferred and other operation and maintenance (O&M) expense projects are also eligible for EPRM recovery under the EPRM Guidelines. EPRM recoverable costs are limited to the lesser of actual incurred project costs or the PUC‑approved amounts, net of savings. The recovery of the project costs previously approved under the MPIR continues within the PBR Framework.
As of March 31, 2026, the Utilities’ annualized MPIR and EPRM revenue amounts totaled $39.3 million, including revenue taxes. The annualized MPIR and EPRM revenues are subject to PUC approval and recovery would be effective June 1, 2026 through the Revenue Balancing Account (RBA) rate adjustment.
As of March 31, 2026, the PUC approved the recovery of five EPRM projects with an estimated amount of $1.14 billion in capital costs to the extent the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for two additional projects subject to PUC approval.
Performance Incentive Mechanisms. On December 18, 2024, and clarified on January 15, 2025, the PUC issued orders granting the Utilities’ request to suspend the Transmission and Distribution (T&D) System Average Interruption Duration Index (SAIDI) and T&D System Average Interruption Frequency Index (SAIFI) PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. Separately, the Utilities submitted a request on December 16, 2025 to expand the suspension of T&D SAIDI and T&D SAIFI PIMs (T&D PIMs) to all circuits and extend the suspension to December 31, 2026, to consider modifications to the T&D PIMs. On April 21, 2026, the PUC issued an order denying the Utilities’ request to expand suspension of T&D PIMs to all circuits, but, on its own motion, extended the current suspension of the T&D PIMs for wildfire risk circuits through December 31, 2026. Consistent with the current suspension, this shall include continued exclusion of all Public Safety Power Shutoff program events from PIM performance metrics and targets. The suspension may be further extended beyond 2026 based on the Utilities request and proposal justifying the same, required to be submitted no later than October 1, 2026. Absent PUC approval of any further extension, the T&D PIMs suspension will expire and no exclusions on any circuits will be valid after December 31, 2026.
For the 2025 evaluation period, the Utilities accrued $7.5 million (nil for Hawaiian Electric, $5.4 million for Hawaii Electric Light and $2.1 million for Maui Electric) in rewards net of penalties. The net rewards related to 2025 were reflected in the 2026 PIMs annual report and 2026 spring revenue report filings with the exception of the Phase 1 RFP PIM, which was reflected in the 2025 fall revenue report filing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Annual review cycle. Under the PBR Framework, target revenues are adjusted according to an index-driven annual revenue adjustment (ARA) based on: (i) an inflation factor, (ii) a predetermined X-factor to encompass productivity, which is set at zero, (iii) a Z-factor to account for exceptional circumstances not in the Utilities’ control and (iv) a customer dividend consisting of a negative adjustment of 0.22% of adjusted revenue requirements compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in a prior docket at a rate of $6.6 million per year from 2021 until the rate resets.
PBR D&O also established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities filed the 2026 spring revenue report on March 31, 2026, which is subject to PUC approval. The filing reflected ARA revenues for the third year recovery of the COVID-19 related deferred costs through the Z-factor and the accelerated return of the Enterprise Resource Planning system benefits savings to Hawaii Electric Light and Maui Electric customers as part of the customer dividend, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2026 ARA revenues	$20.4	$5.0	$4.9	$30.3
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Recovery of COVID-19 related costs	1.8	0.4	0.5	2.7
Return of Enterprise Resource Planning benefit liability	—	(1.3)	(2.0)	(3.3)
Net 2026 ARA revenues	$17.6	$3.1	$2.4	$23.1
Note: Columns may not foot due to rounding.
The net incremental amounts between the 2025 fall and 2026 spring revenue reports are shown in the following table. The amounts are to be collected (refunded) from June 1, 2026, through May 31, 2027, under the RBA rate tariffs, which were included in the 2026 spring revenue report filing.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental ARA revenues	$(0.4)	$(0.1)	$(0.1)	$(0.6)
Incremental PIMs (net)	(2.5)	2.2	1.4	1.1
Incremental MPIR/EPRM revenue adjustment	0.7	1.1	1.8	3.6
Incremental Pilot Process cost recovery	(0.6)	(0.2)	(0.1)	(0.9)
Net incremental amount to be collected under the RBA rate tariffs	$(2.8)	$3.0	$3.0	$3.2
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
As of March 31, 2026, the Utilities have recorded $80.5 million in regulatory assets for the incremental costs incurred during the aforementioned period related to the Maui windstorm and wildfires event.
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
Regulatory assets for Wildfire Mitigation Plan (WMP). On December 31, 2025, the PUC approved the Utilities’ 2025-2027 WMP (also referred to as Wildfire Safety Strategy or WSS). The Utilities’ 2025-2027 WMP is a three-year action plan that targets a material reduction in wildfire risk associated with utility infrastructure. The PUC also directed the Utilities to provide a WMP update bi-annually. The approval of the 2025-2027 WMP, however, does not constitute approval of cost recovery for any WMP-related costs. The Utilities’ request for cost recovery is currently under review by the PUC in a separate proceeding. As of March 31, 2026, the Utilities have recorded a regulatory asset of $12.6 million. Recovery of the Utilities’ O&M expenses are currently under PUC review in the EPRM cost recovery proceeding.
Regulatory assets for suspension of disconnections related costs. Based on circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
located on, or providing utility service on Maui, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through July 4, 2026 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to Hawaii Revised Statues Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. On December 23, 2025, the PUC revised the notice of financial change reporting requirement (item v above) to apply only to the Utilities.
In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of March 31, 2026, the Utilities have recorded $6.2 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three months ended March 31, 2026 and 2025, and as of March 31, 2026 and December 31, 2025.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Revenues	$528,359	110,122	106,099	2,954	(3,494)	$744,040
Expenses
Fuel oil	176,678	21,832	38,403	—	—	236,913
Purchased power	102,996	31,614	10,664	—	—	145,274
Other operation and maintenance	106,440	27,970	30,354	947	(3,494)	162,217
Depreciation	44,079	11,670	10,697	—	—	66,446
Taxes, other than income taxes	50,271	10,338	10,048	—	—	70,657
Total expenses	480,464	103,424	100,166	947	(3,494)	681,507
Operating income	47,895	6,698	5,933	2,007	—	62,533
Allowance for equity funds used during construction	2,818	304	642	—	—	3,764
Equity in earnings of subsidiaries	7,174	—	—	—	(7,174)	—
Retirement defined benefits credit (expense)—other than service costs	903	170	(23)	—	—	1,050
Interest expense and other charges, net	(22,151)	(3,194)	(4,550)	—	2,019	(27,876)
Allowance for borrowed funds used during construction	1,281	88	336	—	—	1,705
Interest income	5,468	378	41	—	(2,019)	3,868
Income before income taxes	43,388	4,444	2,379	2,007	(7,174)	45,044
Income tax expense	8,045	886	253	517	—	9,701
Net income for common stock	$35,343	3,558	2,126	1,490	(7,174)	$35,343

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net income for common stock	$35,343	3,558	2,126	1,490	(7,174)	$35,343
Other comprehensive loss, net of tax benefits:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(483)	(39)	(66)	—	105	(483)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes	436	35	54	—	(89)	436
Other comprehensive loss, net of tax benefits	(47)	(4)	(12)	—	16	(47)
Comprehensive income attributable to common shareholder	$35,296	3,554	2,114	1,490	(7,158)	$35,296

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Revenues	$524,703	108,311	105,702	2,944	(3,294)	$738,366
Expenses
Fuel oil	171,793	26,794	40,134	—	—	238,721
Purchased power	110,731	25,490	10,496	—	—	146,717
Other operation and maintenance	91,493	28,034	26,211	664	(3,294)	143,108
Depreciation	42,573	11,243	10,203	—	—	64,019
Taxes, other than income taxes	49,779	10,179	9,906	—	—	69,864
Total expenses	466,369	101,740	96,950	664	(3,294)	662,429
Operating income	58,334	6,571	8,752	2,280	—	75,937
Allowance for equity funds used during construction	2,795	347	443	—	—	3,585
Equity in earnings of subsidiaries	9,725	—	—	—	(9,725)	—
Retirement defined benefits credit (expense)—other than service costs	905	168	(22)	—	—	1,051
Interest expense and other charges, net	(17,024)	(2,747)	(3,804)	—	1,123	(22,452)
Allowance for borrowed funds used during construction	1,168	95	154	—	—	1,417
Interest income	2,788	229	87	—	(1,123)	1,981
Income before income taxes	58,691	4,663	5,610	2,280	(9,725)	61,519
Income tax expense	10,605	933	1,079	587	—	13,204
Net income	48,086	3,730	4,531	1,693	(9,725)	48,315
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	48,086	3,596	4,436	1,693	(9,725)	48,086
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$47,816	3,596	4,436	1,693	(9,725)	$47,816

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net income for common stock	$47,816	3,596	4,436	1,693	(9,725)	$47,816
Other comprehensive loss, net of tax benefits:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(530)	(29)	(65)	—	94	(530)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes	483	22	54	—	(76)	483
Other comprehensive loss, net of tax benefits	(47)	(7)	(11)	—	18	(47)
Comprehensive income attributable to common shareholder	$47,769	3,589	4,425	1,693	(9,707)	$47,769

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,644	3,603	—	—	$52,107
Plant and equipment	5,691,682	1,577,167	1,500,314	—	—	8,769,163
Right-of-use assets - finance lease	411,545	77,183	50,757	—	—	539,485
Less accumulated depreciation	(2,204,910)	(724,415)	(632,171)	—	—	(3,561,496)
Construction in progress	328,548	36,072	69,805	—	—	434,425
Utility property, plant and equipment, net	4,269,725	971,651	992,308	—	—	6,233,684
Nonutility property, plant and equipment, less accumulated depreciation	1,146	115	1,444	—	—	2,705
Total property, plant and equipment, net	4,270,871	971,766	993,752	—	—	6,236,389
Investment in wholly owned subsidiaries, at equity	741,454	—	—	—	(741,454)	—
Current assets
Cash and cash equivalents	365,123	44,588	3,949	23,149	—	436,809
Advances to affiliates	10,000	—	—	—	(10,000)	—
Customer accounts receivable, net	1,092	4,140	3,402	160,903	—	169,537
Accrued unbilled revenues, net	4,511	5,096	—	156,115	—	165,722
Other accounts receivable, net	174,090	54,761	47,054	—	(208,615)	67,290
Fuel oil stock, at average cost	94,326	13,317	16,897	—	—	124,540
Materials and supplies, at average cost	76,809	20,489	37,672	—	—	134,970
Prepayments and other	62,090	8,667	13,299	—	(2,951)	81,105
Regulatory assets	33,905	7,864	6,584	—	—	48,353
Total current assets	821,946	158,922	128,857	340,167	(221,566)	1,228,326
Other long-term assets
Operating lease right-of-use assets	33,459	14,176	4,133	—	—	51,768
Regulatory assets	180,464	28,343	54,372	—	—	263,179
Defined benefit pension and other postretirement benefit plans asset	134,961	45,998	39,073	—	—	220,032
Investment in unconsolidated affiliate	287,250	—	—	—	—	287,250
Other	344,590	17,161	27,368	—	(152,131)	236,988
Total other long-term assets	980,724	105,678	124,946	—	(152,131)	1,059,217
Total assets	$6,814,995	1,236,366	1,247,555	340,167	(1,115,151)	$8,523,932
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
March 31, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,608,695	279,886	300,573	160,995	(741,454)	$1,608,695
Long-term debt, net	1,619,786	261,635	291,796	—	(115,000)	2,058,217
Total capitalization	3,228,481	541,521	592,369	160,995	(856,454)	3,666,912
Current liabilities
Current portion of operating lease liabilities	5,704	8,734	3,318	—	—	17,756
Current portion of long-term debt, net	61,995	7,999	54,996	—	—	124,990
Short-term borrowings from affiliate	—	—	10,000	—	(10,000)	—
Accounts payable	153,580	33,123	32,205	—	—	218,908
Interest and preferred dividends payable	35,846	4,255	6,038	—	(2,887)	43,252
Taxes accrued, including revenue taxes	154,049	32,306	29,013	3,712	(2,951)	216,129
Regulatory liabilities	9,003	13,029	13,530	—	—	35,562
Wildfire tort-related claims	383,000	47,875	47,875	—	—	478,750
Other	86,709	29,218	26,888	175,460	(205,728)	112,547
Total current liabilities	889,886	176,539	223,863	179,172	(221,566)	1,247,894
Deferred credits and other liabilities
Operating lease liabilities	31,539	5,688	1,009	—	—	38,236
Finance lease liabilities	379,617	73,796	49,113	—	—	502,526
Deferred income taxes	—	12,729	24,402	—	(37,131)	—
Regulatory liabilities	994,748	252,149	167,010	—	—	1,413,907
Unamortized tax credits	46,511	9,535	9,849	—	—	65,895
Defined benefit pension plans liability	6,795	121	—	—	—	6,916
Wildfire tort-related claims	1,149,000	143,625	143,625	—	—	1,436,250
Other	88,418	20,663	36,315	—	—	145,396
Total deferred credits and other liabilities	2,696,628	518,306	431,323	—	(37,131)	3,609,126
Total capitalization and liabilities	$6,814,995	1,236,366	1,247,555	340,167	(1,115,151)	$8,523,932

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,644	3,603	—	—	$52,107
Plant and equipment	5,667,936	1,564,628	1,487,053	—	—	8,719,617
Right-of-use assets - finance lease	411,545	77,183	50,757	—	—	539,485
Less accumulated depreciation	(2,165,110)	(716,715)	(626,767)	—	—	(3,508,592)
Construction in progress	283,687	34,021	64,439	—	—	382,147
Utility property, plant and equipment, net	4,240,918	964,761	979,085	—	—	6,184,764
Nonutility property, plant and equipment, less accumulated depreciation	1,146	115	1,444	—	—	2,705
Total property, plant and equipment, net	4,242,064	964,876	980,529	—	—	6,187,469
Investment in wholly owned subsidiaries, at equity	734,296	—	—	—	(734,296)	—
Current assets
Cash and cash equivalents	396,215	56,563	8,572	24,870	—	486,220
Customer accounts receivable, net	7,278	2,987	3,942	158,687	—	172,894
Accrued unbilled revenues, net	24,826	7,462	600	159,145	—	192,033
Other accounts receivable, net	196,783	55,970	50,838	—	(227,245)	76,346
Fuel oil stock, at average cost	84,938	11,997	16,647	—	—	113,582
Materials and supplies, at average cost	75,754	19,184	37,865	—	—	132,803
Prepayments and other	38,321	9,657	12,451	—	(2,449)	57,980
Regulatory assets	32,461	10,279	7,299	—	—	50,039
Total current assets	856,576	174,099	138,214	342,702	(229,694)	1,281,897
Other long-term assets
Operating lease right-of-use assets	34,743	16,219	4,901	—	—	55,863
Regulatory assets	177,678	28,245	52,153	—	—	258,076
Defined benefit pension and other postretirement benefit plans asset	134,785	45,794	38,898	—	—	219,477
Investment in unconsolidated affiliate	287,250	—	—	—	—	287,250
Other	344,052	18,374	28,976	—	(150,914)	240,488
Total other long-term assets	978,508	108,632	124,928	—	(150,914)	1,061,154
Total assets	$6,811,444	1,247,607	1,243,671	342,702	(1,114,904)	$8,530,520
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
December 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,583,399	276,332	298,459	159,505	(734,296)	$1,583,399
Long-term debt, net	1,619,482	261,614	291,778	—	(115,000)	2,057,874
Total capitalization	3,202,881	537,946	590,237	159,505	(849,296)	3,641,273
Current liabilities
Current portion of operating lease liabilities	5,716	8,570	3,279	—	—	17,565
Current portion of long-term debt, net	61,980	7,997	54,982	—	—	124,959
Accounts payable	150,843	34,072	32,288	—	—	217,203
Interest and preferred dividends payable	22,582	3,440	3,114	—	(1,112)	28,024
Taxes accrued, including revenue taxes	184,339	40,720	37,374	3,195	(2,449)	263,179
Regulatory liabilities	23,127	12,410	16,460	—	—	51,997
Wildfire tort-related claims	386,500	47,875	47,875	—	—	482,250
Other	93,475	37,759	34,175	180,002	(226,133)	119,278
Total current liabilities	928,562	192,843	229,547	183,197	(229,694)	1,304,455
Deferred credits and other liabilities
Operating lease liabilities	32,974	7,932	1,847	—	—	42,753
Finance lease liabilities	382,227	74,087	49,276	—	—	505,590
Deferred income taxes	—	12,089	23,825	—	(35,914)	—
Regulatory liabilities	980,131	248,885	163,131	—	—	1,392,147
Unamortized tax credits	47,973	9,794	10,151	—	—	67,918
Defined benefit pension plan liability	6,788	121	—	—	—	6,909
Wildfire tort-related claims	1,149,000	143,625	143,625	—	—	1,436,250
Other	80,908	20,285	32,032	—	—	133,225
Total deferred credits and other liabilities	2,680,001	516,818	423,887	—	(35,914)	3,584,792
Total capitalization and liabilities	$6,811,444	1,247,607	1,243,671	342,702	(1,114,904)	$8,530,520

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Balance, December 31, 2025	$1,583,399	276,332	298,459	159,505	(734,296)	$1,583,399
Net income for common stock	35,343	3,558	2,126	1,490	(7,174)	35,343
Other comprehensive loss, net of tax benefits	(47)	(4)	(12)	—	16	(47)
Common stock dividends	(10,000)	—	—	—	—	(10,000)
Balance, March 31, 2026	$1,608,695	279,886	300,573	160,995	(741,454)	$1,608,695

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Balance, December 31, 2024	$1,156,955	243,964	282,876	153,574	(680,414)	$1,156,955
Net income for common stock	47,816	3,596	4,436	1,693	(9,725)	47,816
Other comprehensive loss, net of tax benefits	(47)	(7)	(11)	—	18	(47)
Additional paid-in capital	287,520	133	95	—	(228)	287,520
Balance, March 31, 2025	$1,492,244	247,686	287,396	155,267	(690,349)	$1,492,244

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net cash provided by (used in) operating activities	$51,869	7,119	9,678	(1,721)	(2,022)	$64,923
Cash flows from investing activities
Capital expenditures	(61,500)	(18,602)	(23,154)	—	—	(103,256)
Advances to affiliates	(10,000)	—	—	—	10,000	—
Other	921	(226)	(1,004)	—	2,022	1,713
Net cash used in investing activities	(70,579)	(18,828)	(24,158)	—	12,022	(101,543)
Cash flows from financing activities
Common stock dividends	(10,000)	—	—	—	—	(10,000)
Net increase in short-term borrowings from affiliate	—	—	10,000	—	(10,000)	—
Payments of obligations under finance leases	(2,382)	(266)	(143)	—	—	(2,791)
Net cash provided by (used in) financing activities	(12,382)	(266)	9,857	—	(10,000)	(12,791)
Net decrease in cash and cash equivalents	(31,092)	(11,975)	(4,623)	(1,721)	—	(49,411)
Cash and cash equivalents, beginning of period	396,215	56,563	8,572	24,870	—	486,220
Cash and cash equivalents, end of period	$365,123	44,588	3,949	23,149	—	$436,809

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net cash provided by operating activities	$63,617	10,929	2,090	2,611	(233)	$79,014
Cash flows from investing activities
Capital expenditures	(45,122)	(13,854)	(26,150)	—	—	(85,126)
Advances to affiliates	(14,000)	—	—	—	14,000	—
Other	582	164	1	—	233	980
Net cash used in investing activities	(58,540)	(13,690)	(26,149)	—	14,233	(84,146)
Cash flows from financing activities
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	—	—	—	—	(499)
Proceeds from capital contribution from parent	270	—	—	—	—	270
Net increase in short-term borrowings from affiliate	—	—	14,000	—	(14,000)	—
Repayment of long-term debt	(45,000)	—	—	—	—	(45,000)
Payments of obligations under finance leases	(1,972)	(163)	(177)	—	—	(2,312)
Other	(752)	(87)	(210)	—	—	(1,049)
Net cash provided by (used in) financing activities	(47,953)	(250)	13,613	—	(14,000)	(48,590)
Net increase (decrease) in cash and cash equivalents	(42,876)	(3,011)	(10,446)	2,611	—	(53,722)
Cash and cash equivalents, beginning of period	118,367	31,534	16,456	17,791	—	184,148
Cash and cash equivalents, end of period	$75,491	28,523	6,010	20,402	—	$130,426

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 5 · Credit agreements and long-term debt
Credit agreements. The following table provides the credit agreement capacity, outstanding and undrawn components as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026			As of December 31, 2025
(in millions)	Capacity	Outstanding	Undrawn	Capacity	Outstanding	Undrawn
HEI corporate:
Unsecured revolving line of credit	$300	$15	$285	$300	$20	$280
Hawaiian Electric:
Unsecured revolving line of credit	300	—	300	300	—	300
ABL Facility[1]	218	—	218	240	—	240
Borrowing from HEI - standing commitment letter[2]	75	—	75	75	—	75
Total Hawaiian Electric	593	—	593	615	—	615
Total Consolidated HEI[2]	$818	$15	$803	$840	$20	$820
1     Borrowing capacity is calculated based on eligible customer accounts receivable balance at the end of each period.
2     $75 million borrowing from HEI - standing commitment letter is eliminated in total consolidated HEI amounts.
Syndicated credit agreements. On September 5, 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated senior unsecured revolving credit facility (the HEI Facility and the Hawaiian Electric Facility, respectively) with a syndicate of eight financial institutions. The aggregate amount of revolving commitments under the HEI Facility was increased to $300 million from $175 million and includes a $25 million letter of credit sub-facility and a $30 million swingline sub-facility. The HEI Facility’s commitment termination date was extended to September 5, 2030 from May 14, 2027. The aggregate amount of revolving commitments available under the Hawaiian Electric Facility was increased to $300 million from $200 million and includes a $40 million letter of credit sub-facility and a $30 million swingline sub-facility. The Hawaiian Electric Facility’s term was extended to September 4, 2026, subject to an automatic extension to the earlier of (i) such date specified in a final order or approval of the PUC and (ii) if such order or approval is obtained, September 5, 2030. The Hawaiian Electric Facility also allows for commitment increases of up to an additional $75 million, subject to customary conditions. None of the facilities are collateralized. As of March 31, 2026, HEI and Hawaiian Electric had $15 million and nil drawn on their revolving facilities, respectively.
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
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. The ABL Facility was approved by the PUC, became effective on July 24, 2024 and will expire on July 24, 2027. As of March 31, 2026, total available capacity under the ABL Facility was $218 million and remains undrawn.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Long-term debt. As of March 31, 2026, the Company and Hawaiian Electric were in compliance with all applicable financial covenants. The following table summarizes the long-term debt, net for the Company and Hawaiian Electric as of March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
All other[1]:
HEI 2.48%-6.10% senior notes due 2028-2052	$207,738	$207,738
HEI revolving credit facility SOFR + 2.50%, due 2030[2]	15,000	20,000
Less unamortized debt issuance costs	(567)	(596)
All other long-term debt, net	222,171	227,142
Hawaiian Electric:
Special purpose revenue bonds and unsecured senior notes	2,195,000	2,195,000
Less unamortized debt issuance costs	(11,793)	(12,167)
Less current portion long-term debt, net of unamortized debt issuance cost	(124,990)	(124,959)
Hawaiian Electric long-term debt, net	2,058,217	2,057,874
HEI consolidated long-term debt, net	$2,280,388	$2,285,016
1     Excludes Mahipapa’s non-recourse loans amounting to $54 million, as of March 31, 2026 and December 31, 2025, which are classified as “Liabilities held for sale” on the Company’s Condensed Consolidated Balance Sheets. See “Assets held for sale-Mahipapa” in Note 3.
2     As of March 31, 2026 and December 31, 2025, the HEI revolving credit facility’s weighted-average interest rate was 6.17% and 6.32%, respectively. See “Syndicated credit agreements” above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 6 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI consolidated			Hawaiian Electric consolidated
(in thousands)	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2025	$600	$2,738	$3,338	$2,640
Current period other comprehensive loss	(52)	(22)	(74)	(47)
Balance, March 31, 2026	$548	$2,716	$3,264	$2,593
Balance, December 31, 2024	$2,120	$1,341	$3,461	$2,786
Current period other comprehensive loss	(438)	(22)	(460)	(47)
Balance, March 31, 2025	$1,682	$1,319	$3,001	$2,739
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI		Affected line item in the Statements of Income / Balance Sheets
	Three months ended March 31
(in thousands)	2026	2025
HEI consolidated
Net realized gains on derivatives qualifying as cash flow hedges	$(52)	$(50)	Interest expense
Retirement benefit plans:
Amortization of net gains recognized during the period in net periodic benefit cost	(458)	(505)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory accounts	436	483	See Note 8 for additional details
Total reclassifications	$(74)	$(72)
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of net gains recognized during the period in net periodic benefit cost	$(483)	$(530)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory accounts	436	483	See Note 8 for additional details
Total reclassifications	$(47)	$(47)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 7 · Revenues
The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended March 31, 2026
(in thousands)	Electric utility	All other	Total
Revenues from contracts with customers
Electric energy sales - residential	$238,007	$—	$238,007
Electric energy sales - commercial	222,719	—	222,719
Electric energy sales - large light and power	254,596	—	254,596
Electric energy sales - other	4,796	—	4,796
Other sales	—	2,335	2,335
Total revenues from contracts with customers	720,118	2,335	722,453
Revenues from other sources
Regulatory revenue	14,451	—	14,451
Other	9,471	72	9,543
Total revenues from other sources	23,922	72	23,994
Total revenues	$744,040	$2,407	$746,447
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$720,118	$2,335	$722,453

	Three months ended March 31, 2025
(in thousands)	Electric utility	All other	Total
Revenues from contracts with customers
Electric energy sales - residential	$240,379	$—	$240,379
Electric energy sales - commercial	236,501	—	236,501
Electric energy sales - large light and power	262,118	—	262,118
Electric energy sales - other	4,487	—	4,487
Other sales	—	4,165	4,165
Total revenues from contracts with customers	743,485	4,165	747,650
Revenues from other sources
Regulatory revenue	(14,081)	—	(14,081)
Other	8,962	1,539	10,501
Total revenues from other sources	(5,119)	1,539	(3,580)
Total revenues	$738,366	$5,704	$744,070
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$743,485	$4,165	$747,650
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at March 31, 2026 or December 31, 2025. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as “Accounts receivable and unbilled revenues, net” on HEI’s Condensed Consolidated Balance Sheets and “Customer accounts receivable, net” and “Accrued unbilled revenues, net” on Hawaiian Electric’s Condensed Consolidated Balance Sheets.
As of March 31, 2026, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  The Company contributed $2 million ($2 million by the Utilities) to its pension and other postretirement benefit plans during the first three months of 2026, compared to $1 million ($1 million by the Utilities) during the first three months of 2025. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2026 is $13 million ($13 million by the Utilities), compared to $12 million ($11 million by the Utilities) in 2025. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2026, compared to $2 million ($1 million by the Utilities) paid in 2025.
The components of net periodic pension costs and net periodic benefit costs for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended March 31
	Pension benefits		Other benefits
(in thousands)	2026	2025	2026	2025
HEI consolidated
Service cost	$9,838	$9,948	$246	$248
Interest cost	27,564	26,305	1,779	1,821
Expected return on plan assets	(33,832)	(33,857)	(3,592)	(3,510)
Amortization of net actuarial (gain)/losses	66	65	(682)	(746)
Net periodic pension/benefit cost (return)	3,636	2,461	(2,249)	(2,187)
Impact of PUC D&Os	16,617	17,799	2,084	2,025
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,253	$20,260	$(165)	$(162)
Hawaiian Electric consolidated
Service cost	$9,650	$9,705	$243	$245
Interest cost	26,666	25,429	1,699	1,741
Expected return on plan assets	(33,038)	(33,049)	(3,545)	(3,462)
Amortization of net actuarial (gain)/losses	25	23	(675)	(737)
Net periodic pension/benefit cost (return)	3,303	2,108	(2,278)	(2,213)
Impact of PUC D&Os	16,617	17,799	2,084	2,025
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,920	$19,907	$(194)	$(188)
HEI consolidated recorded retirement benefits expense of $11 million ($11 million by the Utilities) in each of the first three months of 2026 and 2025, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first three months of 2026 and 2025, the Company’s expenses and cash contributions for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan were $2.4 million and $1.8 million, respectively. For the first three months of 2026 and 2025, the Utilities’ expenses and cash contributions for its defined contribution plan under the Hawaiian Electric Industries Retirement Savings Plan were $2.3 million and $1.7 million, respectively.

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
As of March 31, 2026, approximately 2.5 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 1.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI and its principal subsidiaries. As of March 31, 2026, there were 41,964 shares remaining available for future issuance under the 2011 Director Plan. After all of the shares remaining under the 2011 Director Plan have been issued or reserved for issuance, nonemployee director grants of common stock will be made under the EIP, which was amended in 2024 to provide for nonemployee director grants.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2026	2025
HEI consolidated
Share-based compensation expense[1]	$1.2	$0.8
Income tax benefit	0.1	0.1
Hawaiian Electric consolidated
Share-based compensation expense[1]	0.8	0.5
Income tax benefit	0.1	0.1
1    For the three months ended March 31, 2026 and 2025, the Company has not capitalized any share-based compensation.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2026		2025
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	22,172	$42.41	65,628	$42.09
Granted	—	—	—	—
Vested	(22,172)	42.41	(42,452)	41.92
Forfeited	—	—	(1,004)	42.41
Outstanding, end of period	—	$—	22,172	$42.41
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2026 and 2025, total restricted stock units and related dividends that vested had a fair value of $0.4 million and $0.5 million, respectively, and the related tax benefits were nil and $0.1 million, respectively.
As of March 31, 2026, there was no unrecognized compensation cost related to restricted stock units.
Long-term incentive plan payable in stock.  The 2024-26, 2025-27 and 2026-28 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 220% of the number of target shares, depending on the achievement of the goals. The 2024-26 LTIP performance goals include a market condition goal. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Peer Group (the Company’s compensation peer group consisting of companies in the EEI Index and approved by the Company’s Compensation & Human Capital Management Committee), in each case over the relevant three-year period. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
other performance condition goals relate to Hawaiian Electric’s credit rating, public safety, funds from operations to total adjusted debt ratio and customer experience. The 2025-27 and 2026-28 LTIPs include other performance goals (described above) and a relative TSR payout modifier, which may adjust the payout shares based on the relative TSR result. The relative TSR modifier is based on HEI’s TSR compared to the Peer Group.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended March 31
	2026		2025
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	543,467	$13.50	98,441	$31.36
Granted	314,315	17.04	462,313	11.25
Vested (issued or unissued and cancelled)	(19,002)	55.98	(17,287)	54.92
Forfeited	—	—	—	—
Outstanding, end of period	838,780	$13.87	543,467	$13.50
Total weighted-average grant-date fair value of shares granted (in millions)	$5.4		$5.2
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2026	2025
Risk-free interest rate	3.49%	4.37%
Expected life in years	3	3
Expected volatility	65.3%	64.7%
Range of expected volatility for Peer Group	16.8% to 65.3%	15.3% to 64.7%
Grant-date fair value (per share) (HEI)	$17.04	$11.39
Grant-date fair value (per share) (Hawaiian Electric)	$17.04	$11.12
There were no share-based LTIP awards linked to TSR with a vesting date in 2026 and 2025.
As of March 31, 2026, there was $8.2 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 2.1 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2026		2025
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	362,963	$13.09	438,967	$18.17
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	362,963	$13.09	438,967	$18.17
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2026 and 2025.
As of March 31, 2026, there was $1.1 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 0.8 years.
Note 10 · Income taxes
The Company’s and Utilities’ effective tax rates (combined federal and state income tax rates) for the three months ended March 31, 2026 were 21% and 22%, respectively. This rate differs from the combined statutory rates, primarily due to the Utilities’ amortization of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act reduction in tax rate from 35% to 21%, partially offset by higher executive compensation limitations. The Company’s and Utilities’ effective tax rates were 19% and 21%, respectively, for the three months ended March 31, 2025.
On July 4, 2025, federal tax legislation, commonly referred to as the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company recognized the impacts of OBBBA. The Company will continue to assess the legislation’s impact on future reporting periods; however, the legislation is not anticipated to have a material impact on the Company’s financial statements.
Currently, there are no active Internal Revenue Service income tax examinations. In January 2026, the Company was notified that the State of Hawaii will audit the Company’s income tax returns for the 2022 through 2024 tax years. The audit is ongoing, however, the Company has not received any audit adjustments at this time.
Note 11 · Cash flows

Three months ended March 31	2026	2025
(in millions)
Supplemental disclosures of cash flow information
Cash payments (receipts):
HEI consolidated
Interest to non-affiliates, net of amounts capitalized	$10	$19
Interest on finance lease obligations	11	9
Federal income tax, net	—	(3)
State of Hawaii income tax, net (including refundable credits)	—	(1)
Hawaiian Electric consolidated
Interest to non-affiliates, net of amounts capitalized	9	14
Interest on finance lease obligations	11	9
Federal income taxes, net	—	(3)
State of Hawaii income taxes, net (including refundable credits)	2	1

Supplemental disclosures of noncash activities
HEI consolidated
Debt assumed by buyer - sale of a subsidiary (financing)	—	39
Hawaiian Electric consolidated
Capital contribution from parent of a membership interest in an unconsolidated affiliate (financing)	—	287
HEI consolidated and Hawaiian Electric consolidated
Property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	51	37
Right-of-use assets obtained in exchange for finance lease obligations (financing)	—	42
Estimated fair value of noncash contributions in aid of construction (investing)	4	3
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	47
Right-of-use assets obtained in exchange for operating lease obligations (investing)	—	3

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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
March 31, 2026
Financial assets
HEI consolidated
Money market mutual funds	$802,999	$802,999	$—	$802,999
Hawaiian Electric consolidated
Money market mutual funds	308,550	308,550	—	308,550
Financial liabilities
HEI consolidated
Long-term debt, net[1]	2,405,378	—	2,027,503	2,027,503
Hawaiian Electric consolidated
Long-term debt, net	2,183,207	—	1,831,719	1,831,719
December 31, 2025
Financial assets
HEI consolidated
Money market mutual funds	$839,380	$839,380	$—	$839,380
Hawaiian Electric consolidated
Money market mutual funds	345,510	345,510	—	345,510
Financial liabilities
HEI consolidated
Long-term debt, net[1]	2,409,975	—	2,098,593	2,098,593
Hawaiian Electric consolidated
Long-term debt, net	2,182,833	—	1,895,680	1,895,680
1    Carrying or notional amount does not include $52 million related to Mahipapa long term debt, net which is included in “Liabilities held for sale” in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. See Note 3 for more information.
Assets and liabilities measured at fair value on a recurring basis include money market mutual funds. Money market mutual funds are included in “Cash and cash equivalents” and “Restricted cash” in the Condensed Consolidated Balance Sheets.
There were no Level 3 assets or liabilities as of March 31, 2026 and December 31, 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2025 Form 10-K and should be read in conjunction with such discussion and the 2025 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2025 Form 10-K, as well as the quarterly condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.
HEI consolidated
Recent developments. For discussion of the impacts of inflation and other macro-economic factors impacting the Utilities, see also “Recent developments” in Hawaiian Electric’s MD&A. See also “Economic conditions” below for further discussion of the economic impact of recent events, and Note 2 of the Condensed Consolidated Financial Statements for recent updates and disclosures relating to the Maui windstorm and wildfires.
In June 2025, the Utilities submitted a request with the PUC to terminate or suspend the Affiliate Transaction Requirements (ATRs). Beginning in 2024 and continuing into 2026, HEI has embarked on a strategy to divest all of its affiliated companies other than the Utilities, intending for the Utilities to be HEI’s sole operating companies. Termination of the ATRs would allow implementation of a corporate integration, under which all HEI employees would move to Hawaiian Electric. A few officer positions would manage and operate both HEI and Hawaiian Electric (dual-hatted executives) and the HEI and Hawaiian Electric boards of directors would be composed of a single set of individuals. On October 31, 2025, HEI and Hawaiian Electric filed a revised request, after a September 2025 PUC order that provided guidance on the topics to be addressed in such a request. On March 23, 2026, the PUC issued an order approving the application of HEI and Hawaiian Electric to suspend the ATRs. The PUC’s approval is subject to specified commitments, including HEI’s divestment of all remaining Pacific Current and affiliated assets, a prohibition on pursuing new diversification activities, continued compliance with Hawaii Revised Statutes Section 269-19.5 governing affiliated interests, and ongoing cooperation with the PUC, including reporting obligations. HEI is required to file a report establishing a divestment timeline and to provide monthly progress reports thereafter. The order also requires advance notice to the PUC and Consumer Advocate prior to seeking any change in recovery of HEI-related expenses in future re-basing or rate proceedings. The PUC subsequently issued an order confirming that all ATR compliance filings and reporting are likewise suspended and closed the docket.
RESULTS OF OPERATIONS

	Three months ended March 31		%
(in thousands)	2026	2025	change	Primary reason(s)[1]
Revenues	$746,447	$744,070	—	Increase in the electric utility, partly offset by a decrease in the all other segment.
Operating income	53,377	62,420	(14)	Lower operating income for the electric utility, partly offset by lower operating loss for the all other segment.
Net income for common stock	30,450	26,671	14	Lower net loss for the all other segment primarily due to the sale of Hamakua Holdings at Pacific Current in March 2025, partly offset by lower net income for the electric utility.
1    Also, see the all other segment discussion below.
The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were 21% and 19%, respectively. The increase in the effective tax rate was primarily due to the non-recurrence of a discrete tax benefit recognized in the prior-year period related to the sale of Hamakua Holdings. Excluding this discrete item, the effective tax rates for both periods were comparable.

Maui windstorm and wildfires related expenses, net. For the three months ended March 31, 2026 and 2025, the Company’s incremental expenses related to the Maui windstorm and wildfires as discussed in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

	Three months ended March 31, 2026
(in thousands)	Electric utility	All other	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$1,455	$452	$1,907
Other expense	—	108	108
Total Maui windstorm and wildfires related expenses	1,455	560	2,015
Insurance recoveries	(961)	(371)	(1,332)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries	$494	$189	$683

	Three months ended March 31, 2025
(in thousands)	Electric utility	All other	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$3,849	$5,001	$8,850
Outside services expense	—	124	124
Other expense	5,695	233	5,928
Interest expense	1,752	279	2,031
Total Maui windstorm and wildfires related expenses	11,296	5,637	16,933
Insurance recoveries	(3,064)	(3,658)	(6,722)
Deferral treatment approved by the PUC[1]	(5,683)	—	(5,683)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$2,549	$1,979	$4,528
1    Pursuant to the PUC order received on February 12, 2025, deferral accounting treatment limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement incurred in 2025 was granted. Applicable amounts were deferred to a regulatory asset. See “Risk Factors” in Item 1A. for further discussion of regulatory risks. See Note 2 of the Condensed Consolidated Financial Statements.
Note: The all other segment Maui windstorm and wildfires related expenses (legal, outside services and other) and insurance recoveries are included in “Expenses-Other” and interest expense is included in “Interest expense, net” on the HEI and subsidiaries Condensed Consolidated Statements of Income. See Electric utility section below for more detail.
From August 8, 2023 through March 31, 2026, HEI and its subsidiaries have incurred approximately $2.27 billion of Maui windstorm and wildfires related expenses, including the Utilities’ estimate of the losses related to a settlement of all wildfire tort-related legal claims and cross claims, the One ‘Ohana Initiative contribution and $47.8 million related to the securities class action settlement. Certain of these costs are reimbursable under excess liability insurance, professional liability insurance and directors and officers liability insurance policies. As of March 31, 2026, HEI and its subsidiaries have approximately $9 million, nil and $70 million of insurance coverage remaining under the excess liability, professional liability and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs, including the securities class action settlement, and recognized as a receivable as of the quarter end.
On April 10, 2026, the last condition to the finalization of the tort settlement agreements and first installment payment was satisfied when the last insurer agreed to a stipulation withdrawing with prejudice the appeal of the December 30, 2025 summary judgment entered in favor of HEI, Hawaiian Electric and other defendants. As a result, the Company paid the first of its four equal annual $479 million installments pursuant to the settlement agreements and has initiated efforts to recover the remaining unpaid insurance coverage under its excess liability policy.

Economic conditions.
Note: The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Board of Governors of the Federal Reserve System, Department of Business, Economic Development and Tourism, University of Hawaii Economic Research Organization (UHERO), U.S. Bureau of Labor Statistics, Honolulu Board of REALTORS®, and U.S. Energy Information Administration).
In the first quarter of 2026, the average daily passenger count was 2.7% lower than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, including Japanese travelers, remaining at lower levels. In the first quarter, international visitor arrivals (excluding Japan) remained 20.1% below 2019 levels. Due to the weak yen, Japanese visitors are 38.6% below 2019 levels.
Hawaii’s preliminary seasonally adjusted unemployment rate in February 2026 was 2.3%, which was a decrease from the February 2025 rate of 2.6%. The national unemployment rate in March 2026 was 4.3%, slightly higher than the March 2025 rate of 4.2%. According to a recent forecast by UHERO, issued on February 27, 2026, jobs in the State will increase by 0.2% in 2026.
Hawaii real estate activity through March 2026, as indicated by Oahu’s home resale market, resulted in no change in the median sales price for condominiums and an increase of 2.6% for single-family homes compared to the same period in 2025. The median single-family home price was $1,205,000 in February 2026 and $1,199,500 in March 2026, both exceeding the previous all-time high of $1,185,000, set in February 2025. The number of closed sales through March 2026 saw a 3.6% decrease for condominiums and a 10.9% increase for single-family residential homes compared to the same period in 2025.
Hawaii’s petroleum product prices are correlated to the crude oil price in international markets. The price of crude oil has increased 5.8% over the same quarter in the prior year.
At its March 18, 2026 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range at 3.5% to 3.75%. The FOMC noted that uncertainty around the economic outlook remains elevated, and that the implications of developments in the Middle East for the U.S. economy are uncertain.
UHERO forecasts full year 2026 real GDP to increase 1.6%, real personal income to increase 0.9%, a decrease in total visitor arrivals of 0.6%, and an unemployment rate of 2.3% for the State. According to UHERO, Hawaii’s economy is gradually moving beyond a mild jobs recession in 2025 as payrolls have begun to edge upward, supported by a resilient U.S. economy and the local construction industry.
See also “Recent Developments” in the “Electric utility” section below for further discussion of the economic impact of recent events.
All other segment. The all other business segment loss includes results of the stand-alone corporate operations of HEI, ASB Hawaii, GLST1 and Pacific Current, including the results of Hamakua Energy and the solar and battery energy storage system facilities up until the close of their respective sales in 2025.

	Three months ended March 31
(in thousands)	2026	2025	Change	Primary reason(s)
Revenues	$2,407	$5,704	$(3,297)
The revenues for the first three months of 2026 were lower than the comparable period in 2025 primarily due to lower revenues at Mahipapa and the sale of Hamakua Holdings in March 2025 and the solar and BESS facilities at Pacific Current[1] in August 2025.

Operating loss	(9,156)	(13,517)	4,361
The first three months of 2026 and 2025 include $2.4 million and $5.2 million of operating loss, respectively, from Pacific Current[1]. The lower operating loss at Pacific Current is primarily due to the operating loss at Hamakua Holdings which was sold in March 2025. Corporate expenses for the first three months of 2026 were $1.7 million lower than the same period in 2025, primarily due to lower wildfire legal and other expenses.

Net loss	(4,893)	(21,145)	16,252
Lower operating losses due to the same factors cited for the change in operating loss above, lower interest expense (due to $384 million paydown in April 2025) and a loss on sale of Hamakua Holdings in March 2025, partly offset by lower interest and dividend income. Also see effective tax rate explanations above.

1     As a subsidiary of Hamakua Holdings, Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) up until the close of its sale on March 10, 2025, are eliminated in consolidation.

The all other business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and the results of HEI’s subsidiaries, GLST1, ASB Hawaii and Pacific Current. Significant investments of Pacific Current made through its subsidiaries include: Pacific Current’s indirect subsidiary up until the close of its sale on March 10, 2025, Hamakua Energy, which owned a 60-MW combined cycle power plant on Hawaii Island that provides electricity to Hawaii Electric Light; Pacific Current’s solar project subsidiaries up until the close of the Solar Asset Disposition effective August 1, 2025, which includes Mauo, which owned solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Alenuihaha Developments, LLC, which owned a collection of renewable energy assets on Oahu and Kauai, and Ka‘ie‘ie Waho Company, LLC, which owned a 6-MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative; Pacific Current’s remaining operating subsidiary, Mahipapa, which owns a 7.5-MW nameplate biomass facility on Kauai; as well as eliminations of intercompany transactions.
In late February 2024, Hamakua Energy’s combustion turbine and its leased combustion turbine unexpectedly sustained damages from contaminated fuel resulting in a plant shut down through June 2024. In addition, in March 2024, a fire, which was ignited from a vendor’s welding activities during scheduled maintenance, destroyed the cooling tower at the Mahipapa facility on Kauai resulting in a plant shutdown through December 2024. The Company is currently working with its legal counsel on seeking recovery of its losses related to damages sustained to its plant facilities.
As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, in March 2025, Pacific Current closed on the sale of Hamakua Holdings, a then wholly owned subsidiary of Pacific Current and parent company of Hamakua Energy, to an unaffiliated third party. In addition, in August 2025, Pacific Current, through an indirect subsidiary, sold all of its membership interests in Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC and Upena, LLC, and agreed to sell all of its membership interest in Mahipapa to an unaffiliated third party. See Note 3 of the Condensed Consolidated Financial Statements for more information.
FINANCIAL CONDITION
Liquidity and capital resources.  See “Credit and Capital Market Risk” in Item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2025 Form 10-K and in Item 1A. Risk Factors below.
HEI’s and the Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect HEI’s and the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to lower cost sources of capital, ability to attract and retain key personnel, and pending or threatened litigation (including wildfire related litigation noted above).
The Company’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. In September 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated credit agreement with a syndicate of eight financial institutions, increasing each of their committed capacities to $300 million (see Note 5 of the Condensed Consolidated Financial Statements). As of March 31, 2026, HEI and Hawaiian Electric had $15 million and nil, respectively, drawn on their revolving credit facilities and no commercial paper outstanding.
The Company has taken additional prudent measures to strengthen its financial position while continuing to provide reliable service to its customers and reinforcing HEI’s commitment to serving the community for the long term, including the Utilities entering into an asset-based credit facility in May 2024 that allows the Utilities to borrow up to $250 million (see Note 5 of the Condensed Consolidated Financial Statements), and HEI registering with the SEC in September 2024 an at-the-market offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, HEI has not sold any common stock under this program. Additional proactive measures included suspending the quarterly cash dividend on HEI’s common stock after payment of the second quarter dividend in September 2023, repaying its revolving credit facilities and reducing or eliminating discretionary costs.
As of March 31, 2026, HEI consolidated had $2.4 billion of long-term debt, of which $125 million is due or expected to be repaid within 12 months. In addition, as of March 31, 2026, the Utilities accrued estimated wildfire liabilities of approximately $1.92 billion (pre-tax), related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option and have classified the first $479 million installment as a current liability based on expected timing of the payment and the remaining $1.44 billion as a noncurrent liability on the Company’s and the Utilities’ Condensed Consolidated Balance Sheets. To finance the first installment payment, in September 2024, HEI completed the sale of 62.2 million shares of common stock. The shares were issued under a registration statement registering up to $575 million of common stock. The net proceeds from the sale of common stock amounted to approximately $557.7 million. In November 2024, HEI transferred the first installment payment to GLST1, a wholly owned subsidiary created for the specific purpose of holding the first installment payment pursuant to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). The cash for the first installment payment is classified as restricted cash on the Condensed Consolidated Balance Sheet as of March 31, 2026. On April 10, 2026, the final condition to payment occurred under settlement agreements and the first installment payment of $479 million was made.
The following table provides the components of available liquidity as of March 31, 2026. See “Liquidity and capital resources” in Hawaiian Electric’s MD&A below for components of its available liquidity under existing credit facilities as of March 31, 2026.

	As of March 31, 2026
(in millions)	Capacity	Outstanding/Utilized	Undrawn
Electric utility
Total credit, excluding standing commitment letter with HEI[1]	$518	$—	$518
Total available credit - Electric utility			$518
All other
Unsecured revolving line of credit	$300	$15	$285
At-the-market program	250	—	250
Total credit and other liquidity - All other	550	15	535
Total available credit and other liquidity - All other			$535
Consolidated cash and cash equivalents			453
Total available liquidity			$1,506
1     Pursuant to an HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy which provides Hawaiian Electric a borrowing commitment of $75 million. Hawaiian Electric currently has no borrowings under this policy. See Note 5 of the Condensed Consolidated Financial Statements for a description of the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy.
Management believes with the Company’s cash and cash equivalents amount of $453 million and GLST1’s restricted cash amount of $479 million, both as of March 31, 2026, the available capacity on Hawaiian Electric’s ABL Facility, HEI’s and Hawaiian Electric’s increased borrowing capacities of their unsecured lines of credit, and additional liquidity under HEI’s registered at-the-market offering program, the Company has adequate cash to meet its financial obligations and sustain operations in the short term.
The Company expects that liquidity will continue to be impacted in the long term primarily due to the remaining liability payments to settle wildfire claims; the August 2023 downgrades of the Company’s credit ratings to below investment grade, which may limit the Company from readily accessing low-cost unsecured, short-term borrowings and other sources of debt and equity financing on favorable terms; and higher working capital requirements resulting from inflation and elevated fuel prices. Although the Company has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims, the Company is currently working with its financial advisors on a financing plan to raise the additional capital necessary to fund the remaining settlement payments for the wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. If the financing plans are unsuccessful, the Company may need to consider other strategic alternatives. See further discussion in “Risk Factors” in Item 1A. If further liquidity is deemed necessary in the short term, Hawaiian Electric could also reduce the pace of capital spending related to non-essential projects, manage O&M expenses, seek borrowings on a secured basis, and explore asset sales.
Credit ratings. On March 17, 2026, S&P revised HEI’s outlook to “Positive” from “Credit Watch Positive” and reaffirmed the “B+” issuer credit rating. On April 21, 2026, Moody’s upgraded HEI’s long-term issuer rating to “Ba2” from “Ba3,” and changed its outlook to “Stable” from “Positive.”
HEI consolidated material cash requirements. Material cash requirements of HEI consolidated include: payments related to settlement of tort-related legal claims and cross claims; Utility-related capital expenditures (including capital expenditures related to wildfires and wildfire mitigations), labor and benefits costs, O&M expenses, fuel and purchase power costs, and debt and interest payments; HEI-related labor and benefits costs, debt and interest payments and legal and consulting costs related to the Maui windstorm and wildfires; and HEI equity contributions to support Pacific Current’s remaining operating subsidiary.

The consolidated capital structure of HEI was as follows:

(dollars in millions)	March 31, 2026		December 31, 2025
Long-term debt, net, including current portion of long-term debt, net	$2,405	59%	$2,410	60%
Common stock equity	1,637	41	1,606	40
	$4,042	100%	$4,016	100%
HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of March 31, 2026.
See Note 5 of the Condensed Consolidated Financial Statements for a brief description of the Company’s loans.
There were no new issuances of common stock through the DRIP or the HEIRSP for the three months ended March 31, 2026 and 2025.
For the first three months of 2026, net cash provided by operating activities of HEI consolidated was $61 million. Net cash used in investing activities for the same period was $102 million, primarily due to capital expenditures. Net cash used in financing activities for the same period was $8 million, primarily due to repayment of long-term debt.
Dividends.  The payout ratios for the first three months of 2026 and full year 2025 were nil. Each quarter, the HEI Board of Directors evaluates whether to declare a dividend and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, liquidity, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives. In August 2023, in consideration of the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter 2023 dividend, and has not declared a cash dividend since that time. This action was intended to allow the Company to provide additional liquidity and allocate resources to reducing wildfire risk and rebuilding and restoring power and help ensure a strong future for the Utilities. In May 2025, after a temporary suspension of Hawaiian Electric’s quarterly cash dividend to HEI that began with the second quarter 2024 dividend, the Hawaiian Electric Board of Directors approved a $10 million dividend for each quarter of 2025 and an $11 million dividend for the first quarter of 2026. This decision was made after considering several factors, including the continued progress of the Maui windstorm and wildfire settlement, the Utilities’ results of operations and the Utilities’ liquidity position.
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
For information about these material estimates and critical accounting policies, in addition to the critical policy discussed below, see pages 42, 43, 61 and 62 of the MD&A included in Part II, Item 7 of HEI’s and Hawaiian Electric’s 2025 Form 10-K.
Following are discussions of the results of operations, liquidity and capital resources of the electric utility segment.
Electric utility
Recent developments. See also “Recent developments” in HEI’s MD&A and Note 2 of the Condensed Consolidated Financial Statements, which includes disclosures relating to Maui windstorm and wildfires.
For the first quarter of 2026, the Utilities generated net income of approximately $35.3 million compared to $47.8 million for the same quarter of 2025. See “Results of operations” below for variance explanations.
In the first quarter of 2026, kWh sales volume increased 0.4% compared to the same period in 2025. The increase is driven by cloudier weather conditions, reducing production from rooftop solar and solar water heaters.
The price of crude oil has increased 5.8% over the same quarter in the prior year. The Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum penalty/reward exposure annually).

In March 2026, the Consumer Price Index (CPI) increased 3.3% over the last 12 months. In Hawaii, the March 2026 Urban Hawaii (Honolulu) CPI increased 3.7% over the last 12 months. Under the PBR Framework, inflation risk for the Utilities is partially mitigated by an Annual Revenue Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA includes an adjustment for the annual change in inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the Rate Adjustment Mechanism revenue in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA. The inflation factor percentage is the consensus projection of annual percentage change in GDPPI for the following calendar year published by Blue Chip Economic Indicators each October. For the 2025 calendar year, the forecasted 2025 GDPPI was 1.98% (net of the 0.22% customer dividend), measured in October 2024, and became effective in rates on January 1, 2025. For the 2026 calendar year, the forecasted 2026 GDPPI was 2.58% (net of the 0.22% customer dividend), measured in October 2025, and became effective in rates on January 1, 2026.
•The non-compounded portion of the ARA includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC to supplement the 0.22% customer dividend discussed above to make up the total customer dividend that will be applied to the ARA formula during the multi-year rate period (MRP).
Recent regulatory and legislative developments.
Alternative re-basing. In its order issued on February 27, 2025, the PUC concluded that Utilities’ target revenues should be re-based for the next MRP (MRP2) and allowed the Utilities to file a single, consolidated application that presents their requested adjustment to target revenues. The proceeding to re-base the Utilities’ target revenues for MRP2 shall be bifurcated into two tracks, with the first track focused on reaching a decision on the Utilities’ revenue requirements prior to the commencement of MRP2 and the second track focused on making a final determination on the revenue requirement and addressing the rate design component. On March 6, 2026, the Utilities filed a joint alternative re-basing proposal with Ulupono Initiative, requesting an increase of $170 million over annual target revenues at current effective rates, with $125 million phased into revenues in the first year of MRP2 and the remaining $45 million implemented in the second year of MRP2. The Utilities are awaiting PUC guidance on the procedural process to review the joint alternative re-basing proposal.
See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements.
Affiliate transactions. In June 2025, the Utilities submitted a request with the PUC to terminate or indefinitely suspend all or specific provisions of the Affiliate Transaction Requirements (ATRs). On October 31, 2025, HEI and Hawaiian Electric filed a revised request, after a September 2025 PUC order that provided guidance on topics to be addressed in such a request. Beginning in 2024 and continuing into 2026, HEI has embarked on a strategy to divest all of its affiliated companies other than the Utilities, intending for the Utilities to be HEI’s sole operating companies. In their filing, HEI and Hawaiian Electric described how termination or suspension of the ATRs would allow implementation of a corporate integration, under which all HEI employees would move to Hawaiian Electric, a few officer positions would manage and operate both HEI and Hawaiian Electric (dual-hatted executives), and the HEI and Hawaiian Electric boards of directors would be composed of a single set of individuals. On March 23, 2026, the PUC issued an order approving the indefinite suspension of ATR provisions requested by HEI and Hawaiian Electric. The PUC’s approval is subject to specified commitments, including HEI’s divestment of all remaining Pacific Current and affiliated assets, a prohibition on pursuing new diversification activities, continued compliance with Hawaii Revised Statutes Section 269-19.5 governing affiliated interests, and ongoing cooperation with the PUC, including reporting obligations. HEI is required to file a report establishing a divestment timeline for remaining affiliate assets and to provide monthly progress reports thereafter. The order also requires advance notice to the PUC and Consumer Advocate prior to seeking any change in recovery of HEI-related expenses in future re-basing or rate proceedings. The PUC subsequently issued an order confirming that all ATR compliance filings and reporting are likewise suspended and closed the docket.
System reliability. Since the August 2023 Maui windstorm and wildfires, the Utilities have developed a set of interim wildfire safety measures to mitigate the risk of wildfires in areas identified as having higher risk of wildfire in all service territories (Oahu, Maui County, and Hawaii Island). These interim measures represent actions the Utilities performed in 2024. On January 10, 2025, the Utilities filed their 2025-2027 Wildfire Safety Strategy (WSS, also referred to as Wildfire Mitigation Plan or WMP) with the PUC, which outlines their plans to reduce wildfire risk throughout their service territories over the next three years, and was approved by the PUC on December 31, 2025. The PUC also directed the Utilities to provide a WMP update bi-annually. On April 13, 2026, the Utilities submitted their 2026-2027 WMP update to the PUC. The WMP update primarily reflects 1) maturation of the wildfire mitigation framework following the 2025-2027 WSS, 2) direct responses to the PUC’s areas of continuous improvement identified in a decision and order, and 3) other non-substantive revisions for clarity. These measures result in disruptions to service and negatively impact Transmission and Distribution (T&D) System Average

Interruption Duration Index (SAIDI) and System Average Interruption Frequency Index (SAIFI). While the Utilities work to refine these measures over time to mitigate customer impacts, the Utilities are currently focused on taking immediate steps to keep island communities safe during extreme weather events. For a discussion regarding the launch of the Public Safety Power Shutoff program, see discussion below under “Wildfire safety measures.”
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
RESULTS OF OPERATIONS

Three months ended March 31		Increase
2026	2025	(decrease)		(dollars in millions, except per barrel amounts)
$744	$738	$6		Revenues. Net increase largely due to:
			$8	higher revenue from ARA
			1	higher Performance Incentive Mechanisms revenue
			1	higher Demand-Side Management revenue
			1	higher MPIR/EPRM revenue
			(2)	lower purchased power energy cost and lower kWh purchased, partially offset by higher PPAC revenues[1]
			(3)	lower fuel oil prices partially offset by higher kWh generated[2]
237	239	(2)		Fuel oil expense[2]. Net decrease due to lower fuel oil prices, partially offset by higher kWh generated and worse fuel efficiency
145	147	(2)
Purchased power expense[1,2]. Net decrease largely due to lower purchased power energy cost and lower kWh purchased; offset in part by the settlement of liquidated damages with IPPs in 2025 and the addition of Stage 1 renewable projects

162	143	19		Operation and maintenance expenses. Net increase largely due to:
			7	higher storm response costs
			6	higher property and general liability insurance costs
			5	higher generation and transmission and distribution operation and maintenance
			3	higher labor and employee benefits costs
			1	higher demand response costs
			(6)	lower wildfire mitigation program costs expensed[3]
137	134	3
Other expenses. Increase due to higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency and higher revenue taxes

63	76	(13)		Operating income. Decrease largely due to higher operation and maintenance expenses partially offset by higher ARA revenue
45	62	(17)		Income before income taxes. Decrease largely due to lower operating income and higher interest expense, partially offset by higher interest income earned
35	48	(13)		Net income for common stock. Decrease due to lower income before income taxes. See below for effective tax explanation
1,972	1,965	7		Kilowatt-hour sales (millions)[4]
$95.53	$104.55	$(9.02)		Average fuel oil cost per barrel
475,556	472,735	2,821		Customer accounts (end of period)
1The rate schedules of the Utilities currently contain Purchased Power Adjustment Clauses (PPACs) through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
2The rate schedules of the Utilities currently contain Energy Cost Recovery Clauses (ECRCs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
3 Starting in the fourth quarter of 2025, certain Wildfire Safety Strategy costs were deferred and continued to be deferred in 2026.
4 kWh sales were slightly higher compared to the same quarter in prior year. The increase in sales can be attributed to cloudier weather conditions, reducing production from rooftop solar and solar water heaters.

The Utilities’ effective tax rates for the first three months of 2026 and 2025 were relatively comparable at 22% and 21%, respectively.
Hawaiian Electric’s consolidated return on average common equity (ROACE) was 10% and not meaningful for the twelve months ended March 31, 2026 and 2025, respectively.
For more information of the Utilities’ incremental expenses related to the Maui windstorm and wildfires for the three months ended March 31, 2026 and 2025, see “Results of operations—Maui windstorm and wildfires related expenses” in HEI’s MD&A.
See “Economic conditions” in the “HEI consolidated” section above.
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the State of Hawaii, other than Kauai, to approximately 95% of the State’s population, and operate five separate grids. The Utilities’ mission is to empower their communities and customers with safe, reliable, resilient, affordable, and clean energy. The goal is to create a safe, modern, resilient, flexible, and dynamic electric grid that protects Hawaii from impacts of climate dynamics, position the Utilities to achieve the expectations of their customers and communities and earn their trust, and achieve Hawaii’s decarbonization goals that are aligned with the statutory goal of 100% renewable portfolio standard and net-negative carbon emissions by 2045.
Wildfire safety measures. In January 2025, the Utilities developed and filed with the PUC a 2025-2027 Wildfire Safety Strategy (WSS), which identifies risk mitigation strategies to perform over the next three years across their service territories. The measures, including wildfire risk analysis, implementation of the Public Safety Power Shutoff (PSPS) program, grid design changes, and system hardening, have been integrated into the 2025-2026 WSS. The strategies and actions include additional operational changes, grid hardening work, enhanced inspections and vegetation management, and risk modeling to inform and prioritize hardening work and operational actions. On May 30, 2025, the Utilities submitted an application to the PUC for Exceptional Project Recovery Mechanism (EPRM) cost recovery estimated at $350 million, net of costs funded through other existing programs. On December 31, 2025, the PUC approved the Utilities’ 2025-2027 WSS. The PUC also directed the Utilities to provide a WMP update bi-annually. On April 13, 2026, the Utilities submitted their 2026-2027 WMP update to the PUC.
The PSPS program calls for the Utilities to preventatively de-energize circuits in areas identified as high fire risk during certain weather conditions. The PSPS program launched on July 1, 2024 has been used when it is needed, to protect customers, communities and employees. Since the July 2024 implementation, the Utilities have continued to mature the PSPS program as it has gained experience executing the program along with public safety partners, communities, and residents. For example, the Utilities now have an in-house meteorologist and additional strategically placed weather stations to enhance their forecasting capability and situational awareness of localized hazardous conditions. The PSPS protocols will evolve over time as more analytical, forecast, and situational awareness capabilities and wildfire mitigations are deployed. De-energizing circuits in high wildfire risk areas will lead to extended interruptions for many customers, even if not in a high wildfire risk area. The Utilities will continue to work with key stakeholders in balancing the risk of utility-related wildfires with the risk to the public arising from not having electricity.
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
Climate action plan. In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. Since that time, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies have slowed the pace of progress toward reducing greenhouse gas emissions. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below. The One Big Beautiful Act signed into law on July 4, 2025 may impact the ability of recently selected and new wind and solar projects to qualify for federal tax credits. Any loss in renewable energy tax credits could lead to project risk for new wind and solar projects in development and will likely result in higher prices for new renewable projects, which rely on such incentives to provide clean, affordable energy. Further, new tariffs imposed on equipment and materials used in the construction of renewable facilities will have an impact on pricing of new renewable projects. As a result of these challenges and the downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 RPS goals and expect to meet or exceed the State of Hawaii’s 2030 RPS goals. The Utilities estimate a reduction of carbon emissions of approximately 25% for 2025. This represented an increase in emissions compared to the 27% reduction in 2024 due to higher customer electric usage. As renewable energy replaces fossil fuel generation, carbon emissions are expected to continue to decline over time.
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
The Hawaii State Energy Office’s Alternative Fuel, Repowering and Energy Transition Study (Alternative Fuel Study) expresses concern about the speed of the transition to renewable energy and cites to the continued reliance on imported oil as a driver of high bills and intense carbon emissions. The report makes a case for the use of liquefied natural gas on Oahu to replace low sulfur fuel oil during the transition to 100% renewable energy, and names several entities as potential investors that could help speed the transition. On October 6, 2025, the Office of the Governor of the State of Hawaii and JERA Co., Inc. (JERA), Japan’s largest power producer, signed a non-binding Strategic Partnering Agreement that establishes a framework for long-term collaboration to support Hawaii’s decarbonization goals and energy transition. The Strategic Partnering Agreement supports the implementation of the Hawaii State Energy Office’s Alternative Fuel Study to pursue fuel diversification, including liquified natural gas, to reduce near-term reliance on oil. On March 17, 2026, JERA provided a proposal to the State of Hawaii to modernize Oahu’s energy system to accelerate the replacement of oil-fired generation with new energy assets, including an approximately 500-MW hybrid combined-cycle and simple-cycle power facility supported by offshore liquefied natural gas import infrastructure. JERA is exploring opportunities to participate in the equity investment needed, and if the project is approved, JERA estimates the new infrastructure would be developed over the next several years, with a target commercial operation date in 2030.
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
In 2022, the Utilities were approved to expand the Energy Demand Response Program (EDRP) on the island of Maui and Oahu, which provides approximately 8 MW and 43 MW on Maui and Oahu, respectively. The PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge.
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
The Utilities filed their initial application with the PUC on September 30, 2019 for an Advanced Distribution Management System as part of Phase 2 of their GMS implementation. However, as the Utilities were unsuccessful in securing Infrastructure Investment and Jobs Act federal funding in 2024, the Utilities are currently re-scoping GMS Phase 2 and plan to file another updated and supplemented PUC application for updated project costs in the second quarter of 2026.
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
On August 29, 2025, the PUC issued an order dividing the proceeding into two tracks, Track A, focused on retail wheeling, and Track B, focused on an intragovernmental credit share program that was the subject of the prior procedural schedule in the docket.
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
On November 10, 2025, the Utilities filed their Track A Retail Wheeling Straw Proposal. The Utilities’ Straw Proposal provides an overview for the application process, a discussion of technical standards for grid interconnection and monitoring, provisions for metering and monitoring and a discussion of pricing mechanisms in the tariff structure and how to appropriately allocate wheeling costs. The Consumer Advocate and stakeholders provided comments on the Utilities’ Straw Proposal by January 20, 2026. The Utilities filed responses to the comments of the Consumer Advocate and stakeholders on March 6, 2026. On April 7, 2026, the PUC held a technical conference and stakeholder workshop where the Utilities provided a presentation on the Track A Retail Wheeling Straw Proposal and addressed the various comments and questions raised by the PUC, Consumer Advocate, and stakeholders in the proceeding. At the end of the conference, the PUC stated it would be issuing further guidance on the docket and a procedural schedule for the remainder of the proceeding.
Regulatory proceedings. On December 23, 2020, the PBR D&O was issued, establishing the PBR Framework. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. The Utilities are currently exploring a collaborative non-rate case re-basing proposal under the PBR Framework as an alternative to a rate case process. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements for a discussion of re-basing, PBR Framework and decoupling.
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

On August 31, 2023, the PUC issued an order temporarily suspending the Earnings Sharing Mechanism (ESM) until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. In accordance with the order, the ESM remains suspended and there is no earnings sharing adjustment for 2026 as of March 31, 2026.
Actual and PUC-allowed returns, as of March 31, 2026, were as follows:

Ratio (%)	Rate-making Return on rate base (RORB)[1]			Book ROACE[2]			Rate-making ROACE[3]
Twelve months ended March 31, 2026	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.36	6.64	4.13	14.11	9.36	2.66	9.02	8.04	3.60
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.01)	(0.88)	(3.30)	4.61	(0.14)	(6.84)	(0.48)	(1.46)	(5.90)
1     Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
2     Based on recorded net income divided by average common equity.
3    Based on recorded net income adjusted to remove items not included in determining electric rates, divided by rate making equity.
Rate-making calculations remove the impacts of the Settlement Agreements and eliminate the balances for the asset-based lending facility (ABL Facility) on a stand-alone company basis. The Utilities have stated that customers will not be impacted by payments related to the Settlement Agreements for the Maui windstorm and wildfires, which totals $1.9 billion (see Note 2 of the Condensed Consolidated Financial Statements). The ABL Facility contains certain intercompany costs related to the ABL Facility that are eliminated on a consolidated basis, and these transactions are eliminated on a stand-alone company basis for rate-making. Therefore, the rate-making returns were adjusted to exclude these impacts.
The gap between PUC-allowed ROACEs and the ROACEs achieved is generally due to the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), and depreciation, other operation and maintenance (O&M) expense and return on rate base that are in excess of what is currently being recovered through rates (the last rate case plus authorized Rate Adjustment Mechanism revenue and ARA revenues). In 2025, Maui Electric's returns are lower than allowed levels due to higher sustained maintenance and investments than what is recovered in current rates.
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
New renewable PPAs.
•Under a request for proposal process governed by the PUC and monitored by independent observers, the Utilities issued Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Of the 11 PPAs filed by the Utilities, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. The Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC approved all three amendments. To date, two Stage 2 projects have reached commercial operations. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. Separately, the PUC approved the Utilities’ Waena Battery Energy Storage System project under Stage 2. See “Utility projects” in Note 4 of the Condensed Consolidated Financial Statements.

A summary of the remaining four approved Stage 2 PPAs and the self-build project is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual lump sum payment (in millions)
PPAs
Hawaiian Electric	3	79	79	/	443	5/17/24[1], 6/7/24 & 9/1/24[1]	20 & 25	$31.4
Hawaiian Electric	1	N/A	185	/	565	12/19/23	20	24
Self-build
Maui Electric	1		40	/	160	11/30/26		—
Total	5	79	304	/	1,168			$55.4
1     Project delays have resulted in guaranteed commercial operations date being missed.
The total projected annual payment of $55.4 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates.

Tariffed renewable resources.
•As of March 31, 2026, there were approximately 736 MW, 157 MW and 162 MW of installed distributed renewable solar energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus, Interim Smart Export, Smart Distributed Energy Resources — Export, Smart Distributed Energy Resources — Non-Export, and Community-Based Renewable Energy. As of March 31, 2026, an estimated 44% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 24% of the Utilities’ total customers have solar systems.
•The Utilities’ feed-in tariff program is designed to encourage the addition of more renewable energy projects in Hawaii. As of March 31, 2026, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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
•The Hawaii Island Stage 3 RFP, seeking 325 gigawatt-hours (GWh) per year of energy and 65 MW of renewable firm capacity, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. Contracts for three paired PV with storage projects have been executed and filed with the PUC for approval. On April 21, 2025, the PUC dismissed the three applications without prejudice and directed that new applications be filed upon completion of the respective Interconnection Requirement Study. A contract for a firm generation project on Maui was executed and filed with the PUC for approval on September 26, 2025. On November 12, 2025, the PUC suspended the firm generation project’s docket to address the applicability of Hawaii Revised

Statutes Chapter 343 (Hawaii Environmental Policy Act) to the project. The Utilities filed an amended and restated contract on March 11, 2026, and the PUC unsuspended the docket on March 25, 2026. In addition, in 2025, two solar-plus storage projects on Oahu, and one solar-plus project on Maui were filed with the PUC for approval. Negotiations for the remaining projects are ongoing.
On March 28, 2025, the Utilities filed an application to the PUC for their self-build project - Waiau repower project. The Utilities requested, among other things, approvals of 1) the commitment of funds for such project, and 2) recovery of project costs through the EPRM. On October 17, 2025, the Utilities filed an updated application reflecting revised costs of $1.16 billion, citing unavoidable and changed market conditions outside the Utilities’ control. On March 23, 2026, the PUC approved the commitment of funds and EPRM recovery for the Waiau repower project at the initial estimated cost of $847 million plus the lesser of a 10% increase or the difference in the GDPPI between the date of the best and final offer submission and the date of the PUC’s decision and order (Inflationary Adjustment). On April 2, 2026, the Utilities filed a motion for reconsideration of the PUC’s decision and order. On April 17, 2026, the PUC issued an order addressing the Utilities’ motion for reconsideration which, among other things, affirmed that the project costs up to $847 million plus the Inflationary Adjustment can be recovered through EPRM and clarified that the Utilities may, after the project is in-service, seek recovery for project cost amounts greater than the approved amount in a general rate case or rate re-basing proceeding. Based on the estimated GDPPI for the first quarter of 2026 released by the Bureau of Economic Analysis on April 30, 2026, the project costs plus the Inflationary Adjustment are currently estimated at $908 million. See also “Utility projects” in Note 4 of the Condensed Consolidated Financial Statements.
A summary of the Stage 3 PPAs and self-build project is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Firm Generation (MW)
PPAs
Hawaiian Electric	4	126	510	307
Hawaii Electric Light	3	86	374	60
Maui Electric	4	90	240	40
Self-build project
Hawaiian Electric	1	—	—	253
Total	12	302	1,124	660
•On August 19, 2024, the PUC opened a docket for the Utilities’ Integrated Grid Planning RFP (IGP RFP). On August 26, 2024, the Utilities filed their draft IGP RFP for Oahu and Hawaii Island. The Oahu portion of the IGP RFP seeks 750 GWh per year of energy and 350 MW of grid forming resources by November 1, 2030, and 81 MW of renewable firm capacity by December 2033. The Hawaii Island portion of the IGP RFP seeks 435 GWh per year of energy and 115 MW of grid forming resources by November 1, 2030, and 30 MW of renewable firm capacity by December 2032. On August 18, 2025, the Utilities filed a request with the PUC for approval to not offer utility-owned sites to other potential bidders. On September 9, 2025, the Consumer Advocate filed a response indicating it did not object to the Utilities’ request and a party to the docket filed a response requesting that the PUC consider the broader market impacts that limiting available sites would have on the available interconnection capacity and market competitiveness. On December 12, 2025, and on February 6, 2026, the Utilities filed their responses to additional PUC information requests.
Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 4 of the Condensed Consolidated Financial Statements.
Legislation. On June 6, 2025, Act 191 was signed into law, which allows the State to “step-in” for the Utilities in the case of utility financial distress, ensuring project owners receive payment, addressing concerns of some independent power producers’ ability to procure low-cost financing for new renewable energy and storage projects due to the Utilities’ credit ratings. On July 1, 2025, Act 258 was signed into law, which directs the PUC to study the viability of a wildfire relief fund, establish an aggregate liability cap on economic damages from future wildfires and authorizes securitization to finance wildfire safety and resilience infrastructure improvements. On July 8, 2025, Act 301 was signed into law, which appropriates funds to address the State of Hawaii’s share in the settlement of claims related to the Maui wildfire and windstorm tort litigation settlement. Act 258 is expected to help support the Utilities’ financial stability to move forward, while Act 301 provides a resolution to those affected by the Maui windstorm and wildfires and provides assurance for a global settlement to move forward. Act 191 supports the Utilities’ ability to procure energy and gives IPP’s assurance to bid on projects in order to provide customers and communities with safe, reliable and affordable clean energy.
As noted above, on July 2, 2025, Act 266 was signed into law. Among other things, Act 266 authorizes wheeling of renewable energy and requires the PUC to establish policies and procedures to implement wheeling of renewable electricity for a capacity of not more than two megawatts, as well as microgrid service tariffs, by January 1, 2027. Act 266 also requires the PUC to establish an installation goal for new customer-sited distributed energy resources and establish tariffs to achieve the installation goal and for grid service programs, microgrids, and community-based renewable energy. The Utilities are currently assessing the potential impact related to wheeling as the PUC works to establish the provisions and terms for the implementation of wheeling in compliance with Act 266. For more information on wheeling, see discussion in “Investigation on the establishment of wheeling” above.
The One Big Beautiful Act signed into law on July 4, 2025 may impact the ability of the Utilities’ recently selected and new wind and solar projects to qualify for federal tax credits. Regulations continue to be developed, so the complete scope of potential impacts remains unknown at this time. Any loss in renewable energy tax credits could lead to project risk for new wind and solar projects in development and will likely result in higher prices for such projects, developers of which rely extensively on federal tax credits to finance such projects. It is also possible that the sunsetting of these tax credits will impact the supply chain for projects throughout the U.S. as developers rush to meet the four-year safe harbor timeline. The legislature is expected to consider legislation to provide a state tax credit to fill the void left by the expiration of the federal solar tax credit. However, due to budget shortfalls, the likelihood of its passage is limited.
Trade policies. Impacts to the Utilities from trade policies imposed by the U.S. or its trading partners are uncertain at this time. The Utilities estimated that in 2024, more than 90% of the Utilities’ capital goods were domestically sourced. However, the Utilities and their independent power producers procure capital goods that flow through global supply chains and may include raw materials, sub-components, or components sourced or assembled outside the U.S. Utility capital costs and the cost of power procured from independent power producers may increase due to new trade policies and changes in trade policy from the U.S. and its trading partners, based on the amount of foreign content of capital goods. It is also possible that trade policies could impact commodities and raw materials costs, leading to inflation of utility capital costs indirectly through the broader supply chain. Utility-scale battery projects planned by both Hawaiian Electric and independent power producers may see significant cost increases or supply chain challenges, as the majority of battery components are currently manufactured in, or have significant supply chain exposure to, the People’s Republic of China. The Utilities are still assessing the potential impact of current trade policies.
Federal grant. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that their Climate Adaption Transmission and Distribution Resilience Program (Resilience Program) application for $95 million in federal funds was officially awarded. In 2025, President Trump issued multiple executive orders that impact federal funding. The Utilities are not impacted at this time but will continue to monitor for any new executive orders and any changes that are passed down through the federal contracting officer for the Resilience Program. See “Utility projects” in Note 4 of the Condensed Consolidated Financial Statements for additional discussions. There is no assurance that the federal government will reimburse in a timely manner or may dispute reimbursement.
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

FINANCIAL CONDITION
Liquidity and capital resources. As discussed in Note 2 of the Condensed Consolidated Financial Statements,
HEI’s and the Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect HEI’s and the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation (including recent litigation noted below). HEI and Hawaiian Electric expects the payments under the Settlement Agreement will be made in four equal annual installments as allowed by the Settlement Agreements. See “Liquidity and capital resources” in HEI’s MD&A for additional information.
HEI’s and the Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect HEI’s and the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation. Although the Utilities have a fuel pass-through mechanism with limited fuel cost-risk sharing, the Utilities expect cash flow impacts from the timing of the disbursements for fuel inventories and delayed collection of accounts receivable, resulting in higher working capital requirements.
Hawaiian Electric’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of their business remain strong, the Utilities took prudent and measured actions to strengthen their financial position while continuing to provide reliable service to their customers and reinforcing their commitment to serving the community for the long term. On September 5, 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated credit agreement with a syndicate of eight financial institutions, increasing each of their committed capacities to $300 million (see Note 5 of the Condensed Consolidated Financial Statements). Longer term, the Utilities entered into an asset-based credit facility that allows borrowing up to $250 million (see Note 5 of the Condensed Consolidated Financial Statements) and are also evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing unsecured debt, and conducting asset sales, among others.
The following table provides the components of available liquidity under existing facilities.

	As of March 31, 2026
(in millions)	Capacity	Outstanding	Undrawn
Unsecured revolving line of credit	$300	$—	$300
ABL Facility	218	—	218
Borrowing from HEI - standing commitment letter	75	—	75
Total credit	$593	$—	$593

Cash and cash equivalents			437
Total available liquidity from cash and under existing facilities			$1,030
As of March 31, 2026, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric in the amount of nil and $10 million, respectively, and had long-term intercompany loans from Hawaiian Electric in the amount of $25 million and $90 million, respectively.
See Note 5 of the Condensed Consolidated Financial Statements for a brief description of Hawaiian Electric’s loans.
Management believes that HEI’s and the Utilities’ current cash and cash equivalents balances, as of March 31, 2026, amounting to $9.6 million and $436.8 million, respectively, the available capacity on Hawaiian Electric’s ABL Facility and revolving line of credit (see Note 5 of the Condensed Consolidated Financial Statements), and the additional liquidity from HEI’s at-the-market offering program, provide sufficient liquidity to fund operations and satisfy their other obligations for the short term.
As of March 31, 2026, the Utilities are in compliance with all applicable financial covenants and expect to continue to be in compliance with all the financial covenants in the next 12 months. The Utilities’ liquidity has improved, but continues to be impacted from the downgrades of their credit ratings, which result in higher credit spreads compared to investment grade credit spreads. However, the Utilities cannot predict the future effects on the Utilities’ ability to access additional capital or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
The rebuilding of Lahaina will be a community-led effort and will occur over an extended period of time. The cost of rebuilding Maui Electric’s infrastructure is not yet known, but could be significant because the infrastructure that may be required is expected to be different than what previously existed. For example, to mitigate wildfire risk, grid hardening strategies, such as undergrounding of lines in high-risk locations will be significantly more expensive than using overhead lines and will thus result in increased costs.
Hawaiian Electric utilizes cash on hand to support normal operations and will draw on its revolving line of credit or ABL Facility, as needed, to supplement any operational needs. Hawaiian Electric may also borrow short-term from HEI for itself and on behalf of Hawaii Electric Light and Maui Electric, and Hawaiian Electric may borrow from or loan to Hawaii Electric Light and Maui Electric on a short-term basis. The intercompany borrowings among the Utilities, but not the borrowings from HEI, are eliminated in the consolidation of Hawaiian Electric’s financial statements. The Utilities also utilize long-term debt, borrowings of the proceeds of special purpose revenue bonds issued by the State of Hawaii Department of Budget and Finance, the issuance of privately placed unsecured senior notes bearing taxable interest, and high yield capital markets, to finance the Utilities’ capital improvement projects, or to repay short-term borrowings used to finance such projects. The downgrades of Hawaiian Electric’s credit ratings will continue to adversely impact the Utilities’ ability to access lower cost sources of capital.
Credit ratings. On March 17, 2026, S&P revised Hawaiian Electric’s outlook to “Positive” from “CreditWatch Positive” and reaffirmed the “B+” issuer credit rating. On April 21, 2026, Moody’s upgraded Hawaiian Electric’s long-term issuer and senior unsecured rating to “Ba1” from “Ba2,” and changed its outlook to “Stable” from “Positive.”
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. The ABL Facility was approved by the PUC, became effective on July 24, 2024 and will expire on July 24, 2027. As of March 31, 2026, total available capacity under the ABL Facility was $218 million and remains undrawn.
Taxable debt. On July 24, 2025, the Utilities received PUC approval to issue during the three-year period of 2025 through 2027, unsecured obligations bearing taxable interest (Hawaiian Electric up to $900 million, Hawaii Electric Light up to $115 million and Maui Electric up to $150 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on September 18, 2025, Hawaiian Electric issued $500 million in unsecured senior notes with an interest rate of 6.00%. A portion of the proceeds was used to repay the outstanding balance of the Utilities’ revolving and term loan facilities and the remaining proceeds are intended to be used to 1) finance capital expenditures, 2) repay long-term debt and short-term debt used to finance or refinance capital expenditures, and 3) reimburse funds used for the payment of capital expenditures. The 2025 Notes will mature on October 1, 2033.
On November 3, 2025, Hawaiian Electric made long-term intercompany loans to Hawaii Electric Light and Maui Electric in the amount of $25 million and $90 million, respectively. The interest rate and term of the loans are the same as Hawaiian Electric’s 2025 Notes. The long-term intercompany loans are eliminated in the total consolidated Hawaiian Electric amounts. See summary table below for remaining authorized amounts as of March 31, 2026 for each respective utility.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2025 through 2027	$900	$115	$150
Less: taxable debt executed on September 18, 2025/ long-term intercompany loans	500	25	90
Remaining authorized amounts	$400	$90	$60
As of March 31, 2026, the Utilities have $2.18 billion of long-term debt, of which $125 million is due or expected to be repaid within 12 months.
Equity. On October 28, 2025, the Utilities received PUC approval to issue and sell each utility’s common stock over a three-year period from January 1, 2025 through December 31, 2027 (Hawaiian Electric sale/s to HEI of up to $210 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $70 million, and Maui Electric sale/s to Hawaiian Electric of up to $145 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric. As of March 31, 2026, no common stock has been issued under this authorization.

Cash flows. The following table reflects the changes in cash flows for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Three months ended March 31
(in thousands)	2026	2025	Change
Net cash provided by operating activities	$64,923	$79,014	$(14,091)
Net cash used in investing activities	(101,543)	(84,146)	(17,397)
Net cash used in financing activities	(12,791)	(48,590)	35,799
Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by higher cash paid for maintenance and storm response costs and higher cash paid for fuel oil stock due to higher volume purchased.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash used in financing activities. The decrease in net cash used in financing activities was largely driven by repayment of the revolving credit facility in 2025.
Material cash requirements. Material cash requirements of the Utilities include payments related to settlement of tort-related legal claims and cross claims to the extent HEI does not make such payments, O&M expenses, labor and benefits costs, fuel and purchase power costs, debt and interest payments, operating and finance lease obligations, their forecasted capital expenditures (including capital expenditures related to wildfires and wildfire mitigations) and investments, their expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating and finance lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through operating cash flows, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2026		December 31, 2025
Long-term debt, net, including current portion of long-term debt, net	$2,183	58%	$2,183	58%
Common stock equity	1,609	42	1,583	42
	$3,792	100%	$3,766	100%
The Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to limit their ability to readily access low-cost sources of capital. Through the sale of common stock in September 2024, HEI has raised sufficient cash to pay the first installment of the settlement of wildfire tort claims and paid the first installment on April 10, 2026. HEI is currently working with its financial advisors on a financing plan to raise the additional capital required to fund the remaining settlement payments for the wildfire tort claims. While management believes that HEI will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ financing plan, cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in HEI’s and Hawaiian Electric’s exposure to market risk during the quarter ended March 31, 2026. For discussion of our exposure to market risk, see page 62 included in Part II. Item 7A. of HEI’s and Hawaiian Electric’s 2025 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2025 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 4 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries and Pacific Current and its subsidiaries) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 14 to 26 of HEI’s and Hawaiian Electric’s 2025 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv through vi herein.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of HEI common shares were made on the open market during the first quarter of 2026 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period[1]	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2026	22,526	$14.00	—	NA
February 1 to 28, 2026	28,240	$16.21	—	NA
March 1 to 31, 2026	14,428	$15.27	—	NA
NA - Not applicable.
1     Trades (total number of shares purchased) are reflected in the month in which the order is placed.
2    The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) and the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP and the HEIRSP. Of the “Total number of shares purchased,” 2,884 of the 22,526 shares, 4,828 of the 28,240 shares and 4,893 of the 14,428 shares were purchased for the DRIP; the remaining shares were purchased for the HEIRSP. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On May 8, 2026, the Company announced leadership structure changes at HEI and Hawaiian Electric to reflect its pure-play utility focus. Effective as of June 1, 2026, Scott W. H. Seu will serve as the Chief Executive Officer (CEO) of both HEI and Hawaiian Electric, and Shelee M. T. Kimura will serve as President of both HEI and Hawaiian Electric.
In furtherance of this leadership restructuring, effective as of June 1, 2026, Mr. Seu will resign as President of HEI and be appointed CEO of Hawaiian Electric. He will continue to serve as HEI’s CEO and his compensation package will not change in connection with this change.
Additionally, effective as of June 1, 2026, Ms. Kimura, 52, will be appointed President of HEI and will resign as CEO of Hawaiian Electric. Ms. Kimura will continue to serve as President of Hawaiian Electric, where she has served as President and CEO since January 2022. Prior to this, Ms. Kimura served as Senior Vice President, Customer Service and Public Affairs of Hawaiian Electric from October 2020 to January 2022, Senior Vice President, Customer Service from February 2019 to October 2020, Senior Vice President, Business Development and Strategy from January 2017 to February 2019, and Vice President, Corporate Planning & Business Development from May 2014 to January 2017. Before joining Hawaiian Electric, Ms. Kimura led HEI’s Corporate Finance, Investor Relations and Strategy groups from August 2004 to May 2014.
Ms. Kimura’s compensation package, described in the Proxy Statement filed with the SEC on April 29, 2026, will not change in connection with her appointment as President of HEI.
There are no arrangements or understandings between Ms. Kimura and any other person pursuant to which she was selected as an officer, no family relationships between Ms. Kimura and any other executive officer or director, and no related person transactions within the meaning of Item 404(a) of Regulation S-K between Ms. Kimura and HEI.

Item 6. Exhibits

HEI Exhibit 10	Consulting Services Agreement made on April 6, 2026 between HEI and Emberstone, LLC

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Paul K. Ito	By	/s/ Paul K. Ito
	Paul K. Ito		Paul K. Ito
	Senior Vice President and		Senior Vice President,
	Chief Financial Officer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: May 8, 2026		Date: May 8, 2026