Form 10-Q
period 2026-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2026-08-07
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 31, 2026
Hawaiian Electric Industries, Inc. (Without Par Value)	172,728,004	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2026

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2026 and 2025
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2026 and 2025
3		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2026 and December 31, 2025
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and six months ended June 30, 2026 and 2025
5		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2026 and 2025
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2026 and 2025
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2026 and 2025
7		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2026 and December 31, 2025
9		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and six months ended June 30, 2026 and 2025
10		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2026 and 2025
11		Notes to Condensed Consolidated Financial Statements (unaudited)
45	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
45		HEI consolidated
51		Electric utility
66	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
67	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
68	Item 1.	Legal Proceedings
68	Item 1A.	Risk Factors
68	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
69	Item 5.	Other Information
70	Item 6.	Exhibits
71	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2026
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

ASU	Accounting Standards Update
ATR	Affiliate Transaction Requirement
BESS	Battery Energy Storage System
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc.; and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). Effective June 3, 2026, GLST1, LLC was dissolved and terminated.
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
DOE	U.S. Department of Energy
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy Cost Recovery Clause
EIP	2010 Equity and Incentive Plan, as amended
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ESM	Earnings Sharing Mechanism
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Federal	U.S. Government
GAAP	Accounting principles generally accepted in the United States of America
GDPPI	Gross Domestic Product Price Index
GLST1
GLST1, LLC, a former subsidiary of Hawaiian Electric Industries, Inc. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. Effective June 3, 2026, GLST1, LLC was dissolved and terminated.

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

HE AR BRWR	HE AR BRWR LLC, a direct subsidiary of HE AR INTER LLC
HE AR INTER	HE AR INTER LLC, a direct subsidiary of Hawaiian Electric Company, Inc. and parent company of HE AR BRWR LLC
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC. Effective June 3, 2026, GLST1, LLC was dissolved and terminated.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
IPP	Independent power producer

GLOSSARY OF TERMS, continued

Terms	Definitions
Kaʻieʻie Waho	Kaʻieʻie Waho Company, a former subsidiary of Pacific Current
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a former subsidiary of Pacific Current
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MW	Megawatt/s (as applicable)
O&M	Other operation and maintenance
OPEB	Postretirement benefits other than pension
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
•the impact of the Maui windstorm and wildfires, including potential liabilities in excess of settlement amounts and potential regulatory penalties, which may result in significant costs that may be unrecoverable (or not reimbursed on a timely basis) through insurance and/or rates;
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
•further downgrades by credit rating agencies in their ratings of the securities of HEI and Hawaiian Electric and their impact on results of financing efforts;
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
•the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) proposals related to rate rebasing, performance-based regulation (PBR), wildfire safety, renewable energy or grid resiliency, among others, and related costs; reliance by the Utilities on outside parties such as the State, IPPs and developers; supply-chain challenges; and uncertainties surrounding technologies, solar power, wind power, biofuels, liquefied natural gas, environmental assessments required to meet RPS and other climate-related goals; the impacts of implementation of the wildfire mitigation, renewable energy and resilience proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects;
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
•the ability of the Utilities to recover increasing or additional costs (e.g., due to trade policies imposed by the current administration, tariffs, inflation, or other factors impacting prices) and earn a reasonable return on capital investments not covered by the ARA, while providing the customer dividend required by PBR;
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
•the impact of competitive pressures from third-party alternative generation resources and regulatory changes affecting the Company’s utility franchise may negatively impact its growth prospects, market position, and stock price;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Electric utility	$936,864	$742,482	$1,680,904	$1,480,848
Other	2,839	3,910	5,246	9,614
Total revenues	939,703	746,392	1,686,150	1,490,462
Expenses
Electric utility (includes $154 million benefit for the tort settlement remeasurement) (Note 2)	718,300	677,938	1,399,807	1,340,367
Other	17,189	14,707	28,752	33,928
Total expenses	735,489	692,645	1,428,559	1,374,295
Operating income (loss)
Electric utility	218,564	64,544	281,097	140,481
Other	(14,350)	(10,797)	(23,506)	(24,314)
Total operating income	204,214	53,747	257,591	116,167
Retirement defined benefits credit—other than service costs	879	919	1,758	1,836
Interest expense, net (Note 2)	(48,383)	(27,256)	(79,511)	(61,468)
Allowance for borrowed funds used during construction	1,997	1,462	3,702	2,879
Allowance for equity funds used during construction	4,387	3,702	8,151	7,287
Interest and dividend income	5,284	7,579	15,279	20,202
Loss on sale of a subsidiary and impairment loss on assets held for sale	(3,716)	(178)	(3,716)	(13,389)
Income before income taxes	164,662	39,975	203,254	73,514
Income tax expense	41,462	13,417	49,604	19,812
Net income	123,200	26,558	153,650	53,702
Preferred stock dividends of subsidiaries	—	473	—	946
Net income for common stock	$123,200	$26,085	$153,650	$52,756
Basic earnings per common share	$0.71	$0.15	$0.89	$0.31
Diluted earnings per common share	$0.71	$0.15	$0.89	$0.31
Weighted-average number of common shares outstanding	172,637	172,496	172,632	172,487
Net effect of potentially dilutive shares (share-based compensation programs)	585	159	721	345
Weighted-average shares assuming dilution	173,222	172,655	173,353	172,832
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2026	2025	2026	2025
Net income for common stock	$123,200	$26,085	$153,650	$52,756
Other comprehensive loss, net of tax benefits:
Derivatives qualified as cash flow hedges:
Unrealized interest rate hedging loss, net of taxes of nil, $(80), nil and $(215), respectively	—	(232)	—	(620)
Reclassification adjustment to net income, net of taxes of $(19), $(18), $(37) and $(35), respectively	(54)	(50)	(106)	(100)
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(158), $(175), $(317) and $(351), respectively	(457)	(508)	(915)	(1,013)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes of $152, $167, $303 and $335, respectively	436	484	872	967
Other comprehensive loss, net of tax benefits	(75)	(306)	(149)	(766)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$123,125	$25,779	$153,501	$51,990
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$238,732	$501,778
Restricted cash	218	478,968
Accounts receivable and unbilled revenues, net	520,390	491,526
Regulatory assets	51,669	50,039
Other	389,695	305,999
Assets held for sale	52,248	56,266
Total current assets	1,252,952	1,884,576
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $3,626,536 and $3,518,501 at June 30, 2026 and December 31, 2025, respectively	6,347,255	6,188,372
Operating lease right-of-use assets	48,172	56,604
Regulatory assets	274,578	258,076
Defined benefit pension and other postretirement benefit plans asset	221,553	219,211
Other	257,292	316,040
Total noncurrent assets	7,148,850	7,038,303
Total assets	$8,401,802	$8,922,879
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$305,686	$219,062
Interest and dividends payable	30,925	31,458
Current portion of long-term debt, net	—	124,959
Regulatory liabilities	31,265	51,997
Wildfire related claims	457,563	530,000
Other	383,699	410,458
Liabilities held for sale	60,998	59,803
Total current liabilities	1,270,136	1,427,737
Noncurrent liabilities:
Long-term debt, net	2,265,630	2,285,016
Operating lease liabilities	35,623	43,278
Finance lease liabilities	499,402	505,590
Regulatory liabilities	1,442,389	1,392,147
Defined benefit pension liability	23,570	23,656
Wildfire tort-related claims	890,280	1,436,250
Other	211,885	203,286
Total noncurrent liabilities	5,368,779	5,889,223
Total liabilities	6,638,915	7,316,960
Commitments and contingencies (Notes 2 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding: 172,728,004 shares and 172,620,476 shares at June 30, 2026 and December 31, 2025, respectively	2,271,654	2,268,187
Retained earnings (deficit)	(511,956)	(665,606)
Accumulated other comprehensive income, net of taxes	3,189	3,338
Total shareholders’ equity	1,762,887	1,605,919
Total liabilities and shareholders’ equity	$8,401,802	$8,922,879
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained earnings (deficit)	Accumulated other comprehensive income
(in thousands)	Shares	Amount			Total
Balance, December 31, 2025	172,620	$2,268,187	$(665,606)	$3,338	$1,605,919
Net income for common stock	—	—	30,450	—	30,450
Other comprehensive loss, net of tax benefits	—	—	—	(74)	(74)
Share-based expenses and other, net	16	1,074	—	—	1,074
Balance, March 31, 2026	172,636	2,269,261	(635,156)	3,264	1,637,369
Net income for common stock	—	—	123,200	—	123,200
Other comprehensive loss, net of tax benefits	—	—	—	(75)	(75)
Share-based expenses and other, net	92	2,393	—	—	2,393
Balance, June 30, 2026	172,728	$2,271,654	$(511,956)	$3,189	$1,762,887
Balance, December 31, 2024	172,466	$2,264,544	$(788,916)	$3,461	$1,479,089
Net income for common stock	—	—	26,671	—	26,671
Other comprehensive loss, net of tax benefits	—	—	—	(460)	(460)
Share-based expenses and other, net	28	576	—	—	576
Balance, March 31, 2025	172,494	2,265,120	(762,245)	3,001	1,505,876
Net income for common stock	—	—	26,085	—	26,085
Other comprehensive loss, net of tax benefits	—	—	—	(306)	(306)
Share-based expenses and other, net	118	2,777	—	—	2,777
Balance, June 30, 2025	172,612	$2,267,897	$(736,160)	$2,695	$1,534,432
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$153,650	$53,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	133,083	131,759
Other amortization	17,730	20,908
Loss on sale of a subsidiary and impairment loss on assets held for sale	3,716	13,389
Deferred income tax expense (benefit)	50,159	(3,869)
Share-based compensation expense	3,812	3,531
Allowance for equity funds used during construction	(8,151)	(7,287)
Other	(4,995)	(2,793)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(72,479)	13,892
Increase in fuel oil stock	(75,800)	(16,536)
Increase in materials and supplies	(7,926)	(12,890)
Increase in regulatory assets	(7,730)	(1,608)
Increase in regulatory liabilities	21,269	42,433
Increase in accounts, interest and dividends payable	84,246	13,354
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(16,524)	(38,938)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(4,195)	(3,710)
Settlement payment	(478,750)	—
Decrease in wildfire-related claims	(136,157)	—
Change in other assets and liabilities	(5,327)	(20,921)
Net cash provided by (used in) operating activities	(350,369)	184,416
Cash flows from investing activities
Proceeds from sale of subsidiaries	—	5,781
Capital expenditures	(242,090)	(161,493)
Other, net	2,023	3,222
Net cash used in investing activities	(240,067)	(152,490)
Cash flows from financing activities
Repayment of long-term debt	(145,085)	(630,808)
Withheld shares for employee taxes on vested share-based compensation	(128)	(178)
Preferred stock dividends of subsidiaries	—	(946)
Other	(6,147)	(5,958)
Net cash used in financing activities	(151,360)	(637,890)
Net decrease in cash, cash equivalents and restricted cash	(741,796)	(605,964)
Cash, cash equivalents and restricted cash, beginning of period	980,746	1,242,852
Cash, cash equivalents and restricted cash, end of period	238,950	636,888
Less: Restricted cash	(218)	(482,603)
Cash and cash equivalents, end of period	$238,732	$154,285
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2026	2025	2026	2025
Revenues	$936,864	$742,482	$1,680,904	$1,480,848
Expenses
Fuel oil	336,615	210,587	573,528	449,308
Purchased power	223,559	174,963	368,833	321,680
Other operation and maintenance	166,743	158,217	328,960	301,325
Wildfire tort-related claims (Note 2)	(162,383)	—	(162,383)	—
Depreciation	66,447	63,974	132,893	127,993
Taxes, other than income taxes	87,319	70,197	157,976	140,061
Total expenses	718,300	677,938	1,399,807	1,340,367
Operating income	218,564	64,544	281,097	140,481
Allowance for equity funds used during construction	4,387	3,702	8,151	7,287
Retirement defined benefits credit—other than service costs	1,049	1,052	2,099	2,103
Interest expense and other charges, net (Note 2)	(45,351)	(21,706)	(73,227)	(44,158)
Allowance for borrowed funds used during construction	1,997	1,462	3,702	2,879
Interest income	2,713	1,215	6,581	3,196
Income before income taxes	183,359	50,269	228,403	111,788
Income tax expense	45,501	10,620	55,202	23,824
Net income	137,858	39,649	173,201	87,964
Preferred stock dividends of subsidiaries	—	229	—	458
Net income attributable to Hawaiian Electric	137,858	39,420	173,201	87,506
Preferred stock dividends of Hawaiian Electric	—	270	—	540
Net income for common stock	$137,858	$39,150	$173,201	$86,966
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2026	2025	2026	2025
Net income for common stock	$137,858	$39,150	$173,201	$86,966
Other comprehensive loss, net of tax benefits:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(167), $(184), $(335) and $(368), respectively	(483)	(531)	(966)	(1,061)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes of $152, $167, $303 and $335, respectively	436	484	872	967
Other comprehensive loss, net of tax benefits	(47)	(47)	(94)	(94)
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$137,811	$39,103	$173,107	$86,872
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2026	December 31, 2025
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,097	$52,107
Plant and equipment	8,832,665	8,719,617
Right-of-use assets - finance lease	539,485	539,485
Less accumulated depreciation	(3,618,063)	(3,508,592)
Construction in progress	537,695	382,147
Utility property, plant and equipment, net	6,343,879	6,184,764
Nonutility property, plant and equipment, less accumulated depreciation of $1 as of June 30, 2026 and December 31, 2025	2,705	2,705
Total property, plant and equipment, net	6,346,584	6,187,469
Current assets
Cash and cash equivalents	186,259	486,220
Customer accounts receivable, net	229,205	172,894
Accrued unbilled revenues, net	221,887	192,033
Other accounts receivable, net	21,173	76,346
Fuel oil stock, at average cost	189,382	113,582
Materials and supplies, at average cost	140,915	132,803
Prepayments and other	58,925	57,980
Regulatory assets	51,669	50,039
Total current assets	1,099,415	1,281,897
Other long-term assets
Operating lease right-of-use assets	47,618	55,863
Regulatory assets	274,578	258,076
Defined benefit pension and other postretirement benefit plans asset	221,890	219,477
Investment in unconsolidated affiliate	—	287,250
Other	179,805	240,488
Total other long-term assets	723,891	1,061,154
Total assets	$8,169,890	$8,530,520
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	June 30, 2026	December 31, 2025
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at June 30, 2026 and December 31, 2025)	$119,048	$119,048
Premium on capital stock	811,350	811,350
Retained earnings	514,502	362,301
Additional paid-in capital	418,812	288,060
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,546	2,640
Common stock equity	1,866,258	1,583,399
Long-term debt, net	2,058,431	2,057,874
Total capitalization	3,924,689	3,641,273
Commitments and contingencies (Notes 2 and 4)
Current liabilities
Current portion of operating lease liabilities	16,154	17,565
Current portion of long-term debt, net	—	124,959
Accounts payable	302,131	217,203
Interest and preferred dividends payable	27,265	28,024
Taxes accrued, including revenue taxes	241,001	263,179
Regulatory liabilities	31,265	51,997
Wildfire tort-related claims	409,813	482,250
Other	120,342	119,278
Total current liabilities	1,147,971	1,304,455
Deferred credits and other liabilities
Operating lease liabilities	35,383	42,753
Finance lease liabilities	499,402	505,590
Regulatory liabilities	1,442,389	1,392,147
Unamortized tax credits	63,872	67,918
Defined benefit pension liability	12,995	6,909
Wildfire tort-related claims	890,280	1,436,250
Other	152,909	133,225
Total deferred credits and other liabilities	3,097,230	3,584,792
Total capitalization and liabilities	$8,169,890	$8,530,520
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Additional paid-in	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	capital	income	Total
Balance, December 31, 2025	17,854	$119,048	$811,350	$362,301	$288,060	$2,640	$1,583,399
Net income for common stock	—	—	—	35,343	—	—	35,343
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(47)	(47)
Common stock dividends	—	—	—	(10,000)	—	—	(10,000)
Balance, March 31, 2026	17,854	119,048	811,350	387,644	288,060	2,593	1,608,695
Net income for common stock	—	—	—	137,858	—	—	137,858
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(47)	(47)
Common stock dividends	—	—	—	(11,000)	—	—	(11,000)
Additional paid-in capital (Note 11)	—	—	—	—	130,752	—	130,752
Balance, June 30, 2026	17,854	$119,048	$811,350	$514,502	$418,812	$2,546	$1,866,258
Balance, December 31, 2024	17,854	$119,048	$810,955	$223,896	$270	$2,786	$1,156,955
Net income for common stock	—	—	—	47,816	—	—	47,816
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(47)	(47)
Additional paid-in capital	—	—	—	—	287,520	—	287,520
Balance, March 31, 2025	17,854	119,048	810,955	271,712	287,790	2,739	1,492,244
Net income for common stock	—	—	—	39,150	—	—	39,150
Other comprehensive loss, net of tax benefits	—	—	—	—	—	(47)	(47)
Common stock dividends	—	—	—	(10,000)	—	—	(10,000)
Additional paid-in capital	—	—	—	—	270	—	270
Balance, June 30, 2025	17,854	$119,048	$810,955	$300,862	$288,060	$2,692	$1,521,617
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$173,201	$87,964
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	132,893	127,993
Other amortization	17,547	19,191
Deferred income tax expense (benefit)	54,891	(2,822)
State refundable credit	(6,504)	(6,210)
Insurance recovery related to wildfire tort-related claim	(8,513)	—
Bad debt expense	1,416	1,267
Allowance for equity funds used during construction	(8,151)	(7,287)
Other	51	2,292
Changes in assets and liabilities
Increase in accounts receivable	(38,969)	(6,041)
Decrease (increase) in accrued unbilled revenues	(29,895)	20,772
Increase in fuel oil stock	(75,800)	(15,636)
Increase in materials and supplies	(7,960)	(12,787)
Increase in regulatory assets	(7,730)	(1,608)
Increase in regulatory liabilities	21,269	42,433
Increase in accounts payable	77,029	18,699
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(20,529)	(46,378)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(4,234)	(3,820)
Decrease in wildfire tort-related claims	(136,157)	—
Change in other assets and liabilities	(42,362)	(1,776)
Net cash provided by operating activities	91,493	216,246
Cash flows from investing activities
Capital expenditures	(241,810)	(159,950)
Other	2,113	5,151
Net cash used in investing activities	(239,697)	(154,799)
Cash flows from financing activities
Common stock dividends	(21,000)	(10,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	—	(998)
Proceeds from capital contribution from parent	—	540
Repayment of long-term debt	(125,000)	(123,000)
Payments of obligations under finance leases	(5,631)	(4,659)
Other	(126)	(1,049)
Net cash used in financing activities	(151,757)	(139,166)
Net decrease in cash and cash equivalents	(299,961)	(77,719)
Cash and cash equivalents, beginning of period	486,220	184,148
Cash and cash equivalents, end of period	$186,259	$106,429
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2026 and December 31, 2025, the results of their operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
Restoration costs and recoveries. The Utilities are continuing restoration work to rebuild portions of the electric system in Lahaina to ensure safe and reliable power to customers. Restoration efforts include the rebuilding of electrical lines along former routes in the Lahaina area with the installation of new poles and electrical equipment. Ongoing work is focused on reestablishing electrical service to homes as they are being built.
The Public Utilities Commission of the State of Hawaii (PUC) has issued orders authorizing deferred accounting treatment for certain incremental non-labor expenses related to the Maui windstorm and wildfires incurred from August 8, 2023 through December 31, 2025. The approval pertains only to deferred cost treatment for expenses that are not already part of base rates; any actual recovery of deferred costs will be the subject of a separate application. As of June 30, 2026, the Utilities have deferred $80.5 million of these incremental costs to a regulatory asset.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Tort-related legal claims. HEI and the Utilities each were named in several thousand lawsuits related to the Maui windstorm and wildfires. These lawsuits (collectively, tort-related legal claims) named as defendants HEI, the Utilities, and others, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies. Most of these lawsuits alleged that the defendants were responsible for, and/or negligent in failing to prevent or respond to, the wildfires that led to property destruction and loss of life. The defendants filed lawsuits and/or asserted cross-claims against one another, and approximately 200 subrogation insurers brought actions against certain of the defendants, including HEI and the Utilities.
Effective November 1, 2024, HEI and Hawaiian Electric entered into two definitive settlement agreements (one with class plaintiffs and one with lawyers representing individual plaintiffs, collectively, the Settlement Agreements) to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires on a global basis without any admission of liability. The Settlement Agreements, including mutual releases among the parties, became effective upon the satisfaction of the last remaining condition on April 10, 2026, and the parties to the litigation are now in the process of dismissing the thousands of lawsuits.
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion, including $75 million previously contributed to the One ‘Ohana Initiative, of the total defendant contribution of approximately $4.04 billion. HEI and Hawaiian Electric paid the first of four equal annual $479 million installments on April 10, 2026. In April 2026, HEI recorded a $479 million noncash equity contribution to Hawaiian Electric, which used it to relieve the current wildfire tort-related claim liability. See Note 11. The funds for the first installment were previously raised through HEI’s September 2024 equity offering and held in a special purpose vehicle formed specifically to hold the first payment pending satisfaction of all conditions to payment. The remaining installments are due in April 2027, April 2028, and April 2029. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. HEI and Hawaiian Electric are also obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when such fees become due, for which $4.5 million was accrued as of June 30, 2026, based on the best estimate at this time.
The Settlement Agreements are intended to resolve all pending and potential tort-related legal claims related to the Maui windstorm and wildfires. The Settlement Agreements also provide that $500 million of the total settlement payments will be reserved and made available to defendants to defray the cost to resolve any claims brought by plaintiffs who do not release claims as part of either Settlement Agreement. Approximately 80 plaintiffs who “opted out” of the class Settlement Agreement have not signed individual agreements and releases to join the global settlement. Some of these opt outs are pursuing their claims through lawsuits in state and federal court, including two putative class actions pending in federal court; others have stated that they will accept settlements in line with the global settlement amount; and others have indicated they are abandoning their claims. The defendants are continuing in their efforts to resolve all of these claims through the $500 million holdback fund. Based on current projections, HEI and Hawaiian Electric believe that the $500 million holdback will be sufficient to resolve these claims.
Following the final condition to payment under the Settlement Agreements, in the second quarter of 2026, the Utilities remeasured the remaining settlement liability at present value, discounted using the Utilities’ incremental borrowing rate in accordance with Accounting Standards Codification Topic 835-30 Imputation of Interest. Based on the remeasurement, Hawaiian Electric adjusted down the remaining settlement liability from $1.44 billion to $1.30 billion and recognized a reduction to expense of $154 million, net of accretion expense of $18 million for the three and six months ended June 30, 2026. The accretion expense is reported on line “Interest expense, net” and “Interest expense and other charges, net” on HEI’s and the Utilities’ Condensed Consolidated Statements of Income, respectively. The discounted settlement liability will continue to accrete through interest expense using the effective interest method until the applicable settlement payment due dates, at which time the carrying amount of the liability is expected to equal the gross settlement payment obligation. As of June 30, 2026, Hawaiian Electric classified $410 million as a current liability and $890 million as a noncurrent liability on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets.

The Company believes the tort-related legal claims arising out of the Maui windstorm and wildfires have been substantially concluded and that settlements or judgments from any remaining claims will be funded from the $500 million holdback. If additional liabilities were to be incurred, or if the holdback is insufficient to cover remaining claims, however, the losses could be material to the Company’s results of operations, financial position and cash flows and could result in violations of the financial covenants in the Company’s debt agreements. If any such losses were to be sufficiently high, the Company may not have liquidity or the ability to access liquidity at levels necessary to satisfy such losses. However, any possible loss in excess of the amount recorded cannot reasonably be estimated at this time.
Securities class action. On August 24, 2023, a putative securities class action was filed in the United States District Court for the Northern District of California claiming violations of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 promulgated thereunder against HEI and Hawaiian Electric and certain of HEI’s and Hawaiian Electric’s current and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
former officers, and Section 20(a) of the Exchange Act against certain current and former officers (the Securities Action). The lawsuit broadly alleges that the defendants made materially false and misleading statements or omissions regarding our wildfire prevention and safety protocols and related matters.
On November 5, 2025, the parties signed a binding term sheet to settle the Securities Action (the Securities Action Term Sheet) following negotiations facilitated by a mediator. On January 5, 2026, the parties executed a definitive stipulation of settlement (the Securities Action Stipulation of Settlement) that will provide for the complete resolution of the Securities Action in exchange for a payment by the Company of $47.8 million as part of the overall settlement described below. As of now, the only remaining condition is the final approval of the Securities Action Stipulation of Settlement and dismissal of the case. In connection with the settlement of the Securities Action, there will be no admission of liability by the Company or any defendants and the Company, the defendants, and related persons will receive a customary full release of all claims. On March 3, 2026, the United States District Court for the Northern District of California preliminarily approved the Securities Action Stipulation of Settlement. The court set a hearing date for September 24, 2026 for the final approval of the settlement.
In connection with the execution of the Securities Action Term Sheet, HEI accrued $47.8 million in the third quarter of 2025, and recorded an insurance reimbursement receivable of an equivalent amount as the recovery of the agreed settlement payment under its directors and officers liability insurance policy is deemed probable. In the third quarter of 2025, HEI charged the accrued settlement to “Expenses-Other” in HEI and Subsidiaries’ Condensed Consolidated Statements of Income, which was offset by the probable insurance recovery. The accrued settlement and insurance receivable is included in “Wildfire related claims” and “Accounts receivable and unbilled revenues, net,” under current liabilities and current assets, respectively, in HEI and subsidiaries’ Condensed Consolidated Balance Sheets.
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
On November 5, 2025, the parties signed a binding term sheet (the Derivative Litigation Term Sheet) to settle all of the outstanding derivative actions described above (the Derivative Actions). The Derivative Litigation Term Sheet was signed following negotiations facilitated by a mediator. On December 31, 2025, the parties executed a definitive settlement agreement (the Derivative Litigation Settlement Agreement) that provides for a complete resolution of the claims asserted in the Derivative Actions in exchange for a payment on behalf of the individual defendants by the Company’s insurers in the amount of $100 million (the Derivative Litigation Settlement Proceeds, which was fully funded by the directors and officers’ liability insurance policies), which will be used in part to pay the $47.8 million for the Securities Action Stipulation of Settlement and fees and expenses for plaintiffs’ counsel. In connection with the settlement of the Derivative Actions, there were no admissions of liability, and the defendants and related persons received a customary full release of all claims. On March 9, 2026, the United States District Court for the District of Hawaii preliminarily approved the Derivative Litigation Settlement Agreement. On May 28, 2026, the United States District Court for the District of Hawaii issued an order of final approval of the Derivative Litigation Settlement Agreement and dismissal of the Derivative Actions with prejudice. The court granted plaintiffs’ award for attorneys’ fees (25% of the Derivative Litigation Settlement Proceeds), plus expenses, and service fees for the plaintiffs. On June 29, 2026, the judgment dismissing the Derivative Actions with prejudice became final. On July 14, 2026 and consistent with that final judgment and the Derivative Litigation Settlement Agreement, the Circuit Court of the First Circuit, State of Hawaii approved the parties’ notice of voluntary dismissal with prejudice of the last two Derivative Actions.
As noted above, $47.8 million of the $100 million Derivative Litigation Settlement Proceeds will be used to fund the settlement of the Securities Action. The remaining amount, the award in the Derivative Actions for the plaintiffs’ attorneys’ fees and expenses, and payment of other settlement-related expenses provided for in the term sheet, is accounted for as a contingent gain which will be recognized when realized or realizable.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance and $25 million of professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $1.0 million, respectively, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of June 30, 2026, the Company’s and Utilities’ insurance receivable primarily related to the settlement of the Securities Action totaled $48 million and $0.1 million, respectively, under the policies. As of June 30, 2026, HEI and its subsidiaries have approximately nil, nil and $71 million of insurance coverage remaining under the excess liability,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
professional liability, and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable.
See table below for the incremental items related to the Maui windstorm and wildfires.

	Three months ended June 30, 2026		Six months ended June 30, 2026
(in thousands)	Electric utility	HEI consolidated	Electric utility	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$1,109	$3,325	$2,564	$5,232
Other expense	1,116	1,270	1,116	1,378
Total Maui windstorm and wildfires related expenses	2,225	4,595	3,680	6,610
Insurance recoveries[1]	(7,870)	(7,842)	(8,831)	(9,174)
Settlement remeasurement[2]	(153,870)	(153,870)	(153,870)	(153,870)
Accretion expense[3]	17,714	17,714	17,714	17,714
Total Maui windstorm and wildfires related items, net	$(141,801)	$(139,403)	$(141,307)	$(138,720)

	Three months ended June 30, 2025		Six months ended June 30, 2025
(in thousands)	Electric utility	HEI consolidated	Electric utility	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$4,304	$5,888	$8,153	$14,738
Other expense	6,452	6,740	13,899	14,823
Total Maui windstorm and wildfires related expenses	10,756	12,628	22,052	29,561
Insurance recoveries[4]	3,620	2,418	556	(4,304)
Deferral treatment approved by the PUC[5]	(9,889)	(9,889)	(15,572)	(15,572)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$4,487	$5,157	$7,036	$9,685
1    Includes $8.5 million recognized as an adjustment to the Wildfire tort-related claims for the three and six months ended June 30, 2026.
2    Represents an adjustment related to remeasuring the remaining settlement liability at present value in accordance with Accounting Standards Codification Topic 835-30 Imputation of Interest.
3    Represents accretion expense related to remeasuring the remaining settlement liability. For the three and six months ended June 30, 2026, the accretion expense amounted to $18 million, which is included in “Interest expense, net” and “Interest expense and other charges, net” in HEI’s and the Utilities’ Condensed Consolidated Statements of Income, respectively.
4    Includes adjustments related to costs that are no longer probable of recovery under the insurance policies. For the three and six months ended June 30, 2025, adjustments amount to $6.6 million, of which, $4.0 million was deferred to a regulatory asset and is reported on line “Deferral treatment approved by the PUC.”
5    Pursuant to the PUC order received on February 12, 2025, deferral accounting treatment limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement incurred in 2025 was granted. Applicable amounts were deferred to a regulatory asset.
Note 3 · Segment financial information
Reportable segments are strategic business units of the Company that offer different products and services and operate in different regulatory environments. The Company operates and reports on one reportable segment: Electric utility. HEI and its other subsidiaries (ASB Hawaii, GLST1 up until its termination on June 3, 2026, and Pacific Current and its subsidiaries) which are not reportable segments are grouped and reported as an “all other” non-reportable segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

(in thousands)	Electric utility	All other	Total
Three months ended June 30, 2026
Revenues	$936,864	$2,839	$939,703
Depreciation and amortization	$75,178	$188	$75,366
Interest and dividend income	$2,713	$2,571	$5,284
Interest expense, net	$45,351	$3,032	$48,383
Income (loss) before income taxes	$183,359	$(18,697)	$164,662
Income tax expense (benefit)	45,501	(4,039)	41,462
Net income (loss) for common stock	$137,858	$(14,658)	$123,200

Six months ended June 30, 2026
Revenues	$1,680,904	$5,246	$1,686,150
Depreciation and amortization	$150,440	$373	$150,813
Interest and dividend income	$6,581	$8,698	$15,279
Interest expense, net	$73,227	$6,284	$79,511
Income (loss) before income taxes	$228,403	$(25,149)	$203,254
Income tax expense (benefit)	55,202	(5,598)	49,604
Net income (loss) for common stock	$173,201	$(19,551)	$153,650
Capital expenditures	$241,810	$280	$242,090
Total assets (at June 30, 2026)	$8,169,890	$231,912	$8,401,802

Three months ended June 30, 2025
Revenues	$742,482	$3,910	$746,392
Depreciation and amortization	$73,631	$2,474	$76,105
Interest income	$1,215	$6,364	$7,579
Interest expense, net	$21,706	$5,550	$27,256
Income (loss) before income taxes	$50,269	$(10,294)	$39,975
Income taxes	10,620	2,797	13,417
Net income (loss)	39,649	(13,091)	26,558
Preferred stock dividends of subsidiaries	499	(26)	473
Net income (loss) for common stock	$39,150	$(13,065)	$26,085

Six months ended June 30, 2025
Revenues	$1,480,848	$9,614	$1,490,462
Depreciation and amortization	$147,184	$5,483	$152,667
Interest income	$3,196	$17,006	$20,202
Interest expense, net	$44,158	$17,310	$61,468
Income (loss) before income taxes	$111,788	$(38,274)	$73,514
Income tax expense (benefit)	23,824	(4,012)	19,812
Net income (loss)	87,964	(34,262)	53,702
Preferred stock dividends of subsidiaries	998	(52)	946
Net income (loss) for common stock	$86,966	$(34,210)	$52,756
Capital expenditures	$159,950	$1,543	$161,493
Total assets (at December 31, 2025)	$8,530,520	$392,359	$8,922,879

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
GLST1. GLST1 was formed in November 2024 for the purpose of holding the first installment payment pursuant to the settlement of the Maui windstorm and wildfire tort-related legal claims. HEI transferred the amount of the first settlement payment, $479 million, into GLST1, which was restricted from disbursing such funds except in connection with the initial payment to the settlement funds and was classified as “Restricted cash” on the HEI’s Condensed Consolidated Balance Sheet as of December 31, 2025. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. As of December 31, 2025, the assigned equity interests totaled $287.3 million, which was reported on “Investment in unconsolidated affiliate” on the Utilities’ Condensed Consolidated Balance Sheet. On April 10, 2026, HEI and Hawaiian Electric paid the first of four equal annual $479 million installments, and effective June 3, 2026, GLST1 was dissolved and terminated.
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
Assets held for sale-Mahipapa. In addition, in connection with the Solar Asset Disposition and as part of the membership interest purchase agreement pursuant to which the Solar Asset Disposition was conducted (MIPA), but as a separate transaction, Pacific Current agreed to sell all of the membership interest in its biomass subsidiary, Mahipapa, LLC, to the same unaffiliated third party that is party to the MIPA (the Mahipapa Sale), with each of the parties’ obligations to complete the Mahipapa Sale subject to the conditions set forth in the MIPA. An evaluation of the carrying value of the net assets of Mahipapa resulted in a $3.7 million pretax impairment charge recorded as of June 30, 2026. The pretax impairment charge is included in “Loss on sale of a subsidiary and impairment loss on assets held for sale” in the Company’s Condensed Consolidated Statements of Income. The net assets and liabilities of Mahipapa are classified as held for sale in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. The net assets and liabilities were classified as current, and are summarized as follows:

(in thousands)	June 30, 2026	December 31, 2025
Property, plant and equipment, net of accumulated depreciation	$42,423	$46,286
Other assets	9,825	9,980
Assets held for sale-current	$52,248	$56,266
Long-term debt, net	$52,472	$51,568
Other liabilities	8,526	8,235
Liabilities held for sale-current	$60,998	$59,803

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 4 · Electric utility segment
Consolidated variable interest entities. The HE AR INTER LLC and its direct subsidiary, HE AR BRWR LLC, (collectively, the Special Purpose Entities or SPEs) are bankruptcy remote, direct and indirect wholly owned subsidiaries of the Utilities. Pursuant to the asset-based lending facility (ABL Facility) credit agreement, the Utilities sell certain accounts receivable to the SPEs as collateral, which in turn, obtain financing from financial institutions. As of June 30, 2026, the ABL Facility remains undrawn and the SPEs have $319.5 million of net accounts receivable, included in “Customer accounts receivable, net,” and “Accrued unbilled revenues, net” on the Utilities’ Condensed Consolidated Balance Sheets and “Accounts receivable and unbilled revenues, net” on the Company’s Condensed Consolidated Balance Sheets.
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
Power purchase agreements.  The Utilities have power purchase agreements (PPAs) with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities). As of June 30, 2026, the Utilities evaluated and concluded none of the IPPs or Schedule Q providers are currently required to be consolidated by reasons that i) no variable interests exist in the PPAs; ii) where variable interests are present, the Utilities are not deemed the primary beneficiary due to lack of power to direct the activities that most significantly impact the IPPs’ economic performance; or iii) the PPAs qualify for scope exceptions under current accounting standards for consolidation.
The carrying amounts of assets and liabilities related to the Utilities’ PPAs, where variable interests are present but the Utilities are not deemed the primary beneficiary, are limited to the purchased power and energy payments. As the Utilities recover such payments through the PUC-approved Purchased Power Adjustment Clause (PPAC) or the Energy Cost Recovery Clause (ECRC) mechanism, there is no significant potential exposure to loss to the Utilities as of June 30, 2026.
GLST1. GLST1 was formed in November 2024 for the purpose of holding the first installment payment pursuant to the settlement of the Maui windstorm and wildfire tort-related legal claims. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. The Utilities are deemed to have a variable interest in GLST1 but concluded that the Utilities are not the primary beneficiary of GLST1. As the Utilities have the ability to exercise significant influence over GLST1, the Utilities accounted for the membership interests under the equity method of accounting. On April 10, 2026, HEI and Hawaiian Electric paid the first of four equal annual installments and subsequently dissolved and terminated GLST1 in June 2026.
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
August 2023 Maui windstorm and wildfires. See Note 2.
Property insurer litigation. HEI and Hawaiian Electric were actively seeking recovery of damages to rebuild the covered electrical infrastructure from their insurers and, as of June 30, 2026, have received insurance reimbursements of $9.6 million related to submitted claims under the $500 million property insurance coverage. On February 13, 2026, Hawaiian Electric Industries, Inc., Hawaiian Electric Company, Inc., and Maui Electric Company, Limited (collectively, the Hawaiian Electric Plaintiffs) filed suit against four of their property insurers: Defendants XL Insurance Company of America, Inc., Allianz Global Risks US Insurance Company, the Princeton Excess and Surplus Lines Insurance Company, and General Security Indemnity Company of Arizona (collectively, the HEI Insurers). The HEI Insurers are commercial property insurers that insured the Hawaiian Electric Plaintiffs at the time of the August 2023 Maui windstorm and wildfires. The Hawaiian Electric Plaintiffs also had commercial property insurance under policies issued by Associated Electric & Gas Insurance Services (AEGIS), Ascot Syndicate 1414, IQUW Syndicate 1856, Energy Insurance Mutual, QBE International Markets, and Certain Underwriters at Lloyd’s London (collectively, the AEGIS Insurers). Under the policies issued by the AEGIS Insurers,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
the Hawaiian Electric Plaintiffs and the AEGIS Insurers were required to engage in negotiation meetings, and if negotiation was unsuccessful, mediation prior to litigation. Accordingly, the Hawaiian Electric Plaintiffs did not name the AEGIS Insurers as defendants in the complaint filed on February 13, 2026.
The HEI Insurers and AEGIS Insurers (jointly, the Property Insurers) acknowledged coverage under the policies at issue for loss or damage to the Hawaiian Electric Plaintiffs’ property in connection with the Maui windstorm and wildfires and paid a portion of the Hawaiian Electric Plaintiffs’ losses. However, the Property Insurers denied coverage and refused to pay for a substantial portion of the loss and expense claimed. In April 2026, the Hawaiian Electric Plaintiffs and the Property Insurers engaged in negotiations and finalized a partial settlement in the second quarter of 2026 (the Settlement). The Settlement resolved all disputes with the AEGIS Insurers with respect to coverage under the AEGIS policies for loss arising out of the Maui windstorm and wildfires, as well as a portion of the disputes between the Hawaiian Electric Plaintiffs and the HEI Insurers. As the proceeds from the Settlement will be used to offset future rebuild or replacement costs, the Utilities have recorded the proceeds as a regulatory liability as of June 30, 2026. Litigation is ongoing in the federal district court for the District of Hawaii with respect to the remaining coverage disputes with the HEI Insurers that were not resolved by the Settlement. The Hawaiian Electric Plaintiffs seek declaratory relief regarding the extent of the HEI Insurers’ obligations under the policies, as well as a determination that the HEI Insurers have breached the policies by refusing to indemnify the Hawaiian Electric Plaintiffs for covered loss and expense. The Hawaiian Electric Plaintiffs and the HEI Insurers engaged in mediation on July 8, 2026, but the mediation was not successful. The Hawaiian Electric Plaintiffs filed an amended complaint in the litigation on July 29, 2026, seeking approximately $40.7 million in damages.
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
On May 14, 2025, Hu Honua filed its notice of appeal in federal Ninth Circuit court. Due to ongoing negotiations between Hu Honua and Hawaii Electric Light on a new PPA, the appellate briefing schedule has been vacated, and the court issued an administrative closure until February 1, 2027, and Hu Honua must provide a status report to the court by January 25, 2027.
On May 16, 2025, Hu Honua filed its complaint in state court for the remaining State claims. Hu Honua has granted Hawaii Electric Light an open-ended extension to answer or otherwise respond to the State complaint while PPA negotiations are ongoing. The State court ordered a scheduling conference for August 12, 2025, which was subsequently postponed to October 13, 2026, to allow the parties to continue ongoing settlement discussions.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs),

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.4 million as of June 30, 2026, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
Pearl Harbor sediment study. In July 2014, the U.S. Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is a Potentially Responsible Party under Comprehensive Environmental Response, Compensation, and Liability Act responsible for the costs of investigation and cleanup of PCB contamination in sediment in the area offshore of the Waiau power plant as part of the Pearl Harbor Superfund Site. Hawaiian Electric was also required by the EPA to assess potential sources and extent of PCB contamination onshore at Waiau power plant.
As of June 30, 2026, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.3 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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
After negotiations among the parties, a complaint was filed on November 12, 2024 regarding the powerlines and on December 11, 2024, the court approved a settlement agreement. Pursuant to that agreement, the Utilities will continue the HCP process and take specific actions to minimize and mitigate the potential impact of the Utilities’ powerlines while the document is being prepared. The agreement also contains additional requirements that include coordination with the Conservation Groups with various aspects of the HCP and powerline operations, and continuing the Utilities’ commitment to a species mitigation project with University of Hawaii Foundation to monitor, protect and increase the population of Hawaiian Petrels.
The street and facility lights aspect of the notice was not resolved and a second complaint was filed on November 19, 2024, that includes the County of Maui as a party. Hawaiian Electric and Maui Electric answered the complaint on December 12, 2024, and at this time, the parties have completed discovery. Summary judgment motions are pending, and a trial date is expected in late 2026 or early 2027. The parties may engage in additional settlement discussions in an effort to resolve the matter. However, the Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
Commitments.
Purchase commitments. As of December 31, 2025, the Utilities’ estimated future minimum payments pursuant to purchase obligations related to material contracts of $2.63 billion. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K.
As of June 30, 2026, a total of nine Stage 1 and Stage 2 renewable projects provide the Utilities a capacity of 301.5 MW, with 1,771-MWh batteries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2026	2025	2026	2025
Kalaeloa Partners, L.P.	$113	$69	$170	$128
HPOWER	18	20	31	39
Hamakua Energy	18	8	30	13
Puna Geothermal Venture	10	6	19	19
Kapolei Energy Storage	6	6	12	12
Solar IPPs	30	29	57	51
Wind IPPs	28	36	48	57
Other IPPs [1]	1	1	2	3
Total IPPs	$224	$175	$369	$322
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
Waena battery energy storage system project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40-MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under Exceptional Project Recovery Mechanism (EPRM). In July 2025, the PUC approved the Utilities’ request to authorize recovery of costs in addition to the amounts approved in December 2023 due to the uncertainty of changes in law, limited to the lesser of either the actual costs or 20% over the approved estimated capital costs. Project costs incurred as of June 30, 2026, amount to $27.2 million.
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
The project costs to be recovered through EPRM is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy (DOE) that their application for $95 million in federal funds under the Infrastructure Investment and Jobs Act was officially awarded. On August 20, 2024, the Utilities submitted a copy of their executed agreement with the DOE to the PUC. On July 16, 2026, the Utilities received a notification of an award modification from the DOE that updated certain terms and conditions including the removal of the scope related to community benefits plans and the associated funding for those deliverables. As a result, the federal share total was reduced from $95 million to $92.6 million. The $95 million EPRM cap is not impacted at this time. On September 5, 2025, the Utilities filed their August 2025 - August 2026 Forward Looking Annual Report. Project costs incurred as of June 30, 2026, amount to $49.1 million.
In 2025, President Trump issued multiple executive orders that impact federal funding. The Utilities are not impacted at this time but will continue to monitor for any new executive orders and any changes that are passed down through the federal contracting officer for the resilience program.
Waiau repower project. On March 28, 2025, the Utilities filed an application to the PUC for their self-build project - Waiau repower project. The project, selected as part of a competitive bid process, was estimated at $847 million and involves replacing six existing turbines with six fuel-flexible combustion turbines that provide 253 MW of renewable firm generation, expected to be placed in service in stages from 2029 to 2033. The Utilities requested, among other things, approvals of 1) the commitment of funds for such project, and 2) recovery of project costs through the EPRM. On October 17, 2025, the Utilities filed an updated application reflecting revised costs of $1.16 billion, citing unavoidable and changed market conditions outside

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
the Utilities’ control. On March 23, 2026, the PUC approved the commitment of funds and EPRM recovery for the Waiau repower project at the initial estimated cost of $847 million plus the lesser of a 10% increase or the difference in the Gross Domestic Product Price Index (GDPPI) between the date of the best and final offer submission and the date of the PUC’s decision and order (Inflationary Adjustment). On April 2, 2026, the Utilities filed a motion for reconsideration of the PUC’s decision and order. On April 17, 2026, the PUC issued an order addressing the Utilities’ motion for reconsideration which, among other things, affirmed that the project costs up to $847 million plus the Inflationary Adjustment can be recovered through EPRM and clarified that the Utilities may, after the project is in-service, seek recovery for project cost amounts greater than the approved amount in a general rate case or rate re-basing proceeding. Based on the estimated GDPPI for the first quarter of 2026 released by the Bureau of Economic Analysis on June 25, 2026, the project costs plus the Inflationary Adjustment are currently estimated at $908 million.
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
In December 2025, Federal Emergency Management Agency issued a Letter of Final Determination on the preliminary updates to Oahu’s Flood Insurance Rate Maps. As a result of the updates, portions of the Waiau power plant will transition to a newly designated flood zone A, which is estimated to have a 1% chance of annual flooding. The new flood maps became effective on June 10, 2026. The Utilities are currently assessing the impact the change may have on the Waiau repower project.
Wildfire Mitigation Plan (WMP). In January 2025, the Utilities developed and filed with the PUC a 2025-2027 WMP (also referred to as Wildfire Safety Strategy or WSS), which identifies risk mitigation strategies to perform over the three years across their service territories. The strategies and actions include additional operational changes, grid hardening work, enhanced inspections and vegetation management, and risk modeling to inform and prioritize hardening work and operational actions. On December 31, 2025, the PUC approved the Utilities’ 2025-2027 WMP. On June 25, 2026, the PUC approved the Utilities’ request for EPRM cost recovery up to $350 million in project costs for 2025-2027. The PUC will condition recovery, among other things, on that the Utilities are not allowed to effectuate cost recovery for any of the approved 2025-2027 WMP project costs through the EPRM until the PUC has issued an order addressing the Utilities’ forthcoming securitization application for a financing order pursuant to Hawaii Revised Statutes Section 269G-2. All project costs that are approved for cost recovery through securitization shall not be recoverable through the EPRM. Any approved project costs that may be deemed ineligible for recovery through securitization may be recovered through the EPRM. Project costs incurred as of June 30, 2026, amount to approximately $101 million.
Regulatory proceedings.
Performance-based regulation framework (PBR Framework). The PUC issued a decision and order (PBR D&O) establishing the PBR Framework to govern the Utilities. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. The first MRP ended on May 31, 2026, and the next MRP (MRP2) is scheduled to commence in 2027. The period between the end of the first MRP and the beginning of MRP2 is intended to be a transition period (see Phase 7 discussed below). PBR working group meetings were held in 2024, 2025, and early 2026 to consider potential PBR changes for MRP2. The PBR Framework Review will continue with the following: (i) Phase 6: consideration and development of proposals for modifications to the PBR Framework, which focuses on the inflation factor, customer dividend, Earnings Sharing Mechanism (ESM), revenue opportunities afforded by the X-Factor and the EPRM guidelines, and Performance Incentive Mechanisms (PIMs) portfolio, and (ii) Phase 7: the finalization and documentation of approved PBR Framework modifications prior to MRP2 commencement.
Alternative re-basing. In an order issued on February 27, 2025, the PUC concluded that the Utilities’ target revenues should be re-based for MRP2 and allowed the Utilities to file a single, consolidated application that presents their requested adjustment to target revenues. The proceeding to re-base the Utilities’ target revenues for MRP2 shall be bifurcated into two tracks, with the first track focused on reaching a decision on the Utilities’ revenue requirements prior to the commencement of MRP2, and the second track focused on making a final determination on the revenue requirement and addressing the rate design component. On March 6, 2026, the Utilities filed a joint alternative re-basing proposal with Ulupono Initiative, requesting an increase of $170 million over annual target revenues at current effective rates, with $125 million phased into revenues in the first year of MRP2 and the remaining $45 million implemented in the second year of MRP2. In an order issued on June 15, 2026, the PUC directed the Utilities to re-submit their request for an increase in their revenue requirement, with supporting materials, in the form of a new application, and established a tentative procedural schedule for the new proceeding. The Utilities filed their application for approval of their re-basing proposal on July 17, 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
On June 25, 2026, the Utilities filed a motion for reconsideration of the PUC’s order on the Utilities’ alternative re-basing proposal. Specifically, the Utilities requested reconsideration of the PUC’s rejection of the Utilities’ reservation of rights provision and the procedural schedule established in the order. The Utilities are awaiting a decision from the PUC on the motion.
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
As of June 30, 2026, the Utilities’ annualized MPIR and EPRM revenue amounts totaled $39.3 million, including revenue taxes. The PUC approved the Utilities’ recovery of the annualized MPIR and EPRM revenues effective June 1, 2026, through the Revenue Balancing Account (RBA) rate adjustment.
As of June 30, 2026, the PUC approved the recovery of six EPRM projects with an estimated amount of $1.41 billion in capital costs to the extent the project costs are not included in rates. See “Utility projects” section above. Currently, the Utilities are seeking EPRM recovery for one additional project subject to PUC approval.
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
For the 2025 evaluation period, the Utilities earned $7.5 million (nil for Hawaiian Electric, $5.4 million for Hawaii Electric Light and $2.1 million for Maui Electric) in rewards net of penalties. The net rewards related to 2025 were reflected in the 2026 PIMs annual report and 2026 spring revenue report filings with the exception of the Phase 1 Request for Proposal (RFP) PIM, which was reflected in the 2025 fall revenue report filing.
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
PBR D&O also established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities’ 2026 spring revenue report filed on March 31, 2026 was approved by the PUC on May 20, 2026. The filing reflected ARA revenues for the third-year recovery of the COVID-19 related deferred costs through the Z-factor and the accelerated return of the Enterprise Resource Planning system benefits savings to Hawaii

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Electric Light and Maui Electric customers as part of the customer dividend, as follows:

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
Regulatory assets and liabilities.
Regulatory assets for Maui windstorm and wildfires related costs. The PUC has issued orders authorizing deferred accounting treatment for certain incremental non-labor expenses related to the Maui windstorm and wildfires incurred from August 8, 2023 through December 31, 2025. The approval pertains only to deferred cost treatment for expenses that are not already part of base rates; any actual recovery of deferred costs will be the subject of a separate application.
As of June 30, 2026, the Utilities have recorded $80.5 million in regulatory assets for the incremental costs incurred during the aforementioned period related to the Maui windstorm and wildfires event.
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
Regulatory assets for Wildfire Mitigation Plan (WMP). On December 31, 2025, the PUC approved the Utilities’ 2025-2027 WMP (also referred to as Wildfire Safety Strategy or WSS). The Utilities’ 2025-2027 WMP is a three-year action plan that targets a material reduction in wildfire risk associated with utility infrastructure. The PUC also directed the Utilities to provide a WMP update bi-annually. On June 25, 2026, the PUC issued a decision and order approving cost recovery of the Utilities’ 2025-2027 WMP project costs through the EPRM. As of June 30, 2026, the Utilities have recorded a regulatory asset of $21.4 million. See “Utility projects—Wildfire Mitigation Plan” section above.
Regulatory assets for suspension of disconnections related costs. Based on circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through August 24, 2026 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to Hawaii Revised Statues Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. On December 23, 2025, the PUC revised the notice of financial change reporting requirement (item v above) to apply

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
only to the Utilities.
In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of June 30, 2026, the Utilities have recorded $7.1 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and six months ended June 30, 2026 and 2025, and as of June 30, 2026 and December 31, 2025.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$681,861	123,975	131,568	3,116	(3,656)	$936,864
Expenses
Fuel oil	251,085	25,387	60,143	—	—	336,615
Purchased power	170,253	40,325	12,981	—	—	223,559
Other operation and maintenance	112,042	26,896	30,490	971	(3,656)	166,743
Wildfire tort-related claims	(129,907)	(16,238)	(16,238)	—	—	(162,383)
Depreciation	44,079	11,671	10,697	—	—	66,447
Taxes, other than income taxes	63,630	11,467	12,221	1	—	87,319
Total expenses	511,182	99,508	110,294	972	(3,656)	718,300
Operating income	170,679	24,467	21,274	2,144	—	218,564
Allowance for equity funds used during construction	3,379	312	696	—	—	4,387
Equity in earnings of subsidiaries	28,962	—	—	—	(28,962)	—
Retirement defined benefits credit (expense)—other than service costs	902	170	(23)	—	—	1,049
Interest expense and other charges, net	(36,266)	(5,014)	(6,643)	—	2,572	(45,351)
Allowance for borrowed funds used during construction	1,542	90	365	—	—	1,997
Interest income	4,888	354	43	—	(2,572)	2,713
Income before income taxes	174,086	20,379	15,712	2,144	(28,962)	183,359
Income tax expense	36,228	5,028	3,693	552	—	45,501
Net income for common stock	$137,858	15,351	12,019	1,592	(28,962)	$137,858

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$137,858	15,351	12,019	1,592	(28,962)	$137,858
Other comprehensive loss, net of tax benefits:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(483)	(40)	(62)	—	102	(483)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes	436	36	53	—	(89)	436
Other comprehensive loss, net of tax benefits	(47)	(4)	(9)	—	13	(47)
Comprehensive income attributable to common shareholder	$137,811	15,347	12,010	1,592	(28,949)	$137,811

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$524,804	110,973	107,757	2,864	(3,916)	$742,482
Expenses
Fuel oil	148,374	26,697	35,516	—	—	210,587
Purchased power	131,259	27,657	16,047	—	—	174,963
Other operation and maintenance	103,195	25,749	31,627	1,562	(3,916)	158,217
Depreciation	42,529	11,242	10,203	—	—	63,974
Taxes, other than income taxes	49,737	10,372	10,087	1	—	70,197
Total expenses	475,094	101,717	103,480	1,563	(3,916)	677,938
Operating income	49,710	9,256	4,277	1,301	—	64,544
Allowance for equity funds used during construction	2,837	351	514	—	—	3,702
Equity in earnings of subsidiaries	7,767	—	—	—	(7,767)	—
Retirement defined benefits credit (expense)—other than service costs	906	168	(22)	—	—	1,052
Interest expense and other charges, net	(16,288)	(2,738)	(3,892)	—	1,212	(21,706)
Allowance for borrowed funds used during construction	1,185	96	181	—	—	1,462
Interest income	2,027	361	39	—	(1,212)	1,215
Income before income taxes	48,144	7,494	1,097	1,301	(7,767)	50,269
Income tax expense (benefit)	8,724	1,660	(99)	335	—	10,620
Net income	39,420	5,834	1,196	966	(7,767)	39,649
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	39,420	5,700	1,101	966	(7,767)	39,420
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$39,150	5,700	1,101	966	(7,767)	$39,150

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$39,150	5,700	1,101	966	(7,767)	$39,150
Other comprehensive loss, net of tax benefits:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(531)	(26)	(62)	—	88	(531)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes	484	22	53	—	(75)	484
Other comprehensive loss, net of tax benefits	(47)	(4)	(9)	—	13	(47)
Comprehensive income attributable to common shareholder	$39,103	5,696	1,092	966	(7,754)	$39,103

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Revenues	$1,210,220	234,097	237,667	6,070	(7,150)	$1,680,904
Expenses
Fuel oil	427,763	47,219	98,546	—	—	573,528
Purchased power	273,249	71,939	23,645	—	—	368,833
Other operation and maintenance	218,482	54,866	60,844	1,918	(7,150)	328,960
Wildfire tort-related claims	(129,907)	(16,238)	(16,238)	—	—	(162,383)
Depreciation	88,158	23,341	21,394	—	—	132,893
Taxes, other than income taxes	113,901	21,805	22,269	1	—	157,976
Total expenses	991,646	202,932	210,460	1,919	(7,150)	1,399,807
Operating income	218,574	31,165	27,207	4,151	—	281,097
Allowance for equity funds used during construction	6,197	616	1,338	—	—	8,151
Equity in earnings of subsidiaries	36,136	—	—	—	(36,136)	—
Retirement defined benefits credit (expense)—other than service costs	1,805	340	(46)	—	—	2,099
Interest expense and other charges, net	(58,417)	(8,208)	(11,193)	—	4,591	(73,227)
Allowance for borrowed funds used during construction	2,823	178	701	—	—	3,702
Interest income	10,356	732	84	—	(4,591)	6,581
Income before income taxes	217,474	24,823	18,091	4,151	(36,136)	228,403
Income tax expense	44,273	5,914	3,946	1,069	—	55,202
Net income for common stock	$173,201	18,909	14,145	3,082	(36,136)	$173,201

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net income for common stock	$173,201	18,909	14,145	3,082	(36,136)	$173,201
Other comprehensive loss, net of tax benefits:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(966)	(79)	(128)	—	207	(966)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes	872	71	107	—	(178)	872
Other comprehensive loss, net of tax benefits	(94)	(8)	(21)	—	29	(94)
Comprehensive income attributable to common shareholder	$173,107	18,901	14,124	3,082	(36,107)	$173,107

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Revenues	$1,049,507	219,284	213,459	5,808	(7,210)	$1,480,848
Expenses
Fuel oil	320,167	53,491	75,650	—	—	449,308
Purchased power	241,990	53,147	26,543	—	—	321,680
Other operation and maintenance	194,688	53,783	57,838	2,226	(7,210)	301,325
Depreciation	85,102	22,485	20,406	—	—	127,993
Taxes, other than income taxes	99,516	20,551	19,993	1	—	140,061
Total expenses	941,463	203,457	200,430	2,227	(7,210)	1,340,367
Operating income	108,044	15,827	13,029	3,581	—	140,481
Allowance for equity funds used during construction	5,632	698	957	—	—	7,287
Equity in earnings of subsidiaries	17,492	—	—	—	(17,492)	—
Retirement defined benefits credit (expense)—other than service costs	1,811	336	(44)	—	—	2,103
Interest expense and other charges, net	(33,312)	(5,485)	(7,696)	—	2,335	(44,158)
Allowance for borrowed funds used during construction	2,353	191	335	—	—	2,879
Interest income	4,815	590	126	—	(2,335)	3,196
Income before income taxes	106,835	12,157	6,707	3,581	(17,492)	111,788
Income tax expense	19,329	2,593	980	922	—	23,824
Net income	87,506	9,564	5,727	2,659	(17,492)	87,964
Preferred stock dividends of subsidiaries	—	268	190	—	—	458
Net income attributable to Hawaiian Electric	87,506	9,296	5,537	2,659	(17,492)	87,506
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$86,966	9,296	5,537	2,659	(17,492)	$86,966

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net income for common stock	$86,966	9,296	5,537	2,659	(17,492)	$86,966
Other comprehensive loss, net of tax benefits:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(1,061)	(55)	(127)	—	182	(1,061)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes	967	44	107	—	(151)	967
Other comprehensive loss, net of tax benefits	(94)	(11)	(20)	—	31	(94)
Comprehensive income attributable to common shareholder	$86,872	9,285	5,517	2,659	(17,461)	$86,872

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,850	5,644	3,603	—	—	$52,097
Plant and equipment	5,722,564	1,589,428	1,520,673	—	—	8,832,665
Right-of-use assets - finance lease	411,545	77,183	50,757	—	—	539,485
Less accumulated depreciation	(2,245,002)	(733,288)	(639,773)	—	—	(3,618,063)
Construction in progress	424,024	38,467	75,204	—	—	537,695
Utility property, plant and equipment, net	4,355,981	977,434	1,010,464	—	—	6,343,879
Nonutility property, plant and equipment, less accumulated depreciation	1,146	115	1,444	—	—	2,705
Total property, plant and equipment, net	4,357,127	977,549	1,011,908	—	—	6,346,584
Investment in wholly owned subsidiaries, at equity	922,451	—	—	—	(922,451)	—
Current assets
Cash and cash equivalents	114,609	41,313	5,644	24,693	—	186,259
Advances to affiliates	28,500	—	—	—	(28,500)	—
Customer accounts receivable, net	49,340	6,934	12,557	160,374	—	229,205
Accrued unbilled revenues, net	48,548	8,866	5,328	159,145	—	221,887
Other accounts receivable, net	133,667	49,213	52,568	—	(214,275)	21,173
Fuel oil stock, at average cost	147,669	19,010	22,703	—	—	189,382
Materials and supplies, at average cost	78,833	22,108	39,974	—	—	140,915
Prepayments and other	42,058	8,746	11,432	—	(3,311)	58,925
Regulatory assets	36,909	8,182	6,578	—	—	51,669
Total current assets	680,133	164,372	156,784	344,212	(246,086)	1,099,415
Other long-term assets
Operating lease right-of-use assets	32,158	12,100	3,360	—	—	47,618
Regulatory assets	184,585	32,283	57,710	—	—	274,578
Defined benefit pension and other postretirement benefit plans asset	136,399	46,203	39,288	—	—	221,890
Other	295,044	18,943	29,194	—	(163,376)	179,805
Total other long-term assets	648,186	109,529	129,552	—	(163,376)	723,891
Total assets	$6,607,897	1,251,450	1,298,244	344,212	(1,331,913)	$8,169,890
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
June 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,866,258	338,257	421,607	162,587	(922,451)	$1,866,258
Long-term debt, net	1,619,963	261,655	291,813	—	(115,000)	2,058,431
Total capitalization	3,486,221	599,912	713,420	162,587	(1,037,451)	3,924,689
Current liabilities
Current portion of operating lease liabilities	5,693	7,921	2,540	—	—	16,154
Short-term borrowings from affiliate	—	—	28,500	—	(28,500)	—
Accounts payable	218,097	43,712	40,322	—	—	302,131
Interest and preferred dividends payable	21,842	3,690	3,790	—	(2,057)	27,265
Taxes accrued, including revenue taxes	170,503	36,506	34,108	3,195	(3,311)	241,001
Regulatory liabilities	8,233	11,683	11,349	—	—	31,265
Wildfire tort-related claims	327,851	40,981	40,981	—	—	409,813
Other	92,730	32,985	29,484	177,361	(212,218)	120,342
Total current liabilities	844,949	177,478	191,074	180,556	(246,086)	1,147,971
Deferred credits and other liabilities
Operating lease liabilities	30,033	4,378	972	—	—	35,383
Finance lease liabilities	376,957	73,499	48,946	—	—	499,402
Deferred income taxes	—	18,578	28,729	1,069	(48,376)	—
Regulatory liabilities	1,007,644	255,138	179,607	—	—	1,442,389
Unamortized tax credits	45,048	9,277	9,547	—	—	63,872
Defined benefit pension plans liability	12,875	120	—	—	—	12,995
Wildfire tort-related claims	712,224	89,028	89,028	—	—	890,280
Other	91,946	24,042	36,921	—	—	152,909
Total deferred credits and other liabilities	2,276,727	474,060	393,750	1,069	(48,376)	3,097,230
Total capitalization and liabilities	$6,607,897	1,251,450	1,298,244	344,212	(1,331,913)	$8,169,890

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Balance, December 31, 2025	$1,583,399	276,332	298,459	159,505	(734,296)	$1,583,399
Net income for common stock	173,201	18,909	14,145	3,082	(36,136)	173,201
Other comprehensive loss, net of tax benefits	(94)	(8)	(21)	—	29	(94)
Common stock dividends	(21,000)	—	—	—	—	(21,000)
Issuance of common stock, net of expenses	—	—	66,000	—	(66,000)	—
Additional paid-in capital	130,752	43,024	43,024	—	(86,048)	130,752
Balance, June 30, 2026	$1,866,258	338,257	421,607	162,587	(922,451)	$1,866,258

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Balance, December 31, 2024	$1,156,955	243,964	282,876	153,574	(680,414)	$1,156,955
Net income for common stock	86,966	9,296	5,537	2,659	(17,492)	86,966
Other comprehensive loss, net of tax benefits	(94)	(11)	(20)	—	31	(94)
Common stock dividends	(10,000)	—	—	—	—	(10,000)
Additional paid-in capital	287,790	267	191	—	(458)	287,790
Balance, June 30, 2025	$1,521,617	253,516	288,584	156,233	(698,333)	$1,521,617

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net cash provided by (used in) operating activities	$68,611	23,098	2,080	(177)	(2,119)	$91,493
Cash flows from investing activities
Capital expenditures	(169,026)	(29,550)	(43,234)	—	—	(241,810)
Advances to affiliates	(94,500)	—	—	—	94,500	—
Other	1,246	(261)	(991)	—	2,119	2,113
Net cash used in investing activities	(262,280)	(29,811)	(44,225)	—	96,619	(239,697)
Cash flows from financing activities
Common stock dividends	(21,000)	—	—	—	—	(21,000)
Net increase in short-term borrowings from affiliate	—	—	94,500	—	(94,500)	—
Repayment of long-term debt	(62,000)	(8,000)	(55,000)	—	—	(125,000)
Payments of obligations under finance leases	(4,811)	(537)	(283)	—	—	(5,631)
Other	(126)	—	—	—	—	(126)
Net cash provided by (used in) financing activities	(87,937)	(8,537)	39,217	—	(94,500)	(151,757)
Net decrease in cash and cash equivalents	(281,606)	(15,250)	(2,928)	(177)	—	(299,961)
Cash and cash equivalents, beginning of period	396,215	56,563	8,572	24,870	—	486,220
Cash and cash equivalents, end of period	$114,609	41,313	5,644	24,693	—	$186,259

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net cash provided by operating activities	$147,248	37,461	28,864	3,644	(971)	$216,246
Cash flows from investing activities
Capital expenditures	(86,012)	(29,553)	(44,385)	—	—	(159,950)
Advances to affiliates	(7,000)	—	—	—	7,000	—
Other	3,164	343	673	—	971	5,151
Net cash used in investing activities	(89,848)	(29,210)	(43,712)	—	7,971	(154,799)
Cash flows from financing activities
Common stock dividends	(10,000)	—	—	—	—	(10,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	—	—	—	—	(998)
Proceeds from capital contribution from parent	540	—	—	—	—	540
Net increase in short-term borrowings from affiliate	—	—	7,000	—	(7,000)	—
Repayment of long-term debt	(123,000)	—	—	—	—	(123,000)
Payments of obligations under finance leases	(3,982)	(364)	(313)	—	—	(4,659)
Other	(752)	(87)	(210)	—	—	(1,049)
Net cash provided by (used in) financing activities	(138,192)	(451)	6,477	—	(7,000)	(139,166)
Net increase (decrease) in cash and cash equivalents	(80,792)	7,800	(8,371)	3,644	—	(77,719)
Cash and cash equivalents, beginning of period	118,367	31,534	16,456	17,791	—	184,148
Cash and cash equivalents, end of period	$37,575	39,334	8,085	21,435	—	$106,429

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 5 · Credit agreements and long-term debt
Credit agreements. The following table provides the credit agreement capacity, outstanding and undrawn components as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026			As of December 31, 2025
(in millions)	Capacity	Outstanding	Undrawn	Capacity	Outstanding	Undrawn
HEI corporate:
Unsecured revolving line of credit	$300	$—	$300	$300	$20	$280
Hawaiian Electric:
Unsecured revolving line of credit	300	—	300	300	—	300
ABL Facility[1]	250	—	250	240	—	240
Borrowing from HEI - standing commitment letter[2]	75	—	75	75	—	75
Total Hawaiian Electric	625	—	625	615	—	615
Total Consolidated HEI[2]	$850	$—	$850	$840	$20	$820
1     Borrowing capacity is calculated based on eligible customer accounts receivable balance at the end of each period.
2     $75 million borrowing from HEI - standing commitment letter is eliminated in total consolidated HEI amounts.
Syndicated credit agreements. On September 5, 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated senior unsecured revolving credit facility (the HEI Facility and the Hawaiian Electric Facility, respectively) with a syndicate of eight financial institutions. The aggregate amount of revolving commitments under the HEI Facility was increased to $300 million from $175 million and includes a $25 million letter of credit sub-facility and a $30 million swingline sub-facility. The HEI Facility’s commitment termination date was extended to September 5, 2030 from May 14, 2027. The aggregate amount of revolving commitments available under the Hawaiian Electric Facility was increased to $300 million from $200 million and includes a $40 million letter of credit sub-facility and a $30 million swingline sub-facility. On May 8, 2026, the PUC issued an order extending the term of the Hawaiian Electric Facility to September 5, 2030. The Hawaiian Electric Facility also allows for commitment increases of up to an additional $75 million, subject to customary conditions. None of the facilities are collateralized. As of June 30, 2026, HEI and Hawaiian Electric each had no draws on their revolving facilities.
Intercompany borrowing agreement. Under the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy effective October 3, 2025 (the Intercompany Borrowing Policy), HEI has committed to make revolving short-term loans to Hawaiian Electric pursuant to the terms set forth in the standing commitment letter dated December 5, 2025 (the 2025 Commitment Letter). For loans that mature on or before December 4, 2026, the 2025 Commitment Letter provides a borrowing limit of $75 million outstanding at any time and the applicable interest rate. Hawaiian Electric currently has no borrowings under the Intercompany Borrowing Policy and the 2025 Commitment Letter.
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. The ABL Facility was approved by the PUC, became effective on July 24, 2024 and will expire on July 24, 2027. As of June 30, 2026, total available capacity under the ABL Facility was $250 million and remains undrawn.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Long-term debt. As of June 30, 2026, the Company and Hawaiian Electric were in compliance with all applicable financial covenants. The following table summarizes the long-term debt, net for the Company and Hawaiian Electric as of June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
All other[1]:
HEI 2.48%-6.10% senior notes due 2028-2052	$207,738	$207,738
HEI revolving credit facility SOFR + 2.50%, due 2030[2]	—	20,000
Less unamortized debt issuance costs	(539)	(596)
All other long-term debt, net	207,199	227,142
Hawaiian Electric:
Special purpose revenue bonds and unsecured senior notes	2,070,000	2,195,000
Less unamortized debt issuance costs	(11,569)	(12,167)
Less current portion long-term debt, net of unamortized debt issuance cost	—	(124,959)
Hawaiian Electric long-term debt, net	2,058,431	2,057,874
HEI consolidated long-term debt, net	$2,265,630	$2,285,016
1     Excludes Mahipapa’s non-recourse loans amounting to $54.6 million and $54.0 million, as of June 30, 2026 and December 31, 2025, respectively, which are classified as “Liabilities held for sale” on the Company’s Condensed Consolidated Balance Sheets. See “Assets held for sale-Mahipapa” in Note 3.
2     As of December 31, 2025, the HEI revolving credit facility’s weighted-average interest rate was 6.32%. See “Syndicated credit agreements” above.
Note 6 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI consolidated			Hawaiian Electric consolidated
(in thousands)	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2025	$600	$2,738	$3,338	$2,640
Current period other comprehensive loss	(106)	(43)	(149)	(94)
Balance, June 30, 2026	$494	$2,695	$3,189	$2,546
Balance, December 31, 2024	$2,120	$1,341	$3,461	$2,786
Current period other comprehensive loss	(720)	(46)	(766)	(94)
Balance, June 30, 2025	$1,400	$1,295	$2,695	$2,692

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended June 30		Six months ended June 30
(in thousands)	2026	2025	2026	2025
HEI consolidated
Net realized gains on derivatives qualifying as cash flow hedges	$(54)	$(50)	$(106)	$(100)	Interest expense
Retirement benefit plans:
Amortization of net gains recognized during the period in net periodic benefit cost	(457)	(508)	(915)	(1,013)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory accounts	436	484	872	967	See Note 8 for additional details
Total reclassifications	$(75)	$(74)	$(149)	$(146)
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of net gains recognized during the period in net periodic benefit cost	$(483)	$(531)	$(966)	$(1,061)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory accounts	436	484	872	967	See Note 8 for additional details
Total reclassifications	$(47)	$(47)	$(94)	$(94)

Note 7 · Revenues
The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended June 30, 2026			Six months ended June 30, 2026
(in thousands)	Electric utility	All other	Total	Electric utility	All other	Total
Revenues from contracts with customers
Electric energy sales - residential	$286,859	$—	$286,859	$524,866	$—	$524,866
Electric energy sales - commercial	288,883	—	288,883	511,602	—	511,602
Electric energy sales - large light and power	341,840	—	341,840	596,436	—	596,436
Electric energy sales - other	5,084	—	5,084	9,880	—	9,880
Other sales	—	2,839	2,839	—	5,174	5,174
Total revenues from contracts with customers	922,666	2,839	925,505	1,642,784	5,174	1,647,958
Revenues from other sources
Regulatory revenue	5,072	—	5,072	19,523	—	19,523
Other	9,126	—	9,126	18,597	72	18,669
Total revenues from other sources	14,198	—	14,198	38,120	72	38,192
Total revenues	$936,864	$2,839	$939,703	$1,680,904	$5,246	$1,686,150
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$922,666	$2,839	$925,505	$1,642,784	$5,174	$1,647,958

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

	Three months ended June 30, 2025			Six months ended June 30, 2025
(in thousands)	Electric utility	All other	Total	Electric utility	All other	Total
Revenues from contracts with customers
Electric energy sales - residential	$233,149	$—	$233,149	$473,528	$—	$473,528
Electric energy sales - commercial	237,007	—	237,007	473,508	—	473,508
Electric energy sales - large light and power	260,577	—	260,577	522,695	—	522,695
Electric energy sales - other	4,218	—	4,218	8,705	—	8,705
Other sales	—	3,707	3,707	—	7,872	7,872
Total revenues from contracts with customers	734,951	3,707	738,658	1,478,436	7,872	1,486,308
Revenues from other sources
Regulatory revenue	(1,577)	—	(1,577)	(15,658)	—	(15,658)
Other	9,108	203	9,311	18,070	1,742	19,812
Total revenues from other sources	7,531	203	7,734	2,412	1,742	4,154
Total revenues	$742,482	$3,910	$746,392	$1,480,848	$9,614	$1,490,462
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$734,951	$3,707	$738,658	$1,478,436	$7,872	$1,486,308
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at June 30, 2026 or December 31, 2025. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as “Accounts receivable and unbilled revenues, net” on HEI’s Condensed Consolidated Balance Sheets and “Customer accounts receivable, net” and “Accrued unbilled revenues, net” on Hawaiian Electric’s Condensed Consolidated Balance Sheets.
As of June 30, 2026, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  The Company contributed $5 million ($5 million by the Utilities) to its pension and other postretirement benefit plans during the first six months of 2026, compared to $4 million ($4 million by the Utilities) during the first six months of 2025. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2026 is $13 million ($13 million by the Utilities), compared to $12 million ($11 million by the Utilities) in 2025. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2026, compared to $2 million ($1 million by the Utilities) paid in 2025.
The components of net periodic pension costs and net periodic benefit costs for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
HEI consolidated
Service cost	$9,838	$9,948	$245	$248	$19,676	$19,896	$491	$496
Interest cost	27,564	26,304	1,778	1,821	55,128	52,609	3,557	3,642
Expected return on plan assets	(33,832)	(33,856)	(3,590)	(3,510)	(67,664)	(67,713)	(7,182)	(7,020)
Amortization of net actuarial (gain)/losses	65	65	(682)	(746)	131	130	(1,364)	(1,492)
Net periodic pension/benefit cost (return)	3,635	2,461	(2,249)	(2,187)	7,271	4,922	(4,498)	(4,374)
Impact of PUC D&Os	16,619	17,800	2,082	2,024	33,236	35,599	4,166	4,049
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,254	$20,261	$(167)	$(163)	$40,507	$40,521	$(332)	$(325)
Hawaiian Electric consolidated
Service cost	$9,650	$9,705	$242	$245	$19,300	$19,410	$485	$490
Interest cost	26,667	25,430	1,699	1,740	53,333	50,859	3,398	3,481
Expected return on plan assets	(33,039)	(33,052)	(3,542)	(3,461)	(66,077)	(66,101)	(7,087)	(6,923)
Amortization of net actuarial (gain)/losses	24	24	(676)	(737)	49	47	(1,351)	(1,474)
Net periodic pension/benefit cost (return)	3,302	2,107	(2,277)	(2,213)	6,605	4,215	(4,555)	(4,426)
Impact of PUC D&Os	16,619	17,800	2,082	2,024	33,236	35,599	4,166	4,049
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,921	$19,907	$(195)	$(189)	$39,841	$39,814	$(389)	$(377)
HEI consolidated recorded retirement benefits expense of $22 million ($21 million by the Utilities) in the first six months of 2026 and $23 million ($22 million by the Utilities) in the first six months of 2025, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first six months of 2026 and 2025, the Company’s expenses and cash contributions for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan were $5.4 million and $4.1 million, respectively. For the first six months of 2026 and 2025, the Utilities’ expenses and cash contributions for its defined contribution plan under the Hawaiian Electric Industries Retirement Savings Plan were $5.2 million and $3.9 million, respectively.

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
As of June 30, 2026, approximately 2.4 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 1.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI and its principal subsidiaries. As of June 30, 2026, there were no shares remaining available for future issuance under the 2011 Director Plan. After all of the shares remaining under the 2011 Director Plan were issued, shares for nonemployee director grants of common stock were, and going forward will be, made from available shares under the EIP, which was amended in 2024 to provide for nonemployee director grants.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2026	2025	2026	2025
HEI consolidated
Share-based compensation expense[1]	$2.6	$2.8	$3.8	$3.5
Income tax benefit	0.5	0.5	0.6	0.5
Hawaiian Electric consolidated
Share-based compensation expense[1]	1.4	1.3	2.1	1.8
Income tax benefit	0.3	0.2	0.4	0.3
1    For the three and six months ended June 30, 2026 and 2025, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan and EIP as follows:

	Three months ended June 30		Six months ended June 30
(dollars in millions)	2026	2025	2026	2025
Shares granted	92,380	117,590	92,380	117,590
Fair value	$1.2	$1.2	$1.2	$1.2
Income tax benefit	0.3	0.3	0.3	0.3
The number of shares issued to each nonemployee director of HEI and Hawaiian Electric is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2026		2025		2026		2025
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	—	$—	22,172	$42.41	22,172	$42.41	65,628	$42.09
Granted	—	—	—	—	—	—	—	—
Vested	—	—	—	—	(22,172)	42.41	(42,452)	41.92
Forfeited	—	—	—	—	—	—	(1,004)	42.41
Outstanding, end of period	—	$—	22,172	$42.41	—	$—	22,172	$42.41
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$—		$—
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
For the six months ended June 30, 2026 and 2025, total restricted stock units and related dividends that vested had a fair value of $0.4 million and $0.5 million, respectively, and the related tax benefits were nil and $0.1 million, respectively.
As of June 30, 2026, there was no unrecognized compensation cost related to restricted stock units.
Long-term incentive plan payable in stock.  The 2024-26, 2025-27 and 2026-28 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 220% of the number of target shares, depending on the achievement of the goals. The 2024-26 LTIP performance goals include a market condition goal. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Peer Group (the Company’s compensation peer group consisting of companies in the EEI Index and approved by the Company’s Compensation & Human Capital Management Committee), in each case over the relevant three-year period. The other performance condition goals relate to Hawaiian Electric’s credit rating, public safety, funds from operations to total adjusted debt ratio and customer experience. The 2025-27 and 2026-28 LTIPs include other performance goals (described above) and a relative TSR payout modifier, which may adjust the payout shares based on the relative TSR result. The relative TSR modifier is based on HEI’s TSR compared to the Peer Group.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended June 30				Six months ended June 30
	2026		2025		2026		2025
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	838,780	$13.87	543,467	$13.50	543,467	$13.50	98,441	$31.36
Granted	—	—	—	—	314,315	17.04	462,313	11.25
Vested (issued or unissued and cancelled)	—	—	—	—	(19,002)	55.98	(17,287)	54.92
Forfeited	(4,263)	17.28	—	—	(4,263)	17.28	—	—
Outstanding, end of period	834,517	$13.85	543,467	$13.50	834,517	$13.85	543,467	$13.50
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$5.4		$5.2
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
As of June 30, 2026, there was $7.1 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2026		2025		2026		2025
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	362,963	$13.09	438,967	$18.17	362,963	$13.09	438,967	$18.17
Granted	—	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—	—
Forfeited	(17,051)	13.09	—	—	(17,051)	13.09	—	—
Outstanding, end of period	345,912	$13.09	438,967	$18.17	345,912	$13.09	438,967	$18.17
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—		$—		$—
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2026 and 2025.
As of June 30, 2026, there was $0.7 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 0.5 years.
Note 10 · Income taxes
The Company’s and Utilities’ effective tax rates (combined federal and state income tax rates) for the six months ended June 30, 2026, were both 24%. These rates differ from the combined statutory rates, primarily due to the Utilities’ amortization of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act reduction in tax rate from 35% to 21%, partially offset by higher executive compensation limitations and the impact of the Utilities' remeasurement of the remaining wildfire tort-related settlement liability to present value.
For the six months ended June 30, 2025, the Company’s and Utilities’ effective tax rates were 27% and 21%, respectively.
The Company’s effective tax rate was lower for the first six months of 2026, compared to 2025, primarily due to the lesser impact of discrete tax items in 2026 than in 2025. The primary discrete tax item affecting the 2026 periods was the Utilities’ remeasurement of the remaining wildfire tort-related settlement liability to present value. In contrast, the primary discrete tax item affecting the 2025 periods was the recapture of investment tax credits.
The Utilities’ effective tax rate was higher for the first six months of 2026, compared to 2025, primarily due to a discrete tax expense recognized in 2026 resulting from the remeasurement of the Utilities’ remaining wildfire tort-related settlement liability at present value.
On July 4, 2025, federal tax legislation, commonly referred to as the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company recognized the impact of OBBBA. The Company will continue to assess the legislation’s impact on future reporting periods; however, the legislation is not anticipated to have a material impact on the Company’s financial statements.
Currently, there are no active Internal Revenue Service income tax examinations. In January 2026, the Company was notified that the State of Hawaii would audit the Company’s income tax returns for tax years 2022 through 2024. The audit is ongoing, however, on June 23, 2026, the Company received a schedule of proposed income tax assessments from the Hawaii Department of Taxation. The proposed assessment relates to the capital goods excise tax credit claimed on the 2022 Hawaii State tax return, which the Company does not plan to dispute.
The Company recorded an additional $0.3 million of tax expense as a discrete item during the second quarter of 2026 related to this proposed assessment. The Company has sufficient tax credit carryforwards on its 2022 Hawaii State tax return and intends to use those carryforward credits to satisfy the proposed tax assessment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 11 · Cash flows

Six months ended June 30	2026	2025
(in millions)
Supplemental disclosures of cash flow information
Cash payments (receipts):
HEI consolidated
Interest to non-affiliates, net of amounts capitalized	$54	$59
Interest on finance lease obligations	22	19
Federal income tax, net	(5)	16
State of Hawaii income tax, net (including refundable credits)	—	(1)
Hawaiian Electric consolidated
Interest to non-affiliates, net of amounts capitalized	49	41
Interest on finance lease obligations	22	19
Federal income taxes, net	(2)	20
State of Hawaii income taxes, net (including refundable credits)	2	4

Supplemental disclosures of noncash activities
HEI consolidated
Common stock issued (gross) for nonemployee director and executive/management compensation (financing)[1]	2	2
Debt assumed by buyer - sale of a subsidiary (financing)	—	39
Hawaiian Electric consolidated
Capital contribution from parent related to first installment payment of the wildfire tort-related claim liability (financing)[2]	479	—
Capital distribution from former unconsolidated affiliate (financing)[2]	287	—
Capital distribution to parent (financing)[2]	49	—
Capital contribution from parent of a membership interest in a former unconsolidated affiliate (financing)	—	287
HEI consolidated and Hawaiian Electric consolidated
Property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	77	58
Right-of-use assets obtained in exchange for finance lease obligations (financing)	—	42
Estimated fair value of noncash contributions in aid of construction (investing)	5	5
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	47
Right-of-use assets obtained in exchange for operating lease obligations (investing)	—	10
1 The amounts shown represent the market value of common stock issued for nonemployee director and executive/management compensation and withheld to satisfy statutory tax liabilities.
2     Included in Hawaiian Electric change in additional paid-in capital. Change in additional paid-in capital represents the noncash capital contribution from parent related to first installment payment of the tort-related settlement, net of noncash capital distribution from former unconsolidated affiliate, noncash capital distribution to parent and noncash transfer of operating liabilities from the parent of $12 million.

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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
June 30, 2026
Financial assets
HEI consolidated
Money market mutual funds	$112,805	$112,805	$—	$112,805
Hawaiian Electric consolidated
Money market mutual funds	60,731	60,731	—	60,731
Financial liabilities
HEI consolidated
Long-term debt, net[1]	2,265,630	—	1,893,513	1,893,513
Hawaiian Electric consolidated
Long-term debt, net	2,058,431	—	1,714,930	1,714,930

December 31, 2025
Financial assets
HEI consolidated
Money market mutual funds	$839,380	$839,380	$—	$839,380
Hawaiian Electric consolidated
Money market mutual funds	345,510	345,510	—	345,510
Financial liabilities
HEI consolidated
Long-term debt, net[1]	2,409,975	—	2,098,593	2,098,593
Hawaiian Electric consolidated
Long-term debt, net	2,182,833	—	1,895,680	1,895,680
1    Carrying or notional amount does not include $52 million related to Mahipapa long term debt, net which is included in “Liabilities held for sale” in HEI’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. See Note 3 for more information.
Assets and liabilities measured at fair value on a recurring basis include money market mutual funds. Money market mutual funds are included in “Cash and cash equivalents” and “Restricted cash” in the HEI’s Condensed Consolidated Balance Sheets.
There were no Level 3 assets or liabilities as of June 30, 2026 and December 31, 2025.

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
RESULTS OF OPERATIONS

	Three months ended June 30		%
(in thousands)	2026	2025	change	Primary reason(s)[1]
Revenues	$939,703	$746,392	26	Increase in the electric utility segment, partly offset by a decrease in the all other segment.
Operating income	204,214	53,747	280
Increase in the electric utility segment (primarily due to the adjustment related to remeasuring the remaining settlement liability (see Note 2 of the Condensed Consolidated Financial Statements)), partly offset by a decrease in the all other segment.

Net income for common stock	123,200	26,085	372	Higher net income related to higher operating income, partially offset by higher interest expense due to the accretion related to the remeasuring of the remaining settlement liability (see Note 2 of the Condensed Consolidated Financial Statements) and higher average debt balances and lower interest income due to the first installment payment of the tort-related settlement in April 2026.

	Six months ended June 30		%
(in thousands)	2026	2025	change	Primary reason(s)[1]
Revenues	$1,686,150	$1,490,462	13	Increase in the electric utility segment, partly offset by a decrease in the all other segment.
Operating income	257,591	116,167	122	Increase in the electric utility segment (primarily due to the adjustment related to remeasuring the remaining settlement liability (see Note 2 of the Condensed Consolidated Financial Statements)).
Net income for common stock	153,650	52,756	191	Higher net income related to higher operating income, lower impairment loss on assets held for sale and loss on the sale of subsidiary in the prior period, partially offset by higher interest expense due to the accretion related to the remeasuring of the remaining settlement liability (see Note 2 of the Condensed Consolidated Financial Statements) and lower interest income due to the first installment payment of the tort-related settlement in April 2026.
1    Also, see the all other segment discussion below.
The Company’s effective tax rates for the first six months of 2026 and 2025 were 24% and 27%, respectively. For the second quarters of 2026 and 2025, the Company’s effective tax rates were 25% and 34%, respectively. The lower effective tax rates for the first six months and the second quarter of 2026, compared with the same periods in 2025, were primarily attributable to the lesser impact of discrete tax items in 2026 than in 2025. The primary discrete tax item affecting the 2026 periods was the Utilities’ remeasurement of the remaining wildfire tort-related settlement liability to present value. In contrast, the primary discrete tax item affecting the 2025 periods was the recapture of investment tax credits.

Maui windstorm and wildfires related items, net. For the three and six months ended June 30, 2026 and 2025, the Company’s incremental items related to the Maui windstorm and wildfires as discussed in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

	Three months ended June 30, 2026			Six months ended June 30, 2026
(in thousands)	Electric utility	All other	HEI consolidated	Electric utility	All other	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$1,109	$2,216	$3,325	$2,564	$2,668	$5,232
Other expense	1,116	154	1,270	1,116	262	1,378
Total Maui windstorm and wildfires related expenses	2,225	2,370	4,595	3,680	2,930	6,610
Insurance recoveries[1]	(7,870)	28	(7,842)	(8,831)	(343)	(9,174)
Settlement remeasurement[2]	(153,870)	—	(153,870)	(153,870)	—	(153,870)
Accretion expense[3]	17,714	—	17,714	17,714	—	17,714
Total Maui windstorm and wildfires related items, net	$(141,801)	$2,398	$(139,403)	$(141,307)	$2,587	$(138,720)

	Three months ended June 30, 2025			Six months ended June 30, 2025
(in thousands)	Electric utility	All other	HEI consolidated	Electric utility	All other	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$4,304	$1,584	$5,888	$8,153	$6,585	$14,738
Outside services expense	—	11	11	—	135	135
Other expense	5,792	67	5,859	11,487	300	11,787
Interest expense	660	210	870	2,412	489	2,901
Total Maui windstorm and wildfires related expenses	10,756	1,872	12,628	22,052	7,509	29,561
Insurance recoveries[4]	3,620	(1,202)	2,418	556	(4,860)	(4,304)
Deferral treatment approved by the PUC[5]	(9,889)	—	(9,889)	(15,572)	—	(15,572)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$4,487	$670	$5,157	$7,036	$2,649	$9,685
1 Includes $8.5 million recognized as an adjustment to the Wildfire tort-related claims for the three and six months ended June 30, 2026.
2 Represents an adjustment related to remeasuring the remaining settlement liability at present value in accordance with Accounting Standards Codification Topic 835-30 Imputation of Interest.
3 Represents accretion expense related to remeasuring the remaining settlement liability. For the three and six months ended June 30, 2026, the accretion expense amounted to $18 million, which is included in “Interest expense, net” and “Interest expense and other charges, net” in HEI’s and the Utilities’ Condensed Consolidated Statements of Income, respectively.
4    Includes adjustments related to costs that are no longer probable of recovery under insurance policies. For the three and six months ended June 30, 2025, adjustments amount to $6.6 million, of which, $4.0 million was deferred to a regulatory asset and is reported in the “Deferral treatment approved by the PUC” category above.
5    Pursuant to the PUC order received on February 12, 2025, deferral accounting treatment limited to insurance premiums and outside services and legal costs associated with the asset-based lending facility credit agreement incurred in 2025 was granted. Applicable amounts were deferred to a regulatory asset. See “Risk Factors” in Item 1A. for further discussion of regulatory risks. See Note 2 of the Condensed Consolidated Financial Statements.
Note: The all other segment Maui windstorm and wildfires related expenses (legal, outside services and other) and insurance recoveries are included in “Expenses-Other” and interest expense is included in “Interest expense, net” on the HEI and subsidiaries Condensed Consolidated Statements of Income. See Electric utility section below for more detail.
From August 8, 2023 through June 30, 2026, HEI and its subsidiaries have incurred approximately $2.14 billion of Maui windstorm and wildfires related expenses, including the Utilities’ estimate of the losses related to a settlement of all wildfire tort-related legal claims and cross claims, the One ‘Ohana Initiative contribution and $47.8 million related to the securities class action settlement. Certain of these costs are reimbursable under excess liability insurance, professional liability insurance and directors and officers liability insurance policies. As of June 30, 2026, HEI and its subsidiaries have recovered the remaining unpaid insurance claim proceeds owed under its excess liability and professional liability insurance policies, and approximately $71 million of insurance coverage is remaining under the directors and officers liability policy, after deducting applicable retention amounts and amounts expected to be recovered for incurred costs such as the securities class action settlement that is recognized as a receivable as of the quarter end.
On April 10, 2026, the last condition to the finalization of the tort settlement agreements and first installment payment was satisfied when the last insurer agreed to a stipulation withdrawing with prejudice the appeal of the December 30, 2025 summary judgment entered in favor of HEI, Hawaiian Electric and other defendants. As a result, the Company paid the first of its four equal annual $479 million installments pursuant to the settlement agreements.
Economic conditions.
Note: The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Board of Governors of the Federal Reserve System, Department of Business, Economic Development and Tourism, University of Hawaii Economic Research Organization (UHERO), U.S. Bureau of Labor Statistics, and U.S. Energy Information Administration).
In the second quarter of 2026, the average daily passenger count was 1.4% higher than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, including Japanese travelers, remaining at lower levels. In the second quarter, international visitor arrivals (excluding Japan) remained 27.8% below 2019 levels. Due to the weak yen, Japanese visitors are 39.4% below 2019 levels.
Hawaii’s preliminary seasonally adjusted unemployment rate in June 2026 was 2.6%, which was a slight increase from the June 2025 rate of 2.3%. The national unemployment rate in June 2026 was 4.2%, slightly higher than the June 2025 rate of 4.1%. According to a recent forecast by UHERO, issued on May 15, 2026, jobs in the State will increase by 0.1% in 2026.
Hawaii’s petroleum product prices are correlated to the crude oil price in international markets. The price of crude oil has increased 51.9% over the same quarter in the prior year.
At its July 29, 2026 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range at 3.5% to 3.75%. The FOMC noted that economic activity is expanding despite uncertainty around the conflict in the Middle East.
UHERO forecasts full year 2026 real GDP to increase 1.0%, real personal income to increase 1.0%, total visitor arrivals to increase 2.0%, and an unemployment rate of 2.4% for the State. According to UHERO, Hawaii’s economy is being challenged by the damages from the two Kona storms and the Iran war, which has contributed to surging oil prices and is expected to raise inflation, increase travel costs, and slow major economies that impact visitors.
See also “Recent Developments” in the “Electric utility” section below for further discussion of the economic impact of recent events.
All other segment. The all other business segment loss includes results of the stand-alone corporate operations of HEI, ASB Hawaii and Pacific Current, including the results of Hamakua Energy and the solar and battery energy storage system facilities up until the close of their respective sales in 2025, and GLST1 up until its termination on June 3, 2026.

	Three months ended June 30
(in thousands)	2026	2025	Change	Primary reason(s)
Revenues	$2,839	$3,910	$(1,071)	Lower revenues primarily due to lower sales at Pacific Current subsidiaries.
Operating loss	(14,350)	(10,797)	(3,553)	Higher operating loss primarily due to higher corporate losses related to higher wildfire legal and other expenses, partially offset by lower Pacific Current losses.
Net loss	(14,658)	(13,065)	(1,593)	Higher net loss related to higher operating loss and lower interest income due to the first installment payment of the tort-related settlement in April 2026, partially offset by lower interest expense due to lower average debt balances and lower impairment loss on assets held for sale. Also see effective tax rate explanations above.

	Six months ended June 30
(in thousands)	2026	2025	Change	Primary reason(s)
Revenues	$5,246	$9,614	$(4,368)	Lower revenues primarily due to lower sales at Pacific Current[1] subsidiaries.
Operating loss	(23,506)	(24,314)	808	Lower operating loss primarily due to lower Pacific Current losses, partially offset by higher corporate losses related to higher outside service expenses.
Net loss	(19,551)	(34,210)	14,659	Lower net loss related to lower impairment loss on assets held for sale and loss on the sale of subsidiary in the prior period and lower interest expense due to lower average debt balances, partially offset by lower interest income due to the first installment payment of the tort-related settlement in April 2026. Also see effective tax rate explanations above.
1     As a subsidiary of Hamakua Holdings, Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) up until the close of its sale on March 10, 2025, are eliminated in consolidation.
The all other business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and the results of HEI’s subsidiaries, GLST1 (up until its termination on June 3, 2026), ASB Hawaii and Pacific Current. Significant investments of Pacific Current made through its subsidiaries include: Pacific Current’s indirect subsidiary up until the close of its sale on March 10, 2025, Hamakua Energy, which owned a 60-MW combined cycle power plant on Hawaii Island that provides electricity to Hawaii Electric Light; Pacific Current’s solar project subsidiaries up until the close of the Solar Asset Disposition effective August 1, 2025, which includes Mauo, which owned solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Alenuihaha Developments, LLC, which owned a collection of renewable energy assets on Oahu and Kauai, and Ka‘ie‘ie Waho Company, LLC, which owned a 6-MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative; Pacific Current’s remaining operating subsidiary, Mahipapa, which owns a 7.5-MW nameplate biomass facility on Kauai; as well as eliminations of intercompany transactions.
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
The Company’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. In September 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated credit agreement with a syndicate of eight financial institutions, increasing each of their committed capacities to $300 million (see Note 5 of the Condensed Consolidated Financial Statements). As of June 30, 2026, HEI and Hawaiian Electric each had no draws on their revolving credit facilities and no commercial paper outstanding.
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
As of June 30, 2026, HEI consolidated had $2.3 billion of long-term debt. In addition, as of June 30, 2026, the Utilities accrued estimated wildfire liabilities of approximately $1.3 billion (pre-tax), related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). HEI and Hawaiian Electric determined that making payments under the terms of the Settlement Agreements in four equal annual installments is the most viable option. To finance the first installment payment, HEI completed the sale of 62.2 million shares of common stock in September 2024. The shares were issued under a registration statement registering up to $575 million of common stock. The net proceeds from the sale of common stock amounted to approximately $557.7 million. In November 2024, HEI transferred the first installment payment to GLST1, a wholly owned subsidiary created for the specific purpose of holding the first installment payment pursuant to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). On April 10, 2026, HEI and Hawaiian Electric paid the first $479 million of four equal annual installments and subsequently terminated GLST1 in June 2026. In the second quarter of 2026, the Utilities remeasured the remaining settlement liability at present value, resulting in an adjustment to the remaining settlement liability from $1.44 billion to $1.30 billion and recognized a reduction to expense of $154 million, net of accretion expense of $18 million for the three and six months ended June 30, 2026 (see Note 2 of the Condensed Consolidated Financial Statements). As of June 30, 2026, Hawaiian Electric classified $410 million as a current liability and $890 million as a noncurrent liability on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets.
The following table provides the components of available liquidity as of June 30, 2026. See “Liquidity and capital resources” in Hawaiian Electric’s MD&A below for components of its available liquidity under existing credit facilities as of June 30, 2026.

	As of June 30, 2026
(in millions)	Capacity	Outstanding	Undrawn
Electric utility
Total credit, excluding standing commitment letter with HEI[1]	$550	$—	$550
Total available credit - Electric utility			$550
All other
Unsecured revolving line of credit	$300	$—	$300
At-the-market program	250	—	250
Total available credit and other liquidity - All other	$550	$—	$550
Consolidated cash and cash equivalents			239
Total available liquidity			$1,339
1     Pursuant to an HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy which provides Hawaiian Electric a borrowing commitment of $75 million. Hawaiian Electric currently has no borrowings under this policy. See Note 5 of the Condensed Consolidated Financial Statements for a description of the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy.
Management believes with the Company’s cash and cash equivalents amount of $239 million as of June 30, 2026, the available capacity on Hawaiian Electric’s ABL Facility, HEI’s and Hawaiian Electric’s increased borrowing capacities of their unsecured lines of credit, and additional liquidity under HEI’s registered at-the-market offering program, the Company has adequate cash to meet its financial obligations and sustain operations in the short term.
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

Credit ratings. On April 21, 2026 and July 22, 2026, Moody’s and S&P, respectively, upgraded HEI’s credit ratings. As of July 31, 2026, the Fitch, Moody’s, and S&P ratings of HEI were as follows:

	Fitch		Moody’s		S&P
	From[1]	To	From[1]	To	From[1]	To
Long-term issuer default, long-term and issuer credit, respectively	B+	B+	Ba3	Ba2	B+	BB-
Short-term issuer default, commercial paper and commercial paper, respectively	B	B	NP	NP	B	B
Outlook	Positive	Positive	Positive	Stable	Watch Positive	Stable
1     As of December 31, 2025. In March 2026, S&P revised HEI’s outlook to “Positive” from “CreditWatch Positive” and affirmed the “B+” issuer credit rating.
NP - Not Prime.
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
The consolidated capital structure of HEI was as follows:

(dollars in millions)	June 30, 2026		December 31, 2025
Long-term debt, net, including current portion of long-term debt, net	$2,266	56%	$2,410	60%
Common stock equity	1,763	44	1,606	40
	$4,029	100%	$4,016	100%
HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of June 30, 2026.
See Note 5 of the Condensed Consolidated Financial Statements for a brief description of the Company’s loans.
There were no new issuances of common stock through the DRIP or the HEIRSP for the six months ended June 30, 2026 and 2025.
For the first six months of 2026, net cash used in operating activities of HEI consolidated was $350 million. Net cash used in investing activities for the same period was $240 million, primarily due to capital expenditures. Net cash used in financing activities for the same period was $151 million, primarily due to repayment of long-term debt.
Dividends.  The payout ratios for the first six months of 2026 and full year 2025 were nil. Each quarter, the HEI Board of Directors evaluates whether to declare a dividend and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, liquidity, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives. In August 2023, in consideration of the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter 2023 dividend, and has not declared a cash dividend since that time. This action was intended to allow the Company to provide additional liquidity and allocate resources to reducing wildfire risk and rebuilding and restoring power and help ensure a strong future for the Utilities. In May 2025, after a temporary suspension of Hawaiian Electric’s quarterly cash dividend to HEI that began with the second quarter 2024 dividend, the Hawaiian Electric Board of Directors approved a $10 million dividend for each quarter of 2025 and an $11 million dividend for each of the first and second quarters of 2026. This decision was made after considering several factors, including the continued progress of the Maui windstorm and wildfire settlement, the Utilities’ results of operations and the Utilities’ liquidity position.
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
For the second quarter of 2026, the Utilities generated net income of approximately $137.9 million compared to $39.2 million for the same quarter of 2025. See “Results of operations” below for variance explanations.
In the second quarter of 2026, kWh sales volume decreased 0.8% compared to the same period in 2025. The decrease is driven by cooler weather conditions.
The price of crude oil has increased 51.9% over the same quarter in the prior year. The Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum penalty/reward exposure annually). However, the Utilities expect cash flow impacts from the timing of the disbursements for fuel inventories and subsequent collection of accounts receivable, resulting in higher working capital requirements.
In June 2026, the Consumer Price Index (CPI) increased 3.5% over the last 12 months. In Hawaii, the May 2026 Urban Hawaii (Honolulu) CPI increased 5.1% over the last 12 months. Under the PBR Framework, inflation risk for the Utilities is partially mitigated by an Annual Revenue Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
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
Alternative re-basing. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements.
Affiliate transactions. In June 2025, the Utilities submitted a request with the PUC to terminate or indefinitely suspend all or specific provisions of the Affiliate Transaction Requirements (ATRs). On October 31, 2025, following a September 2025 PUC order providing guidance on topics to be addressed in such a request, HEI and Hawaiian Electric filed a revised request. Beginning in 2024 and continuing into 2026, HEI has embarked on a strategy to divest all of its affiliated companies other than the Utilities, with the intent for the Utilities to be HEI’s sole operating companies. In their filing, HEI and Hawaiian Electric described how termination or suspension of the ATRs would allow implementation of a corporate integration, under which all HEI employees would move to Hawaiian Electric, a few officer positions would manage and operate both HEI and Hawaiian Electric (dual-hatted executives), and the HEI and Hawaiian Electric boards of directors would be composed of a single set of individuals. On March 23, 2026, the PUC issued an order approving the indefinite suspension of the ATR provisions requested by HEI and Hawaiian Electric. The PUC’s approval is subject to specified commitments, including HEI’s divestment of all remaining Pacific Current and affiliated assets, a prohibition on pursuing new diversification activities, continued compliance with Hawaii Revised Statutes Section 269-19.5 governing affiliated interests, and ongoing cooperation with the PUC, including reporting obligations. Pursuant to those reporting requirements, HEI filed a report establishing a divestment timeline for remaining affiliate assets and is providing monthly progress reports to the PUC. The order also requires advance notice to the PUC and the Consumer Advocate prior to seeking any change in recovery of HEI-related expenses in future re-basing or rate proceedings. The PUC subsequently issued an order confirming that all ATR compliance filings and reporting are likewise suspended and closed the docket. HEI and Hawaiian Electric implemented the integration in June 2026.
System reliability. Since the August 2023 Maui windstorm and wildfires, the Utilities have developed a set of interim wildfire safety measures to mitigate the risk of wildfires in areas identified as having higher risk of wildfire in all service territories (Oahu, Maui County, and Hawaii Island). These interim measures represent actions the Utilities performed in 2024. On January 10, 2025, the Utilities filed their 2025-2027 Wildfire Mitigation Plan (WMP, also referred to as Wildfire Safety Strategy or WSS) with the PUC, which outlines their plans to reduce wildfire risk throughout their service territories over the three years, and was approved by the PUC on December 31, 2025. The PUC also directed the Utilities to provide a WMP update bi-annually. On April 13, 2026, the Utilities submitted their 2026-2027 WMP update to the PUC. The WMP update primarily reflects 1) maturation of the wildfire mitigation framework following the 2025-2027 WMP, 2) direct responses to the PUC’s areas of continuous improvement identified in a decision and order, and 3) other non-substantive revisions for clarity. These measures result in disruptions to service and negatively impact Transmission and Distribution (T&D) System Average Interruption Duration Index (SAIDI) and System Average Interruption Frequency Index (SAIFI). While the Utilities work to refine these measures over time to mitigate customer impacts, the Utilities are currently focused on taking immediate steps to keep island communities safe during extreme weather events. For a discussion regarding the launch of the Public Safety Power Shutoff program, see discussion below under “Wildfire safety measures.”
Hawaii Island has two generators out of service for extended maintenance, one of which is expected to return to service in the fourth quarter of 2026. While these units are unavailable for maintenance, during certain periods there may be reductions in generation reserve margins and failure of other generators, which could risk generation shortfalls.
For a discussion regarding the impact of the Maui windstorm and wildfires on the Utilities’ liquidity and capital resources, see discussion below under “Financial Condition–Liquidity and capital resources.”

RESULTS OF OPERATIONS

Three months ended June 30		Increase
2026	2025	(decrease)		(dollars in millions, except per barrel amounts)
$937	$742	$195		Revenues. Net increase largely due to:
			$136	higher fuel oil prices and higher kWh generated[1]
			53	higher purchased power energy cost and higher PPAC revenues, partially offset by lower kWh purchased[2]
			8	higher revenue from ARA
			1	higher MPIR/EPRM revenue
			(3)	lower fuel cost risk-sharing adjustment
337	211	126		Fuel oil expense[1]. Net increase largely due to higher fuel oil prices, higher kWh generated, and worse fuel efficiency
224	175	49
Purchased power expense[1,2]. Net increase largely due to higher purchased power energy cost, the addition of Stage 1 renewable projects, and the settlement of liquidated damages with IPPs in 2025, offset in part by lower kWh purchased

167	158	9		Operation and maintenance expenses. Net increase largely due to:
			11	higher generation and transmission and distribution operation and maintenance
			1	higher labor and employee benefits costs
			1	higher property and general liability insurance costs
			1	accrual for settlement administrative fees
			1	increase in workers’ compensation reserve
			1	higher storm response costs
			1	more generating facility overhauls performed
			1	amortization of EPRM cost recovery for the resilience program
			(10)	lower wildfire mitigation program costs expensed[3]
(162)	—	(162)
Wildfire tort-related claims. Decrease due to the remeasurement of the remaining wildfire tort-related settlement liability at present value and insurance recoveries (see Note 2 of the Condensed Consolidated Financial Statements)

154	134	20
Other expenses. Increase due to higher revenue taxes and higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

219	65	154
Operating income. Increase largely due to the remeasurement of the wildfire tort-related claims, higher revenue from ARA, offset in part by higher operation and maintenance expenses, lower fuel cost risk-sharing adjustment, and higher depreciation

183	50	133
Income before income taxes. Increase largely due to higher operating income, higher interest income earned, and higher AFUDC related to increased capital expenditures, partially offset by higher interest expense primarily due to the accretion related to the remeasurement of the remaining wildfire tort-related settlement liability at present value (see Note 2 of the Condensed Consolidated Financial Statements) and interest on the 2025 Notes started in September 2025

138	39	99		Net income for common stock. Increase due to higher income before income taxes. See below for effective tax rate explanation
2,015	2,032	(17)		Kilowatthour sales (millions)[4]
$145.67	$100.40	$45.27		Average fuel oil cost per barrel

Six months ended June 30		Increase
2026	2025	(decrease)		(dollars in millions, except per barrel amounts)
$1,681	$1,481	$200		Revenues. Net increase largely due to:
			$133	higher fuel oil prices and higher kWh generated[1]
			51	higher purchased power energy cost and higher PPAC revenues, partially offset by lower kWh purchased[2]
			15	higher revenue from ARA
			2	higher MPIR/EPRM revenue
			1	higher Demand-Side Management revenue
			1	higher Performance Incentive Mechanisms revenue
			(2)	lower fuel cost risk-sharing adjustment
574	449	125		Fuel oil expense[1]. Net increase due to higher fuel oil prices, higher kWh generated, and worse fuel efficiency
369	322	47
Purchased power expense[1,2]. Net increase largely due to higher purchased power energy cost, the addition of Stage 1 renewable projects, and the settlement of liquidated damages with IPPs in 2025, offset in part by lower kWh purchased

329	301	28		Operation and maintenance expenses. Net increase largely due to:
			18	higher generation and transmission and distribution operation and maintenance
			7	higher property and general liability insurance costs
			7	higher storm response costs
			3	higher labor and employee benefits costs
			1	increase in workers’ compensation reserve
			1	accrual for settlement administrative fees
			1	amortization of EPRM cost recovery for the resilience program
			1	higher demand response costs
			1	more generating facility overhauls performed
			(16)	lower wildfire mitigation program costs expensed[3]
(162)	—	(162)
Wildfire tort-related claims. Decrease due to the remeasurement of the remaining wildfire tort-related settlement liability at present value and insurance recoveries (see Note 2 of the Condensed Consolidated Financial Statements)

291	268	23
Other expenses. Increase due to higher revenue taxes and higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

281	140	141
Operating income. Increase largely due to the remeasurement of the wildfire tort-related claims, higher revenue from ARA, offset in part by higher operation and maintenance expenses, higher depreciation, and lower fuel cost risk-sharing adjustment

228	112	116
Income before income taxes. Increase largely due to higher operating income, higher interest income earned, and higher AFUDC related to increased capital expenditures, partially offset by higher interest expense primarily due to the accretion related to the remeasurement of the remaining wildfire tort-related settlement liability at present value (see Note 2 of the Condensed Consolidated Financial Statements) and interest on the 2025 Notes started in September 2025

173	87	86		Net income for common stock. Increase due to higher income before income taxes. See below for effective tax rate explanation
3,987	3,997	(10)		Kilowatt-hour sales (millions)[4]
$119.71	$102.56	$17.15		Average fuel oil cost per barrel
475,892	473,293	2,599		Customer accounts (end of period)
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
3 Starting in the fourth quarter of 2025, certain Wildfire Mitigation Plan costs were deferred and continued to be deferred in 2026.
4 kWh sales were slightly lower compared to the same quarter in prior year. The decrease in sales was attributed to cooler weather conditions.
The Utilities’ effective tax rates for the first six months of 2026 and 2025 were 24% and 21%, respectively. For the second quarters of 2026 and 2025, the Utilities’ effective tax rates were 25% and 21%, respectively. The higher effective tax rates for the first six months and second quarter of 2026, compared to the same periods in 2025, were primarily due to a discrete tax expense recognized in 2026 resulting from the remeasurement of the Utilities’ remaining wildfire tort-related settlement liability at present value.
Hawaiian Electric’s consolidated return on average common equity (ROACE) was 15.0% and 3.7% for the twelve months ended June 30, 2026 and 2025, respectively.
For more information of the Utilities’ incremental items related to the Maui windstorm and wildfires for the three and six months ended June 30, 2026 and 2025, see “Results of operations—Maui windstorm and wildfires related items, net” in HEI’s MD&A.
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
Wildfire safety measures. In January 2025, the Utilities developed and filed with the PUC a 2025-2027 Wildfire Mitigation Plan (WMP), which identifies risk mitigation strategies to perform over the next three years across their service territories. The measures, including wildfire risk analysis, implementation of the Public Safety Power Shutoff (PSPS) program, grid design changes, and system hardening, have been integrated into the 2025-2026 WMP. The strategies and actions include additional operational changes, grid hardening work, enhanced inspections and vegetation management, and risk modeling to inform and prioritize hardening work and operational actions. On December 31, 2025, the PUC approved the Utilities’ 2025-2027 WMP. The PUC also directed the Utilities to provide a WMP update bi-annually. On April 13, 2026, the Utilities submitted their 2026-2027 WMP update to the PUC. On June 25, 2026, the PUC approved the Utilities’ request for Exceptional Project Recovery Mechanism (EPRM) cost recovery estimated at $350 million. See also “Utility projects” in Note 4 of the Condensed Consolidated Financial Statements.
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
Hawaiian Electric has also committed to achieving net zero carbon emissions from power generation by 2045 or sooner. While the timing of the Utilities’ carbon reduction goals will be impacted by federal policies, key elements of the 2030 plan have already been completed or remain on track to be completed by 2030, including the closure of AES Hawaii, Inc., the State’s last coal-fired IPP plant, increasing rooftop solar capacity by more than 50% over 2021 levels, retiring six fossil fuel generating units, increasing grid-scale and customer-owned storage, expanding geothermal resources, and creating customer incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night. The retirement of fossil-fueled generating units is consistent with state policy and supported by Hawaii state law.
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
The Hawaii State Energy Office’s Alternative Fuel, Repowering and Energy Transition Study (Alternative Fuel Study) expresses concern about the speed of the transition to renewable energy and cites to the continued reliance on imported oil as a driver of high bills and intense carbon emissions. The report makes a case for the use of liquefied natural gas on Oahu to replace low sulfur fuel oil during the transition to 100% renewable energy, and names several entities as potential investors that could help speed the transition. On October 6, 2025, the Office of the Governor of the State of Hawaii, JERA Co., Inc. (JERA Co.), Japan’s largest power producer, and its U.S. subsidiary, JERA Americas Inc. (JERA Americas), signed a non-binding Strategic Partnering Agreement that establishes a framework for long-term collaboration to support Hawaii’s decarbonization goals and energy transition. The Strategic Partnering Agreement supports the implementation of the Hawaii State Energy Office’s Alternative Fuel Study to pursue fuel diversification, including liquified natural gas, to reduce near-term reliance on oil. On March 17, 2026, JERA Co. provided a proposal to the State of Hawaii to modernize Oahu’s energy system to accelerate the replacement of oil-fired generation with new energy assets, including an approximately 500-MW hybrid combined-cycle and simple-cycle power facility supported by offshore liquefied natural gas import infrastructure. On July 17, 2026, JERA Americas filed a notice of intent with the PUC to file a Certificate of Public Convenience and Necessity (CPCN) for the development, ownership, and operation of a new, proposed regulated power generation company (GenCo) and associated utility-scale generation facilities on Oahu totaling 500 MW. JERA Americas intends to file the CPCN application in the first quarter of 2027. JERA Americas’ proposal is not intended to replace Hawaiian Electric’s role as the retail utility, system operator, and continued ownership and operation of existing generation resources, but is intended to provide regulated wholesale generation service within the existing integrated electric system. Hawaiian Electric believes that any significant new generation resource serving Oahu customers should be evaluated through a transparent, competitive procurement process designed to ensure that customers receive the best overall value and that all qualified market participants have an opportunity to compete. Hawaiian Electric believes that competition, together with oversight by the PUC and input from all stakeholders pursuant to the State's competitive bidding framework, provides an effective mechanism to evaluate project costs, reliability benefits, operational characteristics, commercial viability, and customer impacts. Accordingly, on July 17, 2026, Hawaiian Electric filed a request with the PUC to open a new proceeding and establish an expedited process for approval of a request for proposals (RFP) for approximately 500 MW of fuel-flexible firm generation capacity on Oahu. Hawaiian Electric proposed that the RFP be administered concurrently with its Integrated Grid Planning (IGP) procurement process and that proposals received through the respective procurements be evaluated through a single integrated portfolio assessment to identify the resources that provide the greatest overall benefit to customers. On August 5, 2026 the PUC issued a letter responding to the Utilities’ July 17 request, with the PUC noting that a demonstration of need for the additional 500 MW of fuel‑flexible firm generation would be required, and without demonstrating need, it is not reasonable and in the public interest to open a docket or otherwise expedite review and approval of Hawaiian Electric’s Firm RFP request at this time. The timing, scope, and outcome of the PUC's consideration of any future proceeding relating to JERA Americas’ proposed CPCN application, remain uncertain.
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
The Utilities have made significant progress on the path to clean energy and have been successful in achieving RPS goals. To date, the Utilities have met all of the statutory RPS goals, including exceeding the latest milestone RPS target of 30% for 2020, where it achieved an RPS of 34.5%. The Utilities expect to continue to meet the RPS milestones under the amended RPS law. See “Developments in renewable energy efforts” below.
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
The IGP process utilizes an inclusive and transparent stakeholder engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The first cycle of the IGP was accepted by the PUC on March 7, 2024, and is the culmination of more than five years of partnership with stakeholders and community members across the islands. Together, they forecasted future energy needs and identified strategies to meet Hawaii’s growing energy demand with 100% renewable resources. The Integrated Grid Plan proposes actionable steps to decarbonize the electric grid on the State of Hawaii’s timeline, with a flexible framework that can adapt to future technologies. On January 2, 2026, the PUC opened the Second Cycle of the Integrated Grid Plan to continue to plan for future resources needed on the Utilities’ systems.
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
In 2022, the Utilities were approved to expand the Energy Demand Response Program (EDRP) on the islands of Maui and Oahu, which provides approximately 8 MW and 43 MW on Maui and Oahu, respectively. The PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge.
During the time that EDRP was available, Bring Your Own Device Level 1 was launched on April 1, 2025, to succeed EDRP, which closed on July 1, 2024, on Oahu. The Bring Your Own Device Level 1 later evolved into Bring Your Own Device Plus, which began on May 15, 2025. Enrollment for the Bring Your Own Device Plus program will be available until total enrolled program capacity reaches 50 MW statewide, 3 MW of which is currently provided statewide.
Grid modernization. The overall goal of the Grid Modernization Strategy (GMS) is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater resiliency, reliability, distributed energy resources and renewable energy integration.
The Utilities filed their initial application with the PUC on September 30, 2019 for an Advanced Distribution Management System as part of Phase 2 of their GMS implementation. However, as the Utilities were unsuccessful in securing Infrastructure Investment and Jobs Act federal funding in 2024, the Utilities are currently re-scoping GMS Phase 2 and plan to file another updated and supplemented PUC application for updated project costs in the third quarter of 2026.
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
On July 29, 2026, the PUC issued an order providing guidance on the proposed Track A retail wheeling program and addressing procedural matters. The order established an Oahu-only Retail Wheeling Pilot Program framework intended to satisfy Act 266 by January 1, 2027, and directed the Utilities to file an updated Track A proposal, draft tariff, and proposed pilot framework by August 19, 2026. The updated proposal must address, among other things, cost allocation, customer protections, technical standards, reporting requirements, and considerations for future program enhancements and expansion. The PUC directed the Utilities to include an Oahu-only pilot proposal, with a recommended two- to five-year duration, a plan for data collection and reporting on billing impacts, lost utility revenues and developer profits, opportunities for stakeholder feedback, annual performance monitoring, and recommendations for future expansion. In addition, the order provided staff guidance that the updated proposal should address refinements to the application and interconnection processes, a draft wheeling agreement and consumer protection disclosures, necessary revisions to Rule 14H and interconnection requirements, wheeling fee and administrative metering fee methodologies, curtailment clarification, and sample bill credit and wheeling fee calculations. The PUC further adopted a statement of issues for Track A focused on whether the updated proposal and draft tariff comply with Act 266, and whether the proposed application process, technical standards, pricing mechanism, proposed allocation of wheeling costs, and proposed pilot framework are reasonable and in the public interest. The order also adopted a supplemental Track A procedural schedule to govern the remainder of Track A unless otherwise ordered by the PUC.
Regulatory proceedings. On December 23, 2020, the PBR D&O was issued, establishing the PBR Framework. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. On July 17,2026, the Utilities filed their application for approval of their re-basing proposal. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements for a discussion of re-basing, PBR Framework and decoupling.
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
On August 31, 2023, the PUC issued an order temporarily suspending the Earnings Sharing Mechanism (ESM) until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. In accordance with the order, the ESM remains suspended and there is no earnings sharing adjustment for 2026 as of June 30, 2026.

Actual and PUC-allowed returns, as of June 30, 2026, were as follows:

Ratio (%)	Rate-making Return on rate base (RORB)[1]			Book ROACE[2]			Rate-making ROACE[3]
Twelve months ended June 30, 2026	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.65	6.50	4.04	22.07	11.61	5.28	9.15	7.67	3.05
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	0.28	(1.02)	(3.39)	12.57	2.11	(4.22)	(0.35)	(1.83)	(6.45)
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
The gap between PUC-allowed ROACEs and the ROACEs achieved is generally due to the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), and depreciation, other operation and maintenance (O&M) expense and return on rate base that are in excess of what is currently being recovered through rates (the last rate case plus authorized Rate Adjustment Mechanism revenue and ARA revenues). Maui Electric's returns are lower than authorized levels due to higher sustained maintenance and investments than what is recovered in current rates.
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
New renewable PPAs.
•Under a request for proposal process governed by the PUC and monitored by independent observers, the Utilities issued Stage 2 Renewable Request for Proposals (RFPs) for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Of the 11 PPAs filed by the Utilities, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. The Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC approved all three amendments. To date, two Stage 2 projects have reached commercial operations. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. Separately, the PUC approved the Utilities’ Waena Battery Energy Storage System project under Stage 2. See “Utility projects” in Note 4 of the Condensed Consolidated Financial Statements.
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

Tariffed renewable resources.
•As of June 30, 2026, there were approximately 746 MW, 159 MW, and 165 MW of installed distributed renewable solar energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus, Interim Smart Export, Smart Distributed Energy Resources — Export, Smart Distributed Energy Resources — Non-Export, and Community-Based Renewable Energy. As of June 30, 2026, an estimated 45% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 25% of the Utilities’ total customers have solar systems.
•The Utilities’ feed-in tariff program is designed to encourage the addition of more renewable energy projects in Hawaii. As of June 30, 2026, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•On August 23, 2024, the Utilities issued an RFP for biodiesel fuel supply commencing February 1, 2026. Proposals were due on September 30, 2024, and the Utilities have completed negotiations with two suppliers and submitted an application to the PUC on April 3, 2025. On June 2, 2025, the Utilities and Pacific Biodiesel Technologies, LLC (PBT) signed an agreement for supply of biodiesel commencing February 1, 2026, which was approved by the PUC on January 14, 2026. On May 18, 2026, the Utilities and Par Hawaii Refining, LLC (PAR Hawaii) signed an agreement for supply of renewable diesel, which will become effective upon PUC approval.
•Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2027.
•Hawaiian Electric has a contingency supply contract with REG Marketing & Logistics Group, LLC to also supply biodiesel to any generating unit on Oahu in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2027 and will continue with no volume purchase requirements.
Requests for renewable proposals, expressions of interest, and information.
•The Hawaii Island Stage 3 RFP, seeking 65 MW of renewable firm capacity and 325 gigawatt-hours (GWh) of renewable dispatchable energy annually, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023. On March 11, 2026, the Utilities filed an amended and restated contract for a firm generation project on Oahu, and the PUC unsuspended the docket on March 25, 2026. On May 21, 2026, a contract for renewable dispatchable energy on Maui was executed and subsequently filed with the PUC for approval on May 29, 2026. Also, on May 29, 2026, the Utilities filed an amended and restated contract for one solar-plus project on Hawaii Island. In May 2026, the PUC approved one solar-plus project on Oahu, and in June 2026, the PUC approved one solar-plus project on Oahu and one solar-plus project on Maui. Negotiations for the remaining projects are ongoing.
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
•On August 19, 2024, the PUC opened a docket for the Utilities’ Integrated Grid Planning RFP (IGP RFP). On August 26, 2024, the Utilities filed their draft IGP RFP for Oahu and Hawaii Island. The Oahu portion of the IGP RFP seeks 750 GWh per year of energy and 350 MW of grid forming resources by November 1, 2030, and 81 MW of renewable firm capacity by December 2033. The Hawaii Island portion of the IGP RFP seeks 435 GWh per year of energy and 115 MW of grid forming resources by November 1, 2030, and 30 MW of renewable firm capacity by December 2032. On August 18, 2025, the Utilities filed a request with the PUC for approval to not offer utility-owned sites to other potential bidders. On September 9, 2025, the Consumer Advocate filed a response indicating it did not object to the Utilities’ request and a party to the docket filed a response requesting that the PUC consider the broader market impacts that limiting available sites would have on the available interconnection capacity and market competitiveness. On December 12, 2025, and on February 6, 2026, the Utilities filed their responses to additional PUC information requests. On June 17, 2026, the PUC approved the IGP RFP with minor modifications. The Utilities filed their final IGP RFP on July 17, 2026, and anticipate issuing the RFP in August 2026. On July 17, 2026, the Utilities also filed a letter requesting the PUC open a new proceeding for 500 MW of fuel-flexible firm generation on Oahu with an expedited timeline that would allow for issuance of the RFP by the end of 2026. The Utilities stated that a transparent, competitive RFP process supports customer affordability considerations and could accommodate technologies that may not fit within the framework of the ongoing IGP RFP process. On August 5, 2026 the PUC issued a letter responding to the Utilities’ July 17 request, with the PUC noting that a demonstration of need for the additional 500 MW of fuel‑flexible firm generation would be required, and without demonstrating need, it is not reasonable and in the public interest to open a docket or otherwise expedite review and approval of Hawaiian Electric’s Firm RFP request at this time.
Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 4 of the Condensed Consolidated Financial Statements.
Legislation. On June 6, 2025, Act 191 was signed into law, which allows the State to “step-in” for the Utilities in the case of utility financial distress, ensuring project owners receive payment, addressing concerns of some independent power producers’ ability to procure low-cost financing for new renewable energy and storage projects due to the Utilities’ credit ratings. The Utilities are working with the State to implement Act 191 and anticipate that a Master Agency Agreement and Step-In Agreements for certain power purchase agreements will be executed shortly. On July 1, 2025, Act 258 was signed into law, which directs the PUC to study the viability of a wildfire relief fund, establish an aggregate liability cap on economic damages from future wildfires and authorizes securitization to finance wildfire safety and resilience infrastructure improvements. On July 8, 2025, Act 301 was signed into law, which appropriates funds to address the State of Hawaii’s share in the settlement of claims related to the Maui wildfire and windstorm tort litigation settlement. Act 258 is expected to help support the Utilities’ financial stability to move forward, while Act 301 provides a resolution to those affected by the Maui windstorm and wildfires and provides assurance for a global settlement to move forward. Act 191 supports the Utilities’ ability to procure energy and gives IPP’s assurance to bid on projects in order to provide customers and communities with safe, reliable and affordable clean energy.
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
Trade policies. In February 2026, the U.S. Supreme Court ruled against previously imposed across-the-board tariffs under the International Emergency Economic Powers Act. In response, the federal administration is reconstructing its trade policies. The impact on the Utilities from trade policies imposed by the U.S. or its trading partners remains uncertain at this time. The Utilities estimated that majority of the Utilities’ capital goods were purchased domestically at this time. However, the Utilities and their independent power producers procure capital goods that flow through global supply chains and may include raw materials, sub-components, or components sourced or assembled outside the U.S. Utility capital costs and the cost of power procured from independent power producers may increase due to new trade policies and changes in trade policy from the U.S. and its trading partners, based on the amount of foreign content of capital goods. It is also possible that trade policies could impact commodities and raw materials costs, leading to inflation of utility capital costs indirectly through the broader supply chain. Utility-scale battery projects planned by both Hawaiian Electric and independent power producers may see significant cost increases or supply chain challenges, as the majority of battery components are currently manufactured in, or have significant supply chain exposure to, the People’s Republic of China. The Utilities continue to assess the potential impact of evolving trade policies.
Federal grant. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy that their climate adaption transmission and distribution resilience program application for $95 million in federal funds was officially awarded. On July 16, 2026, the Utilities received a notification of an award modification from the DOE that updated certain terms and conditions including the removal of the scope related to community benefits plans and the associated funding for those deliverables. As a result, the federal share total was reduced from $95 million to $92.6 million. See “Utility projects” in Note 4 of the Condensed Consolidated Financial Statements for additional discussions. There is no assurance that the federal government will reimburse in a timely manner or may dispute reimbursement.
Fuel contracts. On June 30, 2021, the Utilities issued two RFPs for all fuels for supply commencing January 1, 2023. On February 1, 2022, the Utilities and PAR Hawaii entered into a fuel supply contract (Supply Agreement) commencing January 1, 2023, which was approved by the PUC on December 1, 2022. On August 14, 2024, the Utilities entered into a second amendment of the Supply Agreement. The second amendment extends the term of the Supply Agreement by additional three years and creates savings in fuel costs. The second amendment became effective on June 18, 2025, upon the issuance of the PUC’s final decision and order.
On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, PAR Hawaii announced that it was suspending all purchases of Russian crude oil, which accounted for at least 25% of Hawaii’s supply. To help ensure adequate fuel supply, the Utilities entered into a backup fuel supply contract with Vitol Inc. (Vitol), effective December 1, 2022 through June 30, 2023, with annual extensions if mutually agreed by both parties. The fuel supply contract has been extended through June 30, 2027. On December 1, 2022, the PUC issued a final decision and order approving the Vitol backup fuels supply contract, and costs incurred under the contract are recovered through the Utilities’ respective ECRCs.
FINANCIAL CONDITION
Liquidity and capital resources. HEI’s and the Utilities’ future results of operations involve significant risks and uncertainties. Factors that could affect HEI’s and the Utilities’ future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation. On April 10, 2026, the final condition to payment under the Settlement Agreements was satisfied when the December 30, 2025 judgment obtained by HEI and Hawaiian Electric on the subrogation claims brought by insurers became final and unappealable. Accordingly, on April 10, 2026, HEI and Hawaiian Electric paid the first of four equal annual $479 million installments. See Note 2 of the Condensed Consolidated Financial Statements for additional information.
The price of crude oil has increased 51.9% over the same quarter in the prior year, which has moderately impacted the Utilities’ liquidity. The Utilities have a fuel pass-through mechanism with limited fuel cost-risk sharing. However, the Utilities expect cash flow impacts from the timing of the disbursements for fuel inventories and subsequent collection of accounts receivable, resulting in higher working capital requirements.
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
The following table provides the components of Hawaiian Electric’s available liquidity under existing facilities.

	As of June 30, 2026
(in millions)	Capacity	Outstanding	Undrawn
Unsecured revolving line of credit	$300	$—	$300
ABL Facility	250	—	250
Borrowing from HEI - standing commitment letter	75	—	75
Total credit	$625	$—	$625

Cash and cash equivalents			186
Total available liquidity from cash and under existing facilities			$811
As of June 30, 2026, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric in the amount of nil and $28.5 million, respectively, and had long-term intercompany loans from Hawaiian Electric in the amount of $25 million and $90 million, respectively.
See Note 5 of the Condensed Consolidated Financial Statements for a brief description of Hawaiian Electric’s loans.
Management believes that HEI’s and the Utilities’ current cash and cash equivalents balances, as of June 30, 2026, amounting to $52.3 million and $186.3 million, respectively, the available capacity on Hawaiian Electric’s ABL Facility and revolving line of credit (see Note 5 of the Condensed Consolidated Financial Statements), and the additional liquidity from HEI’s at-the-market offering program, provide sufficient liquidity to fund operations and satisfy their other obligations for the short term.
As of June 30, 2026, the Utilities are in compliance with all applicable financial covenants and expect to continue to be in compliance with all the financial covenants in the next 12 months. The Utilities’ liquidity has improved, but continues to be impacted from the downgrades of their credit ratings, which result in higher credit spreads compared to investment grade credit spreads. However, the Utilities cannot predict the future effects on the Utilities’ ability to access additional capital or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
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

Credit ratings. On April 21, 2026 and July 22, 2026, Moody’s and S&P, respectively, upgraded the credit ratings of Hawaiian Electric. As of July 31, 2026, the Fitch, Moody’s, and S&P ratings of Hawaiian Electric were as follows:

	Fitch		Moody’s		S&P
	From[1]	To	From[1]	To	From[1]	To
Long-term issuer default, long-term and issuer credit, respectively	BB-	BB-	Ba2	Ba1	B+	BB-
Short-term issuer default, commercial paper and commercial paper, respectively	B	B	NP	NP	B	B
Senior unsecured debt/special purpose revenue bonds	BB	BB	Ba2	Ba1	*	*
Cumulative preferred stock (selected series)	*	*	WR2	WR2	*	*
Outlook	Positive	Positive	Positive	Stable	Watch Positive	Stable
1     As of December 31, 2025. In March 2026, S&P revised Hawaiian Electric’s outlook to “Positive” from “CreditWatch Positive” and reaffirmed the “B+” issuer credit rating.
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
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. The ABL Facility was approved by the PUC, became effective on July 24, 2024 and will expire on July 24, 2027. As of June 30, 2026, total available capacity under the ABL Facility was $250 million and remains undrawn.
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
On November 3, 2025, Hawaiian Electric made long-term intercompany loans to Hawaii Electric Light and Maui Electric in the amount of $25 million and $90 million, respectively. The interest rate and term of the loans are the same as Hawaiian Electric’s 2025 Notes. The long-term intercompany loans are eliminated in the total consolidated Hawaiian Electric amounts. See summary table below for remaining authorized amounts as of June 30, 2026 for each respective utility.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2025 through 2027	$900	$115	$150
Less: taxable debt executed on September 18, 2025/ long-term intercompany loans	500	25	90
Remaining authorized amounts	$400	$90	$60
As of June 30, 2026, the Utilities have $2.06 billion of long-term debt, of which nil is due or expected to be repaid within 12 months.

Equity. On October 28, 2025, the Utilities received PUC approval to issue and sell each utility’s common stock over a three-year period from January 1, 2025 through December 31, 2027 (Hawaiian Electric sale/s to HEI of up to $210 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $70 million, and Maui Electric sale/s to Hawaiian Electric of up to $145 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric. As of June 30, 2026, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $210 million, $70 million, and $79 million, respectively, of remaining common stock authorization.
Cash flows. The following table reflects the changes in cash flows for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	Six months ended June 30
(in thousands)	2026	2025	Change
Net cash provided by operating activities	$91,493	$216,246	$(124,753)
Net cash used in investing activities	(239,697)	(154,799)	(84,898)
Net cash used in financing activities	(151,757)	(139,166)	(12,591)
Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by higher cash paid for fuel oil stock, and higher customer bills due to higher fuel oil prices.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash used in financing activities. The increase in net cash used in financing activities was largely driven by higher dividend paid.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2026		December 31, 2025
Long-term debt, net, including current portion of long-term debt, net	$2,058	52%	$2,183	58%
Common stock equity	1,866	48	1,583	42
	$3,925	100%	$3,766	100%
Note: Columns may not foot due to rounding.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in HEI’s and Hawaiian Electric’s exposure to market risk during the quarter ended June 30, 2026. For discussion of our exposure to market risk, see page 62 included in Part II. Item 7A. of HEI’s and Hawaiian Electric’s 2025 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of HEI common shares were made on the open market during the second quarter of 2026 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period[1]	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2026	17,643	$15.12	—	NA
May 1 to 31, 2026	19,077	$14.28	—	NA
June 1 to 30, 2026	18,027	$13.29	—	NA
NA - Not applicable.
1     Trades (total number of shares purchased) are reflected in the month in which the order is placed.
2    The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) and the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP and the HEIRSP. Of the “Total number of shares purchased,” 5,642 of the 17,643 shares, 4,598 of the 19,077 shares and 4,331 of the 18,027 shares were purchased for the DRIP; the remaining shares were purchased for the HEIRSP. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of HEI or Hawaiian Electric (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
Effective August 5, 2026, the Boards of Directors of the Company and Hawaiian Electric approved the amendment and restatement of the Company’s and Hawaiian Electric’s bylaws, respectively (in each case, as so amended and restated, the “Amended Bylaws”).
The Amended Bylaws establish the office of chief executive officer (CEO), and substitute the CEO for the president with respect to certain authority and responsibilities previously vested in the president, including with respect to certain matters related to the conduct of shareholder meetings (Article II, Sections 2 and 3; Article III, Sections 2 and 5; Article IV) and the appointment, removal and determination of the duties and compensation of subordinate officers (Articles V-XV).
In addition, the Amended Bylaws make conforming and clarifying changes reflecting the establishment of the CEO position and the allocation of authority among the Company's officers.
The foregoing summary is qualified in its entirety by reference to the full text of the Amended Bylaws, copies of which are included as Exhibit 3.1 and Exhibit 3.2 to this report and incorporated by reference herein.

Item 6. Exhibits

HEI Exhibit 3.1	HEI’s Amended and Restated Bylaws effective August 5, 2026.

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 3.2	Hawaiian Electric’s Amended and Restated Bylaws effective August 5, 2026.

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Scott W. H. Seu
	Scott W. H. Seu		Scott W. H. Seu
	Chief Executive Officer		Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Paul K. Ito	By	/s/ Paul K. Ito
	Paul K. Ito		Paul K. Ito
	Senior Vice President and		Senior Vice President,
	Chief Financial Officer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: August 7, 2026		Date: August 7, 2026