Form 10-Q
period 2026-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2026-11-06
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 30, 2026
Hawaiian Electric Industries, Inc. (Without Par Value)	172,728,004	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2026

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2026 and 2025
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2026 and 2025
3		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2026 and December 31, 2025
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and nine months ended September 30, 2026 and 2025
5		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2026 and 2025
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2026 and 2025
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2026 and 2025
7		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2026 and December 31, 2025
9		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and nine months ended September 30, 2026 and 2025
10		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2026 and 2025
11		Notes to Condensed Consolidated Financial Statements (unaudited)
48	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
48		HEI consolidated
54		Electric utility
70	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
71	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
72	Item 1.	Legal Proceedings
72	Item 1A.	Risk Factors
72	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
73	Item 5.	Other Information
74	Item 6.	Exhibits
75	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2026
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

Hamakua Holdings	Hamakua Holdings, LLC, previously a direct subsidiary of Pacific Current and parent company of Hamakua Energy, LLC and HAESP, LLC. On March 10, 2025, Hamakua Holdings, LLC was sold.
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, Renewable Hawaii, Inc. and HE AR INTER LLC
HE AR BRWR	HE AR BRWR LLC, a direct subsidiary of HE AR INTER LLC
HE AR INTER	HE AR INTER LLC, a direct subsidiary of Hawaiian Electric Company, Inc. and parent company of HE AR BRWR LLC
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
IPP	Independent power producer
Kaʻieʻie Waho	Kaʻieʻie Waho Company, LLC, a former subsidiary of Pacific Current

GLOSSARY OF TERMS, continued

Terms	Definitions
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a former subsidiary of Pacific Current
Moody’s	Moody’s Ratings
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MW	Megawatt/s (as applicable)
O&M	Operation and maintenance
OPEB	Postretirement benefits other than pension
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

PC Holdco	Pacific Current, Solar and Storage Holding Company, LLC, a wholly owned subsidiary of Pacific Current and previously the parent company of PC Opco. On August 1, 2025, PC Opco was sold.
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Electric utility	$1,007,104	$787,428	$2,688,008	$2,268,276
Other	1,606	3,182	6,852	12,796
Total revenues	1,008,710	790,610	2,694,860	2,281,072
Expenses
Electric utility (includes $154 million benefit for the tort settlement remeasurement recorded in nine months ended September 30, 2026) (Note 2)	958,931	724,635	2,358,738	2,065,002
Other	8,562	13,929	37,314	47,857
Total expenses	967,493	738,564	2,396,052	2,112,859
Operating income (loss)
Electric utility	48,173	62,793	329,270	203,274
Other	(6,956)	(10,747)	(30,462)	(35,061)
Total operating income	41,217	52,046	298,808	168,213
Retirement defined benefits credit—other than service costs	711	817	2,469	2,653
Interest expense, net (Note 2)	(47,726)	(26,211)	(127,237)	(87,679)
Allowance for borrowed funds used during construction	2,493	1,500	6,195	4,379
Allowance for equity funds used during construction	5,564	3,821	13,715	11,108
Interest and dividend income	3,804	6,960	19,083	27,162
Gain on sale of investment and net unrealized gain on investment measured at fair value	64,146	—	64,146	—
Gain (loss) on sale of subsidiaries and impairment losses on subsidiary assets sold and assets formerly classified as held for sale	(50,736)	1,013	(54,452)	(12,376)
Income before income taxes	19,473	39,946	222,727	113,460
Income taxes	(15,977)	8,728	33,627	28,540
Net income	35,450	31,218	189,100	84,920
Preferred stock dividends of subsidiaries	—	471	—	1,417
Net income for common stock	$35,450	$30,747	$189,100	$83,503
Basic earnings per common share	$0.21	$0.18	$1.10	$0.48
Diluted earnings per common share	$0.20	$0.18	$1.09	$0.48
Weighted-average number of common shares outstanding	172,728	172,617	172,664	172,531
Net effect of potentially dilutive shares (share-based compensation programs)	780	299	914	408
Weighted-average shares assuming dilution	173,508	172,916	173,578	172,939
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2026	2025	2026	2025
Net income for common stock	$35,450	$30,747	$189,100	$83,503
Other comprehensive loss, net of taxes:
Derivatives qualified as cash flow hedges:
Unrealized interest rate hedging gains (losses), net of taxes of nil, $46, nil and $(169), respectively	—	131	—	(489)
Reclassification adjustment to net income, net of taxes of $(19), $(304), $(56) and $(339), respectively	(54)	(877)	(160)	(977)
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(154), $(187), $(471) and $(538), respectively	(442)	(540)	(1,357)	(1,553)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes of $165, $192, $468 and $527, respectively	476	552	1,348	1,519
Other comprehensive loss, net of taxes	(20)	(734)	(169)	(1,500)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$35,430	$30,013	$188,931	$82,003
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$224,208	$501,778
Restricted cash	218	478,968
Accounts receivable and unbilled revenues, net	527,672	491,526
Regulatory assets	68,684	50,039
Other	477,022	305,999
Assets held for sale	—	56,266
Total current assets	1,297,804	1,884,576
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $3,679,581 and $3,518,501 at September 30, 2026 and December 31, 2025, respectively	6,493,269	6,188,372
Operating lease right-of-use assets	43,992	56,604
Regulatory assets	284,825	258,076
Defined benefit pension and other postretirement benefit plans asset	222,937	219,211
Other	201,755	316,040
Total noncurrent assets	7,246,778	7,038,303
Total assets	$8,544,582	$8,922,879
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$353,082	$219,062
Interest and dividends payable	47,716	31,458
Current portion of long-term debt, net	14,370	124,959
Regulatory liabilities	56,138	51,997
Wildfire related claims	423,275	530,000
Other	420,202	410,458
Liabilities held for sale	—	59,803
Total current liabilities	1,314,783	1,427,737
Noncurrent liabilities:
Long-term debt, net	2,298,264	2,285,016
Operating lease liabilities	39,499	43,278
Finance lease liabilities	496,613	505,590
Regulatory liabilities	1,437,117	1,392,147
Defined benefit pension liability	23,570	23,656
Wildfire tort-related claims	902,578	1,436,250
Other	230,312	203,286
Total noncurrent liabilities	5,427,953	5,889,223
Total liabilities	6,742,736	7,316,960
Commitments and contingencies (Notes 2 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding: 172,728,004 shares and 172,620,476 shares at September 30, 2026 and December 31, 2025, respectively	2,275,183	2,268,187
Retained earnings (deficit)	(476,506)	(665,606)
Accumulated other comprehensive income, net of taxes	3,169	3,338
Total shareholders’ equity	1,801,846	1,605,919
Total liabilities and shareholders’ equity	$8,544,582	$8,922,879
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained earnings (deficit)	Accumulated other comprehensive income
(in thousands)	Shares	Amount			Total
Balance, December 31, 2025	172,620	$2,268,187	$(665,606)	$3,338	$1,605,919
Net income for common stock	—	—	30,450	—	30,450
Other comprehensive loss, net of taxes	—	—	—	(74)	(74)
Share-based expenses and other, net	16	1,074	—	—	1,074
Balance, March 31, 2026	172,636	2,269,261	(635,156)	3,264	1,637,369
Net income for common stock	—	—	123,200	—	123,200
Other comprehensive loss, net of taxes	—	—	—	(75)	(75)
Share-based expenses and other, net	92	2,393	—	—	2,393
Balance, June 30, 2026	172,728	2,271,654	(511,956)	3,189	1,762,887
Net income for common stock	—	—	35,450	—	35,450
Other comprehensive loss, net of taxes	—	—	—	(20)	(20)
Share-based expenses and other, net	—	3,529	—	—	3,529
Balance, September 30, 2026	172,728	$2,275,183	$(476,506)	$3,169	$1,801,846
Balance, December 31, 2024	172,466	$2,264,544	$(788,916)	$3,461	$1,479,089
Net income for common stock	—	—	26,671	—	26,671
Other comprehensive loss, net of taxes	—	—	—	(460)	(460)
Share-based expenses and other, net	28	576	—	—	576
Balance, March 31, 2025	172,494	2,265,120	(762,245)	3,001	1,505,876
Net income for common stock	—	—	26,085	—	26,085
Other comprehensive loss, net of taxes	—	—	—	(306)	(306)
Share-based expenses and other, net	118	2,777	—	—	2,777
Balance, June 30, 2025	172,612	2,267,897	(736,160)	2,695	1,534,432
Net income for common stock	—	—	30,747	—	30,747
Other comprehensive loss, net of taxes	—	—	—	(734)	(734)
Share-based expenses and other, net	8	(609)	—	—	(609)
Balance, September 30, 2025	172,620	$2,267,288	$(705,413)	$1,961	$1,563,836
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$189,100	$84,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	199,598	195,891
Other amortization	26,246	30,732
Gain on sale of ASB investment	(18,296)	—
Unrealized gain on remaining investment in ASB	(45,850)	—
Loss on sale of subsidiaries and impairment loss on assets sold and assets previously classified as held for sale	54,452	12,376
Deferred income taxes	56,433	(13,333)
Share-based compensation expense	7,344	2,922
Allowance for equity funds used during construction	(13,715)	(11,108)
Other	(7,330)	(4,528)
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(98,590)	(54,014)
Increase in fuel oil stock	(52,619)	(13,200)
Increase in materials and supplies	(10,953)	(14,412)
Decrease (increase) in regulatory assets	(26,146)	2,839
Increase in regulatory liabilities	36,203	65,674
Increase in accounts, interest and dividends payable	112,713	3,372
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(3,211)	(15,761)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(5,821)	(4,263)
Settlement payments	(518,750)	—
Increase (decrease) in wildfire-related claims	(118,147)	47,750
Change in other assets and liabilities	6,329	(31,189)
Net cash provided by (used in) operating activities	(231,010)	284,668
Cash flows from investing activities
Proceeds from sale of subsidiaries	—	13,781
Proceeds from sale of assets	33,889	—
Capital expenditures	(399,447)	(255,450)
Other, net	2,286	4,316
Net cash used in investing activities	(363,272)	(237,353)
Cash flows from financing activities
Repayment of short-term debt	—	(50,000)
Proceeds from issuance of long-term debt	—	500,000
Repayment of long-term debt	(150,760)	(694,475)
Withheld shares for employee taxes on vested share-based compensation	(128)	(178)
Preferred stock dividends of subsidiaries	—	(1,417)
Other	(11,150)	(16,887)
Net cash used in financing activities	(162,038)	(262,957)
Net decrease in cash, cash equivalents and restricted cash	(756,320)	(215,642)
Cash, cash equivalents and restricted cash, beginning of period	980,746	1,242,852
Cash, cash equivalents and restricted cash, end of period	224,426	1,027,210
Less: Restricted cash	(218)	(478,968)
Cash and cash equivalents, end of period	$224,208	$548,242
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2026	2025	2026	2025
Revenues	$1,007,104	$787,428	$2,688,008	$2,268,276
Expenses
Fuel oil	398,693	240,547	972,221	689,855
Purchased power	218,477	183,813	587,310	505,493
Other operation and maintenance	181,563	161,819	510,523	463,144
Wildfire tort-related claims (Note 2)	—	—	(162,383)	—
Depreciation	66,421	64,022	199,314	192,015
Taxes, other than income taxes	93,777	74,434	251,753	214,495
Total expenses	958,931	724,635	2,358,738	2,065,002
Operating income	48,173	62,793	329,270	203,274
Allowance for equity funds used during construction	5,564	3,821	13,715	11,108
Retirement defined benefits credit—other than service costs	797	998	2,896	3,101
Interest expense and other charges, net (Note 2)	(44,753)	(22,114)	(117,980)	(66,272)
Allowance for borrowed funds used during construction	2,493	1,500	6,195	4,379
Interest income	1,615	1,461	8,196	4,657
Income before income taxes	13,889	48,459	242,292	160,247
Income taxes	401	10,973	55,603	34,797
Net income	13,488	37,486	186,689	125,450
Preferred stock dividends of subsidiaries	—	228	—	686
Net income attributable to Hawaiian Electric	13,488	37,258	186,689	124,764
Preferred stock dividends of Hawaiian Electric	—	270	—	810
Net income for common stock	$13,488	$36,988	$186,689	$123,954
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2026	2025	2026	2025
Net income for common stock	$13,488	$36,988	$186,689	$123,954
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes of $(158), $(200), $(493) and $(568), respectively	(456)	(576)	(1,422)	(1,637)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes of $165, $192, $468 and $527, respectively	476	552	1,348	1,519
Other comprehensive income (loss), net of taxes	20	(24)	(74)	(118)
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$13,508	$36,964	$186,615	$123,836
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2026	December 31, 2025
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,097	$52,107
Plant and equipment	8,907,100	8,719,617
Right-of-use assets - finance lease	539,485	539,485
Less accumulated depreciation	(3,671,030)	(3,508,592)
Construction in progress	660,436	382,147
Utility property, plant and equipment, net	6,488,088	6,184,764
Nonutility property, plant and equipment, less accumulated depreciation of $1 as of September 30, 2026 and December 31, 2025	2,705	2,705
Total property, plant and equipment, net	6,490,793	6,187,469
Current assets
Cash and cash equivalents	175,970	486,220
Customer accounts receivable, net	216,698	172,894
Accrued unbilled revenues, net	241,679	192,033
Other accounts receivable, net	21,448	76,346
Fuel oil stock, at average cost	166,201	113,582
Materials and supplies, at average cost	143,776	132,803
Prepayments and other	90,680	57,980
Regulatory assets	68,684	50,039
Total current assets	1,125,136	1,281,897
Other long-term assets
Operating lease right-of-use assets	43,533	55,863
Regulatory assets	284,825	258,076
Defined benefit pension and other postretirement benefit plans asset	223,307	219,477
Investment in unconsolidated affiliate	—	287,250
Other	169,593	240,488
Total other long-term assets	721,258	1,061,154
Total assets	$8,337,187	$8,530,520
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	September 30, 2026	December 31, 2025
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at September 30, 2026 and December 31, 2025)	$119,048	$119,048
Premium on capital stock	811,350	811,350
Retained earnings	516,990	362,301
Additional paid-in capital	458,812	288,060
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,566	2,640
Common stock equity	1,908,766	1,583,399
Long-term debt, net	2,058,269	2,057,874
Total capitalization	3,967,035	3,641,273
Commitments and contingencies (Notes 2 and 4)
Current liabilities
Current portion of operating lease liabilities	14,646	17,565
Current portion of long-term debt, net	—	124,959
Accounts payable	349,175	217,203
Interest and preferred dividends payable	41,653	28,024
Taxes accrued, including revenue taxes	276,364	263,179
Regulatory liabilities	56,138	51,997
Wildfire tort-related claims	375,525	482,250
Other	127,877	119,278
Total current liabilities	1,241,378	1,304,455
Deferred credits and other liabilities
Operating lease liabilities	32,529	42,753
Finance lease liabilities	496,214	505,590
Deferred income taxes	8,697	—
Regulatory liabilities	1,437,117	1,392,147
Unamortized tax credits	58,150	67,918
Defined benefit pension liability	13,181	6,909
Wildfire tort-related claims	902,578	1,436,250
Other	180,308	133,225
Total deferred credits and other liabilities	3,128,774	3,584,792
Total capitalization and liabilities	$8,337,187	$8,530,520
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Additional paid-in	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	capital	income	Total
Balance, December 31, 2025	17,854	$119,048	$811,350	$362,301	$288,060	$2,640	$1,583,399
Net income for common stock	—	—	—	35,343	—	—	35,343
Other comprehensive loss, net of taxes	—	—	—	—	—	(47)	(47)
Common stock dividends	—	—	—	(10,000)	—	—	(10,000)
Balance, March 31, 2026	17,854	119,048	811,350	387,644	288,060	2,593	1,608,695
Net income for common stock	—	—	—	137,858	—	—	137,858
Other comprehensive loss, net of taxes	—	—	—	—	—	(47)	(47)
Common stock dividends	—	—	—	(11,000)	—	—	(11,000)
Additional paid-in capital (Note 11)	—	—	—	—	130,752	—	130,752
Balance, June 30, 2026	17,854	119,048	811,350	514,502	418,812	2,546	1,866,258
Net income for common stock	—	—	—	13,488	—	—	13,488
Other comprehensive income, net of taxes	—	—	—	—	—	20	20
Common stock dividends	—	—	—	(11,000)	—	—	(11,000)
Additional paid-in capital (Note 11)	—	—	—	—	40,000	—	40,000
Balance, September 30, 2026	17,854	$119,048	$811,350	$516,990	$458,812	$2,566	$1,908,766
Balance, December 31, 2024	17,854	$119,048	$810,955	$223,896	$270	$2,786	$1,156,955
Net income for common stock	—	—	—	47,816	—	—	47,816
Other comprehensive loss, net of taxes	—	—	—	—	—	(47)	(47)
Additional paid-in capital	—	—	—	—	287,520	—	287,520
Balance, March 31, 2025	17,854	119,048	810,955	271,712	287,790	2,739	1,492,244
Net income for common stock	—	—	—	39,150	—	—	39,150
Other comprehensive loss, net of taxes	—	—	—	—	—	(47)	(47)
Common stock dividends	—	—	—	(10,000)	—	—	(10,000)
Additional paid-in capital	—	—	—	—	270	—	270
Balance, June 30, 2025	17,854	119,048	810,955	300,862	288,060	2,692	1,521,617
Net income for common stock	—	—	—	36,988	—	—	36,988
Other comprehensive loss, net of taxes	—	—	—	—	—	(24)	(24)
Common stock dividends	—	—	—	(10,000)	—	—	(10,000)
Balance, September 30, 2025	17,854	$119,048	$810,955	$327,850	$288,060	$2,668	$1,548,581
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$186,689	$125,450
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	199,314	192,015
Other amortization	25,965	28,904
Deferred income taxes	69,182	(8,875)
State refundable credit	(9,756)	(9,315)
Insurance recovery related to wildfire tort-related claim	(8,512)	—
Bad debt expense	2,091	2,375
Allowance for equity funds used during construction	(13,715)	(11,108)
Other	335	2,578
Changes in assets and liabilities
Increase in accounts receivable	(46,305)	(564)
Increase in accrued unbilled revenues	(49,671)	(5,538)
Increase in fuel oil stock	(52,619)	(12,300)
Increase in materials and supplies	(10,973)	(14,316)
Decrease (increase) in regulatory assets	(26,146)	2,839
Increase in regulatory liabilities	36,203	65,674
Increase in accounts payable	89,384	1,593
Change in prepaid and accrued income taxes, tax credits and revenue taxes	1,144	(26,303)
Change in defined benefit pension and other postretirement benefit plans asset/liability	(5,915)	(4,209)
Decrease in wildfire tort-related claims	(118,147)	—
Change in other assets and liabilities	(14,456)	(8,897)
Net cash provided by operating activities	254,092	320,003
Cash flows from investing activities
Capital expenditures	(399,167)	(253,927)
Other	2,376	6,245
Net cash used in investing activities	(396,791)	(247,682)
Cash flows from financing activities
Common stock dividends	(32,000)	(20,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	—	(1,496)
Proceeds from capital contribution from parent	—	540
Repayment of short-term debt	—	(50,000)
Proceeds from issuance of long-term debt	—	500,000
Repayment of long-term debt	(125,000)	(166,000)
Payments of obligations under finance leases	(8,527)	(7,163)
Other	(2,024)	(8,479)
Net cash provided by (used in) financing activities	(167,551)	247,402
Net increase (decrease) in cash and cash equivalents	(310,250)	319,723
Cash and cash equivalents, beginning of period	486,220	184,148
Cash and cash equivalents, end of period	$175,970	$503,871
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2026 and December 31, 2025, the results of their operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Assets held for sale and discontinued operations. In June 2025, the Company determined the net assets of Mahipapa, the remaining Pacific Current operating subsidiary, met the criteria for classification as held for sale. The Company reclassified these assets and liabilities as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated balance sheets as of December 31, 2025. In addition, the Company had also determined that the planned sale of this asset did not represent a strategic shift having a major effect on the Company’s operations and financial results, and therefore did not meet the criteria for classification as discontinued operations.
During the quarter, the Company determined Mahipapa to be an abandoned asset which no longer met the criteria for classification as held for sale. Accordingly, the related assets and liabilities were reclassified to held and used. Upon reclassification, these assets were written down to their estimated net salvage value at the date of the reclassification. For further discussion, see “Assets held for sale - Mahipapa” in Note 3.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
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
The Public Utilities Commission of the State of Hawaii (PUC) has issued orders authorizing deferred accounting treatment for certain incremental non-labor expenses related to the Maui windstorm and wildfires incurred from August 8, 2023 through December 31, 2025. The approval pertains only to deferred cost treatment for expenses that are not already part of base rates; any actual recovery of deferred costs will be the subject of a separate application. As of September 30, 2026, the Utilities have deferred $79.1 million of these incremental costs to a regulatory asset.
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
Effective November 1, 2024, HEI and Hawaiian Electric entered into two definitive settlement agreements (one with class plaintiffs and one with lawyers representing individual plaintiffs, collectively, the Settlement Agreements) to settle the tort-related legal claims in the litigation arising out of the Maui windstorm and wildfires on a global basis without any admission of liability. The Settlement Agreements, including mutual releases among the parties, became effective upon the satisfaction of the last remaining condition on April 10, 2026. Most of the thousands of lawsuits have now been dismissed.
Under the Settlement Agreements, HEI and Hawaiian Electric are obligated to contribute a total of $1.99 billion, including $75 million previously contributed to the One ‘Ohana Initiative, of the total defendant contribution of approximately $4.04 billion. HEI and Hawaiian Electric paid the first of four equal annual $479 million installments on April 10, 2026. In April 2026, HEI recorded a $479 million noncash equity contribution to Hawaiian Electric, which used it to relieve the current wildfire tort-related claim liability. See Note 11. The funds for the first installment were previously raised through HEI’s September 2024 equity offering and held in a special purpose vehicle formed specifically to hold the first payment pending satisfaction of all conditions to payment. The remaining installments are due in April 2027, April 2028, and April 2029. HEI and Hawaiian Electric have the option to accelerate the payments, in whole or in part, with such accelerated payments to be discounted at a rate of 5.5% per annum. HEI and Hawaiian Electric are also obligated to contribute a share to the settlement administration fees only if certain other sources are exhausted when such fees become due, for which $4.5 million was accrued as of September 30, 2026, based on the best estimate at this time.
The Settlement Agreements also provide that $500 million of the total settlement payments will be reserved and made available to defendants to defray the cost to resolve any claims brought by plaintiffs who do not release claims as part of either Settlement Agreement. Approximately 70 plaintiffs who “opted out” of the class Settlement Agreement have not signed individual agreements and releases to join the global settlement. Some of these opt outs are pursuing their claims through lawsuits in state and federal court, including two putative class actions pending in federal court; others have stated that they will accept settlements in line with the global settlement amount; and others have indicated they are abandoning their claims. The defendants are continuing in their efforts to resolve all of these claims through the $500 million holdback fund. Based on current projections, HEI and Hawaiian Electric believe that the $500 million holdback will be sufficient to resolve these claims.
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
After the final condition to payment under the Settlement Agreements was satisfied in the second quarter of 2026, the Utilities remeasured the remaining settlement liability at present value using their incremental borrowing rate, in accordance with Accounting Standards Codification Topic 835-30 Imputation of Interest. As of June 30, 2026, the remeasurement reduced Hawaiian Electric’s remaining settlement liability by $154 million and was recognized as a reduction to expense. The discounted settlement liability will accrete through interest expense under the effective interest method until the applicable settlement payment due dates, when its carrying amount is expected to equal the remaining gross settlement payment obligation. Accretion expense for the three and nine months ended September 30, 2026, was $18 million and $36 million, respectively and is reported in “Interest expense, net” and “Interest expense and other charges, net” on HEI’s and the Utilities’ Condensed Consolidated Statements of Income, respectively. On September 16, 2026, HEI made a partial prepayment of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
$40 million towards the second installment amount due in April 2027. As of September 30, 2026, the remaining settlement liability, measured at present value, was classified as a current liability of $376 million and a noncurrent liability of $903 million on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets. On October 28, 2026, HEI made another partial prepayment of $40 million towards the second installment amount due in April 2027.
Securities class action. On August 24, 2023, a putative securities class action was filed in the United States District Court for the Northern District of California claiming violations of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 promulgated thereunder against HEI and Hawaiian Electric and certain of HEI’s and Hawaiian Electric’s current and former officers, and Section 20(a) of the Exchange Act against certain current and former officers (the Securities Action). The lawsuit broadly alleges that the defendants made materially false and misleading statements or omissions regarding the wildfire prevention and safety protocols and related matters.
On November 5, 2025, the parties signed a binding term sheet to settle the Securities Action (the Securities Action Term Sheet) following negotiations facilitated by a mediator. On January 5, 2026, the parties executed a definitive stipulation of settlement (the Securities Action Stipulation of Settlement) that will provide for the complete resolution of the Securities Action in exchange for a payment by the Company of $47.8 million as part of the overall settlement described below. As of now, the only remaining condition is the final approval of the Securities Action Stipulation of Settlement and dismissal of the case. In connection with the settlement of the Securities Action, there will be no admission of liability by the Company or any defendants and the Company, the defendants, and related persons will receive a customary full release of all claims. On March 3, 2026, the United States District Court for the Northern District of California preliminarily approved the Securities Action Stipulation of Settlement. On October 15, 2026, the court held a hearing to finally approve the settlement. On October 23, 2026, the court issued its order finally approving the settlement. On November 5, 2026, the court entered its order of final judgment.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
fees and expenses, and payment of other settlement-related expenses provided for in the term sheet, is accounted for as a contingent gain which will be recognized when realized or realizable.
Maui windstorm and wildfires costs. Legal costs in connection with the litigation and loss contingencies are expensed as incurred. The Company has $165 million of excess liability insurance and $25 million of professional liability insurance for third party claims, including claims related to wildfires, with a retention of $0.3 million and $1.0 million, respectively, and $145 million directors and officers liability insurance to cover claims related to the shareholder and derivative lawsuits, with a retention of $1.0 million. As of September 30, 2026, the Company’s insurance receivable totaled $48 million, related to the settlement of the Securities Action and the Utilities had no insurance receivable under the policies. As of September 30, 2026, HEI and its subsidiaries have approximately nil, nil and $71 million of insurance coverage remaining under the excess liability, professional liability, and directors and officers liability policies, respectively, after deducting applicable retention amounts, amounts that have been recovered under insurance policies (including the One ‘Ohana Initiative contribution), and amounts expected to be recovered for incurred costs and recognized as a receivable.
See table below for the incremental items related to the Maui windstorm and wildfires.

	Three months ended September 30, 2026		Nine months ended September 30, 2026
(in thousands)	Electric utility	HEI consolidated	Electric utility	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$1,028	$1,002	$3,592	$6,234
Other expense	—	31	1,116	1,409
Total Maui windstorm and wildfires related expenses	1,028	1,033	4,708	7,643
Insurance recoveries[1]	(35)	(207)	(8,866)	(9,381)
Settlement remeasurement[2]	—	—	(153,870)	(153,870)
Accretion expense[3]	18,010	18,010	35,724	35,724
Total Maui windstorm and wildfires related items, net	$19,003	$18,836	$(122,304)	$(119,884)

	Three months ended September 30, 2025		Nine months ended September 30, 2025
(in thousands)	Electric utility	HEI consolidated	Electric utility	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$4,316	$5,794	$12,469	$20,532
Wildfire securities-related claims	—	47,750	—	47,750
Other expense	5,922	6,290	19,821	21,113
Total Maui windstorm and wildfires related expenses	10,238	59,834	32,290	89,395
Insurance recoveries[4]	(430)	(49,070)	126	(53,374)
Deferral treatment approved by the PUC[5]	(6,237)	(6,237)	(21,809)	(21,809)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$3,571	$4,527	$10,607	$14,212
1    Includes $8.5 million recognized as an adjustment to the Wildfire tort-related claims for the nine months ended September 30, 2026.
2    Represents an adjustment related to remeasuring the remaining settlement liability at present value in accordance with Accounting Standards Codification Topic 835-30 Imputation of Interest.
3    Represents accretion expense related to remeasuring the remaining settlement liability, which is included in “Interest expense, net” and “Interest expense and other charges, net” in HEI’s and the Utilities’ Condensed Consolidated Statements of Income, respectively.
4    HEI consolidated includes insurance recovery related to the settlement of the securities class action of $47.8 million for the three and nine months ended September 30, 2025. Also includes adjustments related to costs that are no longer probable of recovery under the insurance policies. For the three and nine months ended September 30, 2025, HEI consolidated and Electric utility adjustments amount to $1.0 million and $7.6 million, respectively, of which, $0.5 million and $4.5 million were deferred to a regulatory asset, respectively, and are reported on line “Deferral treatment approved by the PUC.”
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

(in thousands)	Electric utility	All other	Total
Three months ended September 30, 2026
Revenues	$1,007,104	$1,606	$1,008,710
Depreciation and amortization	$74,839	$192	$75,031
Interest and dividend income	$1,615	$2,189	$3,804
Interest expense, net	$44,753	$2,973	$47,726
Income before income taxes	$13,889	$5,584	$19,473
Income taxes	401	(16,378)	(15,977)
Net income for common stock	$13,488	$21,962	$35,450
Nine months ended September 30, 2026
Revenues	$2,688,008	$6,852	$2,694,860
Depreciation and amortization	$225,279	$565	$225,844
Interest and dividend income	$8,196	$10,887	$19,083
Interest expense, net	$117,980	$9,257	$127,237
Income (loss) before income taxes	$242,292	$(19,565)	$222,727
Income taxes	55,603	(21,976)	33,627
Net income for common stock	$186,689	$2,411	$189,100
Capital expenditures	$399,167	$280	$399,447
Total assets (at September 30, 2026)	$8,337,187	$207,395	$8,544,582
Three months ended September 30, 2025
Revenues	$787,428	$3,182	$790,610
Depreciation and amortization	$73,735	$221	$73,956
Interest income	$1,461	$5,499	$6,960
Interest expense, net	$22,114	$4,097	$26,211
Income (loss) before income taxes	$48,459	$(8,513)	$39,946
Income taxes	10,973	(2,245)	8,728
Net income (loss)	37,486	(6,268)	31,218
Preferred stock dividends of subsidiaries	498	(27)	471
Net income (loss) for common stock	$36,988	$(6,241)	$30,747
Nine months ended September 30, 2025
Revenues	$2,268,276	$12,796	$2,281,072
Depreciation and amortization	$220,919	$5,704	$226,623
Interest income	$4,657	$22,505	$27,162
Interest expense, net	$66,272	$21,407	$87,679
Income (loss) before income taxes	$160,247	$(46,787)	$113,460
Income taxes	34,797	(6,257)	28,540
Net income (loss)	125,450	(40,530)	84,920
Preferred stock dividends of subsidiaries	1,496	(79)	1,417
Net income (loss) for common stock	$123,954	$(40,451)	$83,503
Capital expenditures	$253,927	$1,523	$255,450
Total assets (at December 31, 2025)	$8,530,520	$392,359	$8,922,879

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

Sales from Hamakua Energy to Hawaii Electric Light (a regulated affiliate), up until the close of its sale on March 10, 2025, are eliminated in consolidation.
ASB Hawaii. ASB Hawaii was formed in 1988 and served as the holding company for ASB prior to its sale on December 31, 2024. As part of the sale, ASB Hawaii retained a 9.9% noncontrolling investment in ASB amounting to $44.6 million. As of December 31, 2025, the ASB investment of $44.6 million was included in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.
On September 16, 2026, ASB’s common stock commenced trading on The Nasdaq Stock Market LLC (Nasdaq) following the completion of ASB’s initial public offering (IPO) at a price of $16 per share. In connection with the IPO, ASB effected a 7,222-to-1 forward stock split, and the Company sold 2,253,264 shares of ASB common stock, reducing its ownership interest in ASB to 6.43%. The Company received net cash proceeds of $33.9 million from the sale and recognized a pretax realized gain, net of transaction costs, of $18.3 million, and plans to use the cash proceeds to fund partial prepayments of the wildfire settlement. As of September 30, 2026, the Company remeasured its remaining investment in ASB at fair value based on the closing price of ASB’s common stock on Nasdaq. The Company’s remaining investment, consisting of 4,181,538 shares of ASB common stock, had a fair value of $74.8 million as of September 30, 2026, resulting in the recognition of a pretax unrealized gain of $45.9 million for the quarter then ended. In 2027, the Company plans to sell its remaining shares and use the cash proceeds to fund partial prepayments of the wildfire settlement. The realized gain on the sale of ASB common stock and the unrealized gain on the remeasurement of the Company’s remaining investment in ASB are included in “Gain on sale of investment and net unrealized gain on investment measured at fair value” in the Company’s Condensed Consolidated Statements of Income. As of September 30, 2026, the ASB investment of $74.8 million was included in “Other current assets” on the Company’s Condensed Consolidated Balance Sheets.
GLST1. GLST1 was formed in November 2024 for the purpose of holding the first installment payment pursuant to the settlement of the Maui windstorm and wildfire tort-related legal claims. HEI transferred the amount of the first settlement payment, $479 million, into GLST1, which was restricted from disbursing such funds except in connection with the initial payment to the settlement funds and was classified as “Restricted cash” on HEI’s Condensed Consolidated Balance Sheet as of December 31, 2025. Effective March 31, 2025, HEI assigned 60% of the membership interests of GLST1 to Hawaiian Electric. As of December 31, 2025, the assigned equity interests totaled $287.3 million, which was reported on “Investment in unconsolidated affiliate” on the Utilities’ Condensed Consolidated Balance Sheet. On April 10, 2026, HEI and Hawaiian Electric paid the first of four equal annual $479 million installments, and effective June 3, 2026, GLST1 was dissolved and terminated.
Pacific Current. Pacific Current was formed in 2017 to focus on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii to help achieve the state’s sustainability goals. As part of HEI’s comprehensive review of strategic options for Pacific Current, significant investments of Pacific Current that were made through its subsidiaries, Hamakua Energy, Mauo and Kaʻieʻie Waho were sold in 2025. Mahipapa is Pacific Current’s subsidiary, which owns a 7.5-MW renewable, firm dispatchable closed-loop biomass-to-energy facility on Kauai that provides electricity to Kauai Island Utility Cooperative (KIUC) under a PPA that was scheduled to expire in January 2036, but was mutually terminated by the parties effective October 1, 2026 as described below.
Assets held for sale-Mahipapa. In connection with the sale of Mauo, Kaʻieʻie Waho and other solar and battery assets (Solar Asset Disposition) and as part of the membership interest purchase agreement pursuant to which the Solar Asset Disposition was conducted (MIPA), but as a separate transaction, Pacific Current agreed to sell all of the membership interest in its biomass subsidiary, Mahipapa, to the same unaffiliated third party that is party to the MIPA (the Mahipapa Sale), with each of the parties’ obligations to complete the Mahipapa Sale subject to the conditions set forth in the MIPA. In September 2026, the proposed sale of Mahipapa to an unaffiliated third party was terminated because the parties were unable to resolve certain obligations required to complete the transaction. In addition, Mahipapa’s facility has remained offline since early September 2026, as damage from Hurricane Lowell continues to prevent the plant from restarting. These developments, along with other past issues, led Mahipapa and KIUC to agree to terminate their PPA effective October 1, 2026. As of September 30, 2026, the Company was evaluating strategic alternatives for Mahipapa, including a potential Chapter 7 bankruptcy filing. The Company therefore concluded Mahipapa to be an abandoned asset which no longer met the criteria for classification as held for sale and reclassified its related assets and liabilities as held and used.
Upon reclassification, the assets were written down to their estimated net salvage value, as of September 30, 2026. The Company recognized a pretax impairment charge of $50.7 million for the three months ended September 30, 2026, in connection with the reclassification, resulting in total pretax impairment charges of $54.5 million for the nine months ended September 30, 2026. These charges are included in “Gain (loss) on sale of subsidiaries and impairment losses on subsidiary assets sold and assets formerly classified as held for sale” in the Company’s Condensed Consolidated Statements of Income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
The net assets and liabilities of Mahipapa classified as held for sale in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2025 were classified as current, and are summarized as follows:

(in thousands)	December 31, 2025
Property, plant and equipment, net of accumulated depreciation	$46,286
Other assets	9,980
Assets held for sale-current	$56,266
Long-term debt, net	$51,568
Other liabilities	8,235
Liabilities held for sale-current	$59,803
Subsequent event-Mahipapa bankruptcy. On November 3, 2026, Mahipapa filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court for the District of Hawaii.
The decision to file under Chapter 7 followed the termination of the proposed sale of Mahipapa to an unaffiliated third party in September 2026 because the parties were unable to resolve certain obligations required to complete the transaction and the subsequent termination of Mahipapa’s PPA with KIUC. The terminated sale and other operating issues led Mahipapa and KIUC to terminate their PPA effective October 1, 2026.
Upon the filing of the Chapter 7 petition, Mahipapa’s assets will become part of its bankruptcy estate and a trustee will be appointed to administer and liquidate the bankruptcy estate. As of September 30, 2026, Mahipapa had long-lived assets amounting to approximately $2 million and outstanding long-term debt of $49 million. The ultimate disposition of Mahipapa’s assets and liabilities will depend upon the Chapter 7 proceedings. The anticipated completion date of the liquidation proceedings cannot be reasonably estimated at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 4 · Electric utility segment
Consolidated variable interest entities. The HE AR INTER LLC and its direct subsidiary, HE AR BRWR LLC, (collectively, the Special Purpose Entities or SPEs) are bankruptcy remote, direct and indirect wholly owned subsidiaries of the Utilities. Pursuant to the asset-based lending facility (ABL Facility) credit agreement, the Utilities sell certain accounts receivable to the SPEs as collateral, which in turn, obtain financing from financial institutions. As of September 30, 2026, the ABL Facility remains undrawn and the SPEs have $319.0 million of net accounts receivable, included in “Customer accounts receivable, net,” and “Accrued unbilled revenues, net” on the Utilities’ Condensed Consolidated Balance Sheets and “Accounts receivable and unbilled revenues, net” on the Company’s Condensed Consolidated Balance Sheets.
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
Power purchase agreements.  The Utilities have power purchase agreements (PPAs) with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities). As of September 30, 2026, the Utilities evaluated and concluded none of the IPPs or Schedule Q providers are currently required to be consolidated by reasons that i) no variable interests exist in the PPAs; ii) where variable interests are present, the Utilities are not deemed the primary beneficiary due to lack of power to direct the activities that most significantly impact the IPPs’ economic performance; or iii) the PPAs qualify for scope exceptions under current accounting standards for consolidation.
The carrying amounts of assets and liabilities related to the Utilities’ PPAs, where variable interests are present but the Utilities are not deemed the primary beneficiary, are limited to the purchased power and energy payments. As the Utilities recover such payments through the PUC-approved Purchased Power Adjustment Clause (PPAC) or the Energy Cost Recovery Clause (ECRC) mechanism, there is no significant potential exposure to loss to the Utilities as of September 30, 2026.
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
August 2023 Maui windstorm and wildfires. See Note 2.
Property insurer litigation. HEI and Hawaiian Electric were actively seeking recovery of damages to rebuild the covered electrical infrastructure from their insurers and, to date, have received insurance reimbursements of more than $22 million related to submitted claims under the $500 million property insurance coverage. On February 13, 2026, Hawaiian Electric Industries, Inc., Hawaiian Electric Company, Inc., and Maui Electric Company, Limited (collectively, the Hawaiian Electric Plaintiffs) filed suit against four of their property insurers: Defendants XL Insurance Company of America, Inc., Allianz Global Risks US Insurance Company, the Princeton Excess and Surplus Lines Insurance Company, and General Security Indemnity Company of Arizona (collectively, the HEI Insurers). The HEI Insurers are commercial property insurers that insured the Hawaiian Electric Plaintiffs at the time of the August 2023 Maui windstorm and wildfires. The Hawaiian Electric Plaintiffs also had commercial property insurance under policies issued by Associated Electric & Gas Insurance Services (AEGIS), Ascot Syndicate 1414, IQUW Syndicate 1856, Energy Insurance Mutual, QBE International Markets, and Certain Underwriters at Lloyd’s London (collectively, the AEGIS Insurers). Under the policies issued by the AEGIS Insurers, the Hawaiian Electric Plaintiffs and the AEGIS Insurers were required to engage in negotiation meetings, and if negotiation was

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
unsuccessful, mediation prior to litigation. Accordingly, the Hawaiian Electric Plaintiffs did not name the AEGIS Insurers as defendants in the complaint filed on February 13, 2026.
The HEI Insurers and AEGIS Insurers (jointly, the Property Insurers) acknowledged coverage under the policies at issue for loss or damage to the Hawaiian Electric Plaintiffs’ property in connection with the Maui windstorm and wildfires and paid a portion of the Hawaiian Electric Plaintiffs’ losses. However, the Property Insurers denied coverage and refused to pay for a substantial portion of the loss and expense claimed. In April 2026, the Hawaiian Electric Plaintiffs and the Property Insurers engaged in negotiations and finalized a partial settlement in the second quarter of 2026 (the Settlement). The Settlement resolved all disputes with the AEGIS Insurers with respect to coverage under the AEGIS policies for loss arising out of the Maui windstorm and wildfires, as well as a portion of the disputes between the Hawaiian Electric Plaintiffs and the HEI Insurers. As the proceeds from the Settlement will be used to offset the Utilities’ rebuild and/or replacement capital costs, the unapplied fund in excess of incurred costs are reflected in other non-current liabilities as of September 30, 2026. Litigation is ongoing in the federal district court for the District of Hawaii with respect to the remaining coverage disputes with the HEI Insurers that were not resolved by the Settlement. The Hawaiian Electric Plaintiffs seek declaratory relief regarding the extent of the HEI Insurers’ obligations under the policies, as well as a determination that the HEI Insurers have breached the policies by refusing to indemnify the Hawaiian Electric Plaintiffs for covered loss and expense. The Hawaiian Electric Plaintiffs and the HEI Insurers engaged in mediation on July 8, 2026, but the mediation was not successful. The Hawaiian Electric Plaintiffs filed an amended complaint in the litigation on July 29, 2026, seeking approximately $40.7 million in damages.
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
On May 16, 2025, Hu Honua filed its complaint in state court for the remaining State claims. Hu Honua has granted Hawaii Electric Light an open-ended extension to answer or otherwise respond to the State complaint while PPA negotiations are ongoing. The State court ordered a scheduling conference for August 12, 2025, which was subsequently postponed to January 14, 2027, to allow the parties to continue ongoing settlement discussions.
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
Madison Energy v. Apparent Inc. lawsuits. In two similar lawsuits, third-party claims have been asserted against the Utilities concerning the Utilities’ purported approvals and alleged representations regarding customer-sited solar projects. The first matter concerns a project at the Kamehameha Schools Maui (KSM) campus, and the second concerns a project at a KTA Super Stores (KTA) location on Hawaii Island.
The first lawsuit, referred to as the KSM lawsuit, concerns a solar project at the KSM campus. The original developer, Apparent Inc. (Apparent), entered into a PPA with KSM and subsequently sold the project to Madison Energy, which retained Apparent to design, construct, and operate the project. Apparent purportedly received a conditional Permission to Operate letter (PTO) from Maui Electric and, in purported reliance on that letter and other alleged representations, interconnected the project to Maui Electric’s grid and began operations. Upon learning of the purported PTO and the project’s operation, Maui Electric determined that it had no record of creating, issuing, or transmitting the PTO and that several project items required prior to PTO remained outstanding. Accordingly, Maui Electric directed that the project be disconnected from the grid. KSM subsequently terminated the PPA, and Madison Energy terminated its agreement with Apparent. In December 2024, Madison Energy filed suit against Apparent in state court, asserting contract, quasi-contract and fraud claims relating to the purported PTO. Apparent denied liability and filed a counterclaim against Madison Energy for breach of contract, and asserted third-party

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
claims against Maui Electric and Hawaiian Electric. Apparent alleges, among other things, that the Utilities issued and subsequently disavowed the purported PTO. The discovery phase is ongoing, and trial is currently scheduled for March 8, 2027.
The second lawsuit, referred to as the KTA lawsuit, was filed by Madison Energy in February 2025 and concerns a solar project at a KTA location on Hawaii Island. The allegations and claims are substantially similar to those asserted in the KSM lawsuit. The discovery phase is ongoing.
The Utilities dispute the claims and intend to defend against them vigorously. The Utilities are unable to predict the ultimate outcomes of these matters or reasonably estimate the amount or range of any possible loss.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.4 million as of September 30, 2026, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of September 30, 2026, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $8.8 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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
The street and facility lights aspect of the notice was not resolved and a second complaint was filed on November 19, 2024, that includes the County of Maui as a party. Hawaiian Electric and Maui Electric answered the complaint on December 12, 2024, and at this time, the parties have completed discovery. On July 3, 2025, the parties executed an interim agreement eliminating the need for the Conservation Groups to file for injunctive relief related to the 2025 seabird fallout season, and a similar interim agreement was reached in September 2026 for the 2026 fallout season. The County of Maui’s and the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Conservation Groups’ cross-motions for summary judgment were denied, and the trial was continued from September 2026 to March 2027 for scheduling reasons. The parties may engage in additional settlement discussions in an effort to resolve the matter. However, the Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
Commitments.
Purchase commitments. As of December 31, 2025, the Utilities’ estimated future minimum payments pursuant to purchase obligations related to material contracts of $2.63 billion. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K.
As of September 30, 2026, a total of nine Stage 1 and Stage 2 renewable projects provide the Utilities with a capacity of 301.5 MW, with 1,771-MWh batteries.
Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2026	2025	2026	2025
Kalaeloa Partners, L.P.	$103	$73	$273	$201
Hamakua Energy	21	11	51	24
HPOWER	17	16	48	55
Puna Geothermal Venture	6	12	25	31
Kapolei Energy Storage	6	6	18	18
Solar IPPs	30	31	87	82
Wind IPPs	33	33	81	90
Other IPPs [1]	2	1	4	4
Total IPPs	$218	$183	$587	$505
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
Waena battery energy storage system project. In September 2020, Maui Electric filed a PUC application to purchase and install a 40-MW BESS at its Waena Site in Central Maui. In December 2023, the PUC approved Maui Electric’s request to commit funds estimated at $82.1 million, for the purchase and installation of the project, and to recover costs for the project under Exceptional Project Recovery Mechanism (EPRM). In July 2025, the PUC approved the Utilities’ request to authorize recovery of costs in addition to the amounts approved in December 2023 due to the uncertainty of changes in law, limited to the lesser of either the actual costs or 20% over the approved estimated capital costs. Project costs incurred as of September 30, 2026, amount to $66.4 million.
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
The project costs to be recovered through EPRM is subject to a cap of $95 million and any amount in excess will be subject to the PUC’s further review. On August 7, 2024, the Utilities received a notification from the U.S. Department of Energy (DOE) that their application for $95 million in federal funds under the Infrastructure Investment and Jobs Act was officially awarded. On August 20, 2024, the Utilities submitted a copy of their executed agreement with the DOE to the PUC. On July 16, 2026, the Utilities received a notification of an award modification from the DOE that updated certain terms and conditions including the removal of the scope related to community benefits plans and the associated funding for those deliverables. As a result, the federal share total was reduced from $95 million to $92.6 million. The $95 million EPRM cap is not impacted at this

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
time. On October 2, 2026, the Utilities filed their August 2026 - August 2027 Forward Looking Annual Report. Project costs incurred as of September 30, 2026, amount to $51.5 million.
In 2025, the President issued multiple executive orders that impact federal funding. The Utilities are not impacted at this time but will continue to monitor for any new executive orders and any changes that are passed down through the federal contracting officer for the resilience program.
Waiau repower project. On March 28, 2025, the Utilities filed an application to the PUC for their self-build project - Waiau repower project. The project, selected as part of a competitive bid process, was estimated at $847 million and involves replacing six existing turbines with six fuel-flexible combustion turbines that provide 253 MW of renewable firm generation, expected to be placed in service in stages from 2029 to 2033. The Utilities requested, among other things, approvals of 1) the commitment of funds for such project, and 2) recovery of project costs through the EPRM. On October 17, 2025, the Utilities filed an updated application reflecting revised costs of $1.16 billion, citing unavoidable and changed market conditions outside the Utilities’ control. On March 23, 2026, the PUC approved the commitment of funds and EPRM recovery for the Waiau repower project at the initial estimated cost of $847 million plus the lesser of a 10% increase or the difference in the Gross Domestic Product Price Index (GDPPI) between the date of the best and final offer submission and the date of the PUC’s decision and order (Inflationary Adjustment). On April 2, 2026, the Utilities filed a motion for reconsideration of the PUC’s decision and order. On April 17, 2026, the PUC issued an order addressing the Utilities’ motion for reconsideration which, among other things, affirmed that the project costs up to $847 million plus the Inflationary Adjustment can be recovered through EPRM and clarified that the Utilities may, after the project is in-service, seek recovery for project cost amounts greater than the approved amount in a general rate case or rate re-basing proceeding. Based on the estimated GDPPI for the first quarter of 2026 released by the Bureau of Economic Analysis on June 25, 2026, the project costs plus the Inflationary Adjustment are currently estimated at $908 million. Project costs incurred as of September 30, 2026, amount to $102.9 million.
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
Wildfire Mitigation Plan (WMP). In January 2025, the Utilities developed and filed with the PUC a 2025-2027 WMP (formerly referred to as Wildfire Safety Strategy), which identifies risk mitigation strategies to perform over the three years across their service territories. The strategies and actions include additional operational changes, grid hardening work, enhanced inspections and vegetation management, and risk modeling to inform and prioritize hardening work and operational actions. On December 31, 2025, the PUC approved the Utilities’ 2025-2027 WMP. On June 25, 2026, the PUC approved the Utilities’ request for EPRM cost recovery up to $350 million in project costs for 2025-2027. The PUC will condition recovery, among other things, on that the Utilities are not allowed to effectuate cost recovery for any of the approved 2025-2027 WMP project costs through the EPRM until the PUC has issued an order addressing the Utilities’ forthcoming securitization application for a financing order pursuant to Hawaii Revised Statutes Section 269G-2. All project costs that are approved for cost recovery through securitization shall not be recoverable through the EPRM. Any approved project costs that may be deemed ineligible for recovery through securitization may be recovered through the EPRM. Project costs incurred as of September 30, 2026, amount to approximately $125 million.
Regulatory proceedings.
Performance-based regulation framework (PBR Framework). The PUC issued a decision and order (PBR D&O) establishing the PBR Framework to govern the Utilities. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. The first MRP ended on May 31, 2026, and the next MRP (MRP2) is scheduled to commence in 2027. The period between the end of the first MRP and the beginning of MRP2 is intended to be a transition period (see Phase 7 discussed below). PBR working group meetings started in 2024 to consider potential PBR changes for MRP2. The PBR Framework Review will continue with the following: (i) Phase 6: consideration and development of proposals for modifications to the PBR Framework, which focuses on the inflation factor, customer dividend, Earnings Sharing Mechanism (ESM), revenue opportunities afforded by the X-Factor and the EPRM guidelines, and Performance Incentive Mechanisms (PIMs) portfolio, and (ii) Phase 7: the finalization and documentation of approved PBR Framework modifications prior to MRP2 commencement. Regarding Phase 6, on October 23, 2026, the PUC issued an order

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
that introduced a proposal prepared by PUC staff, which identified possible modifications of certain PBR mechanisms in preparation for MRP2 (Staff Proposal). The PUC stated that the Staff Proposal is intended to be a starting point for discussion among the PBR parties, which may result in further modification(s) of mechanisms or development of entirely different mechanism structures. To facilitate an open discussion, the PUC instructed the PBR parties to file initial comments regarding the Staff Proposal by November 13, 2026, and that these initial comments will not be construed as a party’s statement of position. Following consideration of the PBR parties’ initial comments on the Staff Proposal, the PUC anticipates issuing an order by early January 2027, outlining its inclinations on some or all of the PBR mechanisms discussed in the Staff Proposal to provide guidance regarding the PUC’s priorities for the remainder of these proceedings. The PUC then plans to host a workshop with the PBR parties, followed by parties filing statements of position, a discovery period, a second workshop, an evidentiary hearing, and a briefing period. The dates for these procedural steps will be determined by the PUC.
Alternative re-basing. In an order issued on February 27, 2025, the PUC concluded that the Utilities’ target revenues should be re-based for MRP2 and allowed the Utilities to file a single, consolidated application that presents their requested adjustment to target revenues. The proceeding to re-base the Utilities’ target revenues for MRP2 shall be bifurcated into two tracks, with the first track focused on reaching a decision on the Utilities’ revenue requirements prior to the commencement of MRP2, and the second track focused on making a final determination on the revenue requirement and addressing the rate design component. On March 6, 2026, the Utilities filed a joint alternative re-basing proposal with Ulupono Initiative, requesting an increase of $170 million over annual target revenues at current effective rates, with $125 million phased into revenues in the first year of MRP2 and the remaining $45 million implemented in the second year of MRP2. In an order issued on June 15, 2026, the PUC directed the Utilities to re-submit their request for an increase in their revenue requirement, with supporting materials, in the form of a new application, and established a tentative procedural schedule for the new proceeding, with a final decision anticipated in mid to late April 2027. On June 25, 2026, the Utilities filed a motion for reconsideration of the PUC’s order on the Utilities’ alternative re-basing proposal. Specifically, the Utilities requested reconsideration of the PUC’s rejection of the Utilities’ reservation of rights provision and the procedural schedule established in the order. The Utilities are awaiting a decision from the PUC on the motion.
On July 17, 2026, the Utilities filed their application for approval of their re-basing proposal, which retained the March 6, 2026 joint alternative re-basing proposal’s requested $170 million revenue increase. The Utilities proposed to implement the requested increase in two phases: (1) an increase in annual revenues by approximately $125 million effective January 1, 2027 and (2) an increase in annual revenues by an additional approximately $45 million effective January 1, 2028. The requested increase consists primarily of adjustments for the difference between forecasted and actual inflation during the current performance-based regulation period, previously approved depreciation rates for certain steam generating units, increased insurance expenses, and a reduction to certain operating and maintenance expense increases. The Utilities requested an interim decision by December 18, 2026. The PUC held public hearings regarding the Utilities’ application on September 22, 2026, in Kona on Hawaii Island; September 29, 2026, on Maui; September 30, 2026, on Lanai; October 1, 2026, on Molokai, October 2, 2026, on Oahu; and November 4, 2026, in Hilo on Hawaii Island.
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
As of September 30, 2026, the Utilities’ annualized MPIR and EPRM revenue amounts totaled $39.3 million, including revenue taxes. The PUC approved the Utilities’ recovery of the annualized MPIR and EPRM revenues effective June 1, 2026, through the Revenue Balancing Account (RBA) rate adjustment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
As of September 30, 2026, the PUC approved the recovery of six EPRM projects with an estimated amount of $1.40 billion in capital costs to the extent the project costs are not included in rates. See “Utility projects” section above. Currently, the Utilities are seeking EPRM recovery for two additional projects subject to PUC approval.
Performance Incentive Mechanisms. On December 18, 2024, and clarified on January 15, 2025, the PUC issued orders granting the Utilities’ request to suspend the Transmission and Distribution (T&D) System Average Interruption Duration Index (SAIDI) and T&D System Average Interruption Frequency Index (SAIFI) PIMs for wildfire risk circuits from January 1, 2024 to December 31, 2025. Separately, the Utilities submitted a request on December 16, 2025 to expand the suspension of T&D SAIDI and T&D SAIFI PIMs (T&D PIMs) to all circuits and extend the suspension to December 31, 2026, to consider modifications to the T&D PIMs. On April 21, 2026, the PUC issued an order denying the Utilities’ request to expand suspension of T&D PIMs to all circuits, but, on its own motion, extended the current suspension of the T&D PIMs for wildfire risk circuits through December 31, 2026. Consistent with the current suspension, this shall include continued exclusion of all Public Safety Power Shutoff (PSPS) program events from PIM performance metrics and targets. On October 1, 2026, the Utilities requested that the PUC continue the suspension of the T&D PIMs for wildfire risk circuits and exclusions of all PSPS program events from the performance metrics and targets across the Utilities’ service territories, to the extent necessary beyond December 31, 2026, while the PUC considers the Utilities’ revised T&D PIMs proposal that will be submitted by November 17, 2026. Absent PUC approval of any further extension, the T&D PIMs suspension will expire and no exclusions on any circuits will be valid after December 31, 2026.
For the 2025 evaluation period, the Utilities earned $7.5 million (nil for Hawaiian Electric, $5.4 million for Hawaii Electric Light and $2.1 million for Maui Electric) in rewards net of penalties. The net rewards related to 2025 were reflected in the 2026 PIMs annual report and 2026 spring revenue report filings with the exception of the Phase 1 Request for Proposal (RFP) PIM, which was reflected in the 2025 fall revenue report filing. For the 2026 evaluation period, the Utilities accrued $2.3 million in rewards for the Interconnection Requirements Study PIM (for Hawaiian Electric and Hawaii Electric Light), which were reflected in the 2026 fall revenue report filing.
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
PBR D&O also established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities’ 2026 fall revenue report was filed on October 30, 2026, which is subject to PUC approval. The proposed net incremental amounts between the 2026 spring and 2026 fall revenue reports are shown in the following table. The amounts are to be collected (refunded) from January 1, 2027, through December 31, 2027, under the RBA rate tariffs, which were proposed in the 2026 fall revenue report filing.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental ARA revenues	$21.0	$5.1	$5.0	$31.1
Annual change in accrued RBA balance through September 30, 2026	(2.0)	(4.8)	(1.9)	(8.7)
Incremental PIMs (net)	1.8	0.4	(0.3)	1.9
Net incremental amount to be collected under the RBA rate tariffs	$20.8	$0.7	$2.8	$24.3
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
As of September 30, 2026, the Utilities have recorded $79.1 million in regulatory assets for the incremental costs incurred during the aforementioned period related to the Maui windstorm and wildfires event.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Regulatory assets for Wildfire Mitigation Plan (WMP). On December 31, 2025, the PUC approved the Utilities’ 2025-2027 WMP (formerly referred to as Wildfire Safety Strategy). The Utilities’ 2025-2027 WMP is a three-year action plan that targets a material reduction in wildfire risk associated with utility infrastructure. The PUC also directed the Utilities to provide a WMP update bi-annually. On June 25, 2026, the PUC issued a decision and order approving cost recovery of the Utilities’ 2025-2027 WMP project costs through the EPRM. As of September 30, 2026, the Utilities have recorded a regulatory asset of $27.8 million. See “Utility projects—Wildfire Mitigation Plan” section above.
Regulatory assets for suspension of disconnections related costs. Based on circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through December 15, 2026 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to Hawaii Revised Statutes Sections 269-16.3, -17, -17.5, -18, -19, or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. On December 23, 2025, the PUC revised the notice of financial change reporting requirement (item v above) to apply only to the Utilities.
In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related matters. As of September 30, 2026, the Utilities have recorded $8.0 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and nine months ended September 30, 2026 and 2025, and as of September 30, 2026 and December 31, 2025.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$742,499	126,715	138,430	3,794	(4,334)	$1,007,104
Expenses
Fuel oil	308,504	28,290	61,899	—	—	398,693
Purchased power	162,715	39,266	16,496	—	—	218,477
Other operation and maintenance	114,937	37,040	33,058	862	(4,334)	181,563
Depreciation	44,054	11,670	10,697	—	—	66,421
Taxes, other than income taxes	69,024	11,921	12,832	—	—	93,777
Total expenses	699,234	128,187	134,982	862	(4,334)	958,931
Operating income (loss)	43,265	(1,472)	3,448	2,932	—	48,173
Allowance for equity funds used during construction	4,313	235	1,016	—	—	5,564
Equity in earnings of subsidiaries	(1,808)	—	—	—	1,808	—
Retirement defined benefits credit (expense)—other than service costs	666	162	(31)	—	—	797
Interest expense and other charges, net	(35,913)	(4,954)	(6,217)	—	2,331	(44,753)
Allowance for borrowed funds used during construction	1,958	65	470	—	—	2,493
Interest income	3,591	330	25	—	(2,331)	1,615
Income (loss) before income taxes	16,072	(5,634)	(1,289)	2,932	1,808	13,889
Income taxes	2,584	(1,906)	(1,032)	755	—	401
Net income (loss) for common stock	$13,488	(3,728)	(257)	2,177	1,808	$13,488

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$13,488	(3,728)	(257)	2,177	1,808	$13,488
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(456)	(48)	(68)	—	116	(456)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes	476	47	62	—	(109)	476
Other comprehensive income (loss), net of taxes	20	(1)	(6)	—	7	20
Comprehensive income (loss) attributable to common shareholder	$13,508	(3,729)	(263)	2,177	1,815	$13,508

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$560,118	115,499	112,352	3,000	(3,541)	$787,428
Expenses
Fuel oil	178,209	22,419	39,919	—	—	240,547
Purchased power	132,075	36,008	15,730	—	—	183,813
Other operation and maintenance	103,940	26,742	33,816	862	(3,541)	161,819
Depreciation	42,576	11,242	10,204	—	—	64,022
Taxes, other than income taxes	53,071	10,779	10,584	—	—	74,434
Total expenses	509,871	107,190	110,253	862	(3,541)	724,635
Operating income	50,247	8,309	2,099	2,138	—	62,793
Allowance for equity funds used during construction	2,800	390	631	—	—	3,821
Equity in earnings of subsidiaries	6,123	—	—	—	(6,123)	—
Retirement defined benefits credit (expense)—other than service costs	867	161	(30)	—	—	998
Interest expense and other charges, net	(16,654)	(2,744)	(4,012)	—	1,296	(22,114)
Allowance for borrowed funds used during construction	1,172	106	222	—	—	1,500
Interest income	2,404	320	33	—	(1,296)	1,461
Income (loss) before income taxes	46,959	6,542	(1,057)	2,138	(6,123)	48,459
Income taxes	9,701	1,407	(686)	551	—	10,973
Net income (loss)	37,258	5,135	(371)	1,587	(6,123)	37,486
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to Hawaiian Electric	37,258	5,002	(466)	1,587	(6,123)	37,258
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income (loss) for common stock	$36,988	5,002	(466)	1,587	(6,123)	$36,988

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$36,988	5,002	(466)	1,587	(6,123)	$36,988
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(576)	(31)	(64)	—	95	(576)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes	552	33	57	—	(90)	552
Other comprehensive income (loss), net of taxes	(24)	2	(7)	—	5	(24)
Comprehensive income (loss) attributable to common shareholder	$36,964	5,004	(473)	1,587	(6,118)	$36,964

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Revenues	$1,952,719	360,812	376,097	9,864	(11,484)	$2,688,008
Expenses
Fuel oil	736,267	75,509	160,445	—	—	972,221
Purchased power	435,964	111,205	40,141	—	—	587,310
Other operation and maintenance	333,419	91,906	93,902	2,780	(11,484)	510,523
Wildfire tort-related claims	(129,907)	(16,238)	(16,238)	—	—	(162,383)
Depreciation	132,212	35,011	32,091	—	—	199,314
Taxes, other than income taxes	182,925	33,726	35,101	1	—	251,753
Total expenses	1,690,880	331,119	345,442	2,781	(11,484)	2,358,738
Operating income	261,839	29,693	30,655	7,083	—	329,270
Allowance for equity funds used during construction	10,510	851	2,354	—	—	13,715
Equity in earnings of subsidiaries	34,328	—	—	—	(34,328)	—
Retirement defined benefits credit (expense)—other than service costs	2,471	502	(77)	—	—	2,896
Interest expense and other charges, net	(94,330)	(13,162)	(17,410)	—	6,922	(117,980)
Allowance for borrowed funds used during construction	4,781	243	1,171	—	—	6,195
Interest income	13,947	1,062	109	—	(6,922)	8,196
Income before income taxes	233,546	19,189	16,802	7,083	(34,328)	242,292
Income taxes	46,857	4,008	2,914	1,824	—	55,603
Net income for common stock	$186,689	15,181	13,888	5,259	(34,328)	$186,689

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net income for common stock	$186,689	15,181	13,888	5,259	(34,328)	$186,689
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(1,422)	(127)	(196)	—	323	(1,422)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes	1,348	118	169	—	(287)	1,348
Other comprehensive loss, net of taxes	(74)	(9)	(27)	—	36	(74)
Comprehensive income attributable to common shareholder	$186,615	15,172	13,861	5,259	(34,292)	$186,615

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Revenues	$1,609,625	334,783	325,811	8,808	(10,751)	$2,268,276
Expenses
Fuel oil	498,376	75,910	115,569	—	—	689,855
Purchased power	374,065	89,155	42,273	—	—	505,493
Other operation and maintenance	298,628	80,525	91,654	3,088	(10,751)	463,144
Depreciation	127,678	33,727	30,610	—	—	192,015
Taxes, other than income taxes	152,587	31,330	30,577	1	—	214,495
Total expenses	1,451,334	310,647	310,683	3,089	(10,751)	2,065,002
Operating income	158,291	24,136	15,128	5,719	—	203,274
Allowance for equity funds used during construction	8,432	1,088	1,588	—	—	11,108
Equity in earnings of subsidiaries	23,615	—	—	—	(23,615)	—
Retirement defined benefits credit (expense)—other than service costs	2,678	497	(74)	—	—	3,101
Interest expense and other charges, net	(49,966)	(8,229)	(11,708)	—	3,631	(66,272)
Allowance for borrowed funds used during construction	3,525	297	557	—	—	4,379
Interest income	7,219	910	159	—	(3,631)	4,657
Income before income taxes	153,794	18,699	5,650	5,719	(23,615)	160,247
Income taxes	29,030	4,000	294	1,473	—	34,797
Net income	124,764	14,699	5,356	4,246	(23,615)	125,450
Preferred stock dividends of subsidiaries	—	401	285	—	—	686
Net income attributable to Hawaiian Electric	124,764	14,298	5,071	4,246	(23,615)	124,764
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$123,954	14,298	5,071	4,246	(23,615)	$123,954

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net income for common stock	$123,954	14,298	5,071	4,246	(23,615)	$123,954
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of net gains recognized during the period in net periodic benefit cost, net of taxes	(1,637)	(86)	(191)	—	277	(1,637)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory accounts, net of taxes	1,519	77	164	—	(241)	1,519
Other comprehensive loss, net of taxes	(118)	(9)	(27)	—	36	(118)
Comprehensive income attributable to common shareholder	$123,836	14,289	5,044	4,246	(23,579)	$123,836

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,850	5,644	3,603	—	—	$52,097
Plant and equipment	5,761,974	1,603,145	1,541,981	—	—	8,907,100
Right-of-use assets - finance lease	411,545	77,183	50,757	—	—	539,485
Less accumulated depreciation	(2,284,297)	(741,112)	(645,621)	—	—	(3,671,030)
Construction in progress	486,346	53,688	120,402	—	—	660,436
Utility property, plant and equipment, net	4,418,418	998,548	1,071,122	—	—	6,488,088
Nonutility property, plant and equipment, less accumulated depreciation	1,146	115	1,444	—	—	2,705
Total property, plant and equipment, net	4,419,564	998,663	1,072,566	—	—	6,490,793
Investment in wholly owned subsidiaries, at equity	928,636	—	—	—	(928,636)	—
Current assets
Cash and cash equivalents	92,597	45,262	5,030	33,081	—	175,970
Advances to affiliates	45,500	—	—	—	(45,500)	—
Customer accounts receivable, net	32,461	10,387	13,961	159,889	—	216,698
Accrued unbilled revenues, net	62,977	12,785	6,772	159,145	—	241,679
Other accounts receivable, net	147,555	52,228	44,227	—	(222,562)	21,448
Fuel oil stock, at average cost	117,627	20,999	27,575	—	—	166,201
Materials and supplies, at average cost	78,826	23,678	41,272	—	—	143,776
Prepayments and other	68,762	10,134	14,319	—	(2,535)	90,680
Regulatory assets	57,867	6,566	4,251	—	—	68,684
Total current assets	704,172	182,039	157,407	352,115	(270,597)	1,125,136
Other long-term assets
Operating lease right-of-use assets	30,963	9,991	2,579	—	—	43,533
Regulatory assets	187,908	35,528	61,389	—	—	284,825
Defined benefit pension and other postretirement benefit plans asset	137,402	46,419	39,486	—	—	223,307
Other	281,146	16,693	29,118	—	(157,364)	169,593
Total other long-term assets	637,419	108,631	132,572	—	(157,364)	721,258
Total assets	$6,689,791	1,289,333	1,362,545	352,115	(1,356,597)	$8,337,187
(continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (continued)
September 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric consolidated
Capitalization and liabilities
Capitalization
Common stock equity	$1,908,766	338,528	425,344	164,764	(928,636)	$1,908,766
Long-term debt, net	1,619,764	261,675	291,830	—	(115,000)	2,058,269
Total capitalization	3,528,530	600,203	717,174	164,764	(1,043,636)	3,967,035
Current liabilities
Current portion of operating lease liabilities	5,805	7,093	1,748	—	—	14,646
Short-term borrowings from affiliate	—	—	45,500	—	(45,500)	—
Accounts payable	215,555	62,442	71,178	—	—	349,175
Interest and preferred dividends payable	34,692	4,489	6,148	—	(3,676)	41,653
Taxes accrued, including revenue taxes	197,490	39,743	38,471	3,195	(2,535)	276,364
Regulatory liabilities	16,155	25,834	14,149	—	—	56,138
Wildfire tort-related claims	300,419	37,553	37,553	—	—	375,525
Other	96,864	35,973	31,594	182,332	(218,886)	127,877
Total current liabilities	866,980	213,127	246,341	185,527	(270,597)	1,241,378
Deferred credits and other liabilities
Operating lease liabilities	28,554	3,040	935	—	—	32,529
Finance lease liabilities	374,243	73,196	48,775	—	—	496,214
Deferred income taxes	—	18,538	30,699	1,824	(42,364)	8,697
Regulatory liabilities	1,016,659	257,874	162,584	—	—	1,437,117
Unamortized tax credits	41,335	8,405	8,410	—	—	58,150
Defined benefit pension plans liability	13,061	120	—	—	—	13,181
Wildfire tort-related claims	722,062	90,258	90,258	—	—	902,578
Other	98,367	24,572	57,369	—	—	180,308
Total deferred credits and other liabilities	2,294,281	476,003	399,030	1,824	(42,364)	3,128,774
Total capitalization and liabilities	$6,689,791	1,289,333	1,362,545	352,115	(1,356,597)	$8,337,187

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Balance, December 31, 2025	$1,583,399	276,332	298,459	159,505	(734,296)	$1,583,399
Net income for common stock	186,689	15,181	13,888	5,259	(34,328)	186,689
Other comprehensive loss, net of taxes	(74)	(9)	(27)	—	36	(74)
Common stock dividends	(32,000)	—	—	—	—	(32,000)
Issuance of common stock, net of expenses	—	—	66,000	—	(66,000)	—
Additional paid-in capital	170,752	47,024	47,024	—	(94,048)	170,752
Balance, September 30, 2026	$1,908,766	338,528	425,344	164,764	(928,636)	$1,908,766

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Balance, December 31, 2024	$1,156,955	243,964	282,876	153,574	(680,414)	$1,156,955
Net income for common stock	123,954	14,298	5,071	4,246	(23,615)	123,954
Other comprehensive loss, net of taxes	(118)	(9)	(27)	—	36	(118)
Common stock dividends	(20,000)	—	—	—	—	(20,000)
Additional paid-in capital	287,790	400	286	—	(686)	287,790
Balance, September 30, 2025	$1,548,581	258,653	288,206	157,820	(704,679)	$1,548,581

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2026

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net cash provided by operating activities	$169,009	45,783	33,208	8,211	(2,119)	$254,092
Cash flows from investing activities
Capital expenditures	(259,218)	(48,050)	(91,899)	—	—	(399,167)
Advances to affiliates	(111,500)	—	—	—	111,500	—
Other	1,403	(221)	(925)	—	2,119	2,376
Net cash used in investing activities	(369,315)	(48,271)	(92,824)	—	113,619	(396,791)
Cash flows from financing activities
Common stock dividends	(32,000)	—	—	—	—	(32,000)
Net increase in short-term borrowings from affiliate	—	—	111,500	—	(111,500)	—
Repayment of long-term debt	(62,000)	(8,000)	(55,000)	—	—	(125,000)
Payments of obligations under finance leases	(7,288)	(813)	(426)	—	—	(8,527)
Other	(2,024)	—	—	—	—	(2,024)
Net cash provided by (used in) financing activities	(103,312)	(8,813)	56,074	—	(111,500)	(167,551)
Net increase (decrease) in cash and cash equivalents	(303,618)	(11,301)	(3,542)	8,211	—	(310,250)
Cash and cash equivalents, beginning of period	396,215	56,563	8,572	24,870	—	486,220
Cash and cash equivalents, end of period	$92,597	45,262	5,030	33,081	—	$175,970

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2025

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric consolidated
Net cash provided by operating activities	$228,320	54,543	40,655	(3,515)	—	$320,003
Cash flows from investing activities
Capital expenditures	(130,207)	(49,738)	(73,982)	—	—	(253,927)
Advances to affiliates	(20,500)	—	—	—	20,500	—
Other	4,073	1,163	1,009	—	—	6,245
Net cash used in investing activities	(146,634)	(48,575)	(72,973)	—	20,500	(247,682)
Cash flows from financing activities
Common stock dividends	(20,000)	—	—	—	—	(20,000)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	—	—	—	—	(1,496)
Proceeds from capital contribution from parent	540	—	—	—	—	540
Repayment of short-term debt	(50,000)	—	—	—	—	(50,000)
Proceeds from issuance of long-term debt	500,000	—	—	—	—	500,000
Net increase in short-term borrowings from affiliate	—	—	20,500	—	(20,500)	—
Repayment of long-term debt	(166,000)	—	—	—	—	(166,000)
Payments of obligations under finance leases	(6,087)	(623)	(453)	—	—	(7,163)
Other	(7,986)	(142)	(351)	—	—	(8,479)
Net cash provided by (used in) financing activities	248,971	(765)	19,696	—	(20,500)	247,402
Net increase (decrease) in cash and cash equivalents	330,657	5,203	(12,622)	(3,515)	—	319,723
Cash and cash equivalents, beginning of period	118,367	31,534	16,456	17,791	—	184,148
Cash and cash equivalents, end of period	$449,024	36,737	3,834	14,276	—	$503,871

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 5 · Credit agreements and long-term debt
Credit agreements. The following table provides the credit agreement capacity, outstanding and undrawn components as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026			As of December 31, 2025
(in millions)	Capacity	Outstanding	Undrawn	Capacity	Outstanding	Undrawn
HEI corporate:
Unsecured revolving line of credit	$300	$—	$300	$300	$20	$280
Hawaiian Electric:
Unsecured revolving line of credit	300	—	300	300	—	300
ABL Facility[1]	250	—	250	240	—	240
Borrowing from HEI - standing commitment letter[2]	75	—	75	75	—	75
Total Hawaiian Electric	625	—	625	615	—	615
Total Consolidated HEI[2]	$850	$—	$850	$840	$20	$820
1     Borrowing capacity is calculated based on eligible customer accounts receivable balance at the end of each period.
2     $75 million borrowing from HEI - standing commitment letter is eliminated in total consolidated HEI amounts.
Syndicated credit agreements. On September 5, 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated senior unsecured revolving credit facility (the HEI Facility and the Hawaiian Electric Facility, respectively) with a syndicate of eight financial institutions. The aggregate amount of revolving commitments under the HEI Facility was increased to $300 million from $175 million and includes a $25 million letter of credit sub-facility and a $30 million swingline sub-facility. The HEI Facility’s commitment termination date was extended to September 5, 2030 from May 14, 2027. The aggregate amount of revolving commitments available under the Hawaiian Electric Facility was increased to $300 million from $200 million and includes a $40 million letter of credit sub-facility and a $30 million swingline sub-facility. On May 8, 2026, the PUC issued an order extending the term of the Hawaiian Electric Facility to September 5, 2030. The Hawaiian Electric Facility also allows for commitment increases of up to an additional $75 million, subject to customary conditions. None of the facilities are collateralized. As of September 30, 2026, HEI and Hawaiian Electric each had no draws on their revolving facilities.
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
Asset-based lending facility credit agreement. On May 17, 2024, Hawaiian Electric, through a special-purpose subsidiary, entered into an ABL Facility credit agreement (ABL Credit Facility Agreement) with several banks, which, subject to the limitations and conditions set forth in such agreement, allows borrowings of up to $250 million on a revolving basis using certain accounts receivable as collateral. The ABL Facility was approved by the PUC, became effective on July 24, 2024 and will expire on July 24, 2027. As of September 30, 2026, total available capacity under the ABL Facility was $250 million and remains undrawn.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Long-term debt. As of September 30, 2026, the Company and Hawaiian Electric were in compliance with all applicable financial covenants. The following table summarizes the long-term debt, net for the Company and Hawaiian Electric as of September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
All other:
HEI 2.48%-6.10% senior notes due 2028-2052	$207,738	$207,738
HEI revolving credit facility SOFR + 2.25%, due 2030[1]	—	20,000
Mahipapa 2.6% non-recourse loan, due 2034 to 2036[2]	49,037	—
Mahipapa 5.625% non-recourse loan, due 2027[2]	132	—
Less unamortized debt issuance costs and debt discount	(2,542)	(596)
Less current portion long-term debt, net of unamortized debt issuance cost	(14,370)	—
All other long-term debt, net	239,995	227,142
Hawaiian Electric:
Special purpose revenue bonds and unsecured senior notes	2,070,000	2,195,000
Less unamortized debt issuance costs	(11,731)	(12,167)
Less current portion long-term debt, net of unamortized debt issuance cost	—	(124,959)
Hawaiian Electric long-term debt, net	2,058,269	2,057,874
HEI consolidated long-term debt, net	$2,298,264	$2,285,016
1     HEI’s revolving credit facility’s term benchmark margin was 2.25% and 2.50%, as of September 30, 2026 and December 31, 2025, respectively, reduced in July 2026 as a result of improved credit ratings. As of December 31, 2025, the HEI revolving credit facility’s weighted-average interest rate was 6.32%. See “Syndicated credit agreements” above.
2     As of December 31, 2025, excludes Mahipapa’s non-recourse loans amounting to $54.0 million which were classified as “Liabilities held for sale” on the Company’s Condensed Consolidated Balance Sheets. See “Assets held for sale-Mahipapa” in Note 3.
Note 6 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI consolidated			Hawaiian Electric consolidated
(in thousands)	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2025	$600	$2,738	$3,338	$2,640
Current period other comprehensive loss	(160)	(9)	(169)	(74)
Balance, September 30, 2026	$440	$2,729	$3,169	$2,566
Balance, December 31, 2024	$2,120	$1,341	$3,461	$2,786
Current period other comprehensive loss	(1,466)	(34)	(1,500)	(118)
Balance, September 30, 2025	$654	$1,307	$1,961	$2,668

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended September 30		Nine months ended September 30
(in thousands)	2026	2025	2026	2025
HEI consolidated
Net realized gains on derivatives qualifying as cash flow hedges	$(54)	$(877)	$(160)	$(977)	Interest expense and gain (loss) on sale of subsidiaries and impairment losses on subsidiary assets sold and assets formerly classified as held for sale
Retirement benefit plans:
Amortization of net gains recognized during the period in net periodic benefit cost	(442)	(540)	(1,357)	(1,553)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory accounts	476	552	1,348	1,519	See Note 8 for additional details
Total reclassifications	$(20)	$(865)	$(169)	$(1,011)
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of net gains recognized during the period in net periodic benefit cost	$(456)	$(576)	$(1,422)	$(1,637)	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory accounts	476	552	1,348	1,519	See Note 8 for additional details
Total reclassifications	$20	$(24)	$(74)	$(118)

Note 7 · Revenues
The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
(in thousands)	Electric utility	All other	Total	Electric utility	All other	Total
Revenues from contracts with customers
Electric energy sales - residential	$327,332	$—	$327,332	$852,198	$—	$852,198
Electric energy sales - commercial	312,578	—	312,578	824,180	—	824,180
Electric energy sales - large light and power	359,908	—	359,908	956,344	—	956,344
Electric energy sales - other	5,301	—	5,301	15,181	—	15,181
Other sales	—	1,606	1,606	—	6,780	6,780
Total revenues from contracts with customers	1,005,119	1,606	1,006,725	2,647,903	6,780	2,654,683
Revenues from other sources
Regulatory revenue	(7,361)	—	(7,361)	12,162	—	12,162
Other	9,346	—	9,346	27,943	72	28,015
Total revenues from other sources	1,985	—	1,985	40,105	72	40,177
Total revenues	$1,007,104	$1,606	$1,008,710	$2,688,008	$6,852	$2,694,860
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$1,005,119	$1,606	$1,006,725	$2,647,903	$6,780	$2,654,683

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued

	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in thousands)	Electric utility	All other	Total	Electric utility	All other	Total
Revenues from contracts with customers
Electric energy sales - residential	$261,780	$—	$261,780	$735,308	$—	$735,308
Electric energy sales - commercial	251,288	—	251,288	724,796	—	724,796
Electric energy sales - large light and power	278,484	—	278,484	801,179	—	801,179
Electric energy sales - other	4,284	—	4,284	12,989	—	12,989
Other sales	—	3,158	3,158	—	11,030	11,030
Total revenues from contracts with customers	795,836	3,158	798,994	2,274,272	11,030	2,285,302
Revenues from other sources
Regulatory revenue	(17,864)	—	(17,864)	(33,522)	—	(33,522)
Other	9,456	24	9,480	27,526	1,766	29,292
Total revenues from other sources	(8,408)	24	(8,384)	(5,996)	1,766	(4,230)
Total revenues	$787,428	$3,182	$790,610	$2,268,276	$12,796	$2,281,072
Timing of revenue recognition
Total revenues from contracts with customers - services/goods transferred over time	$795,836	$3,158	$798,994	$2,274,272	$11,030	$2,285,302
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at September 30, 2026 or December 31, 2025. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as “Accounts receivable and unbilled revenues, net” on HEI’s Condensed Consolidated Balance Sheets and “Customer accounts receivable, net” and “Accrued unbilled revenues, net” on Hawaiian Electric’s Condensed Consolidated Balance Sheets.
As of September 30, 2026, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  The Company contributed $10 million ($10 million by the Utilities) to its pension and other postretirement benefit plans during the first nine months of 2026, compared to $6 million ($6 million by the Utilities) during the first nine months of 2025. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2026 is $15 million ($15 million by the Utilities), compared to $12 million ($11 million by the Utilities) in 2025. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2026, compared to $2 million ($1 million by the Utilities) paid in 2025.
The components of net periodic pension costs and net periodic benefit costs for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
HEI consolidated
Service cost	$10,818	$10,900	$258	$245	$30,494	$30,796	$749	$741
Interest cost	28,219	27,999	1,792	1,819	83,347	80,608	5,349	5,461
Expected return on plan assets	(33,967)	(33,845)	(3,601)	(3,512)	(101,631)	(101,558)	(10,783)	(10,532)
Amortization of net actuarial (gain)/losses	104	79	(698)	(808)	235	209	(2,062)	(2,300)
Net periodic pension/benefit cost (return)	5,174	5,133	(2,249)	(2,256)	12,445	10,055	(6,747)	(6,630)
Impact of PUC D&Os	15,268	15,200	2,141	2,138	48,504	50,799	6,307	6,187
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,442	$20,333	$(108)	$(118)	$60,949	$60,854	$(440)	$(443)
Hawaiian Electric consolidated
Service cost	$10,732	$10,655	$257	$242	$30,032	$30,065	$742	$732
Interest cost	27,547	27,101	1,717	1,731	80,880	77,960	5,115	5,212
Expected return on plan assets	(33,331)	(33,041)	(3,558)	(3,464)	(99,408)	(99,142)	(10,645)	(10,387)
Amortization of net actuarial (gain)/losses	79	34	(692)	(811)	128	81	(2,043)	(2,285)
Net periodic pension/benefit cost (return)	5,027	4,749	(2,276)	(2,302)	11,632	8,964	(6,831)	(6,728)
Impact of PUC D&Os	15,268	15,200	2,141	2,138	48,504	50,799	6,307	6,187
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,295	$19,949	$(135)	$(164)	$60,136	$59,763	$(524)	$(541)
HEI consolidated recorded retirement benefits expense of $33 million ($32 million by the Utilities) in the first nine months of 2026 and $35 million ($34 million by the Utilities) in the first nine months of 2025, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2026 and 2025, the Company’s expenses and cash contributions for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) were $8.3 million and $6.2 million, respectively. For the first nine months of 2026 and 2025, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $8.1 million and $5.9 million, respectively.

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
As of September 30, 2026, approximately 2.4 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 1.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI and its principal subsidiaries. As of September 30, 2026, there were no shares remaining available for future issuance under the 2011 Director Plan. After all of the shares remaining under the 2011 Director Plan were issued, shares for nonemployee director grants of common stock were, and going forward will be, made from available shares under the EIP, which was amended in 2024 to provide for nonemployee director grants.
Share-based compensation expense and the related income taxes were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2026	2025	2026	2025
HEI consolidated
Share-based compensation expense (benefit)[1]	$3.5	$(0.6)	$7.3	$2.9
Income taxes	0.4	(0.1)	1.0	0.4
Hawaiian Electric consolidated
Share-based compensation expense (benefit)[1]	2.8	(0.2)	4.9	1.6
Income taxes	0.4	—	0.8	0.3
1    For the three and nine months ended September 30, 2026 and 2025, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan and EIP as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in millions)	2026	2025	2026	2025
Shares granted	—	8,623	92,380	126,213
Fair value	$—	$0.1	$1.2	$1.3
Income taxes	—	—	0.3	0.3
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
For the nine months ended September 30, 2026 and 2025, total restricted stock units and related dividends that vested had a fair value of $0.4 million and $0.5 million, respectively, and the related tax benefits were nil and $0.1 million, respectively.
As of September 30, 2026, there was no unrecognized compensation cost related to restricted stock units.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended September 30				Nine months ended September 30
	2026		2025		2026		2025
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	834,517	$13.85	543,467	$13.50	543,467	$13.50	98,441	$31.36
Granted	3,604	17.04	—	—	317,919	17.04	462,313	11.25
Vested (issued or unissued and cancelled)	—	—	—	—	(19,002)	55.98	(17,287)	54.92
Forfeited	(6,145)	14.59	—	—	(10,408)	15.69	—	—
Outstanding, end of period	831,976	$13.86	543,467	$13.50	831,976	$13.86	543,467	$13.50
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$5.4		$5.2
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
As of September 30, 2026, there was $6.3 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2026		2025		2026		2025
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	345,912	$13.09	438,967	$18.17	362,963	$13.09	438,967	$18.17
Granted	—	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—	—
Increase above target/(cancelled) due to performance	183,886	13.09	(57,007)	42.41	183,886	13.09	(57,007)	42.41
Forfeited	(914)	13.09	—	—	(17,965)	13.09	—	—
Outstanding, end of period	528,884	$13.09	381,960	$14.55	528,884	$13.09	381,960	$14.55
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—		$—		$—
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2026 and 2025.
As of September 30, 2026, there was $0.6 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 0.3 years.
Note 10 · Income taxes
The Company’s effective tax rate (combined federal and state income tax rates) for the nine months ended September 30, 2026 was 15%. This rate differs from the combined statutory rates, primarily due to the Utilities’ amortization of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act reduction in tax rate from 35% to 21%, valuation allowance release related to the gains on the ASB investment and research and development tax credit claims recognized in 2026; partially offset by higher executive compensation limitations and substantially higher pretax income related to the remeasurement of the wildfire tort-related settlement liability to present value (net of accretion) and investment in ASB to fair market value, net of the impairment of Pacific Current assets.
For the nine months ended September 30, 2025, the Company’s effective tax rate was 25%.
The Company’s effective tax rate was lower for the first nine months of 2026, compared to 2025, primarily due to discrete tax benefits recognized in 2026 from the valuation allowance release related to the gains on the ASB investment and research and development tax credit claims recognized; partially offset by the substantially higher pretax income related to the remeasurement of the wildfire tort-related settlement liability to present value (net of accretion) and investment in ASB to fair market value, net of the impairment of Pacific Current assets. The primary discrete tax item affecting the 2025 period was the recapture of investment tax credits.
The Utilities’ effective tax rate (combined federal and state income tax rates) for the nine months ended September 30, 2026 was 23%. This rate differs from the combined statutory rates, primarily due to the Utilities’ amortization of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act reduction in tax rate from 35% to 21%, and research and development tax credit claims recognized in 2026; partially offset by higher executive compensation limitations and substantially higher pretax income related to the remeasurement of the wildfire tort-related settlement liability to present value (net of accretion).
For the nine months ended September 30, 2025, the Utilities’ effective tax rate was 22%.
The Utilities’ effective tax rate was higher for the first nine months of 2026, compared to 2025, primarily due to a discrete tax expense recognized in 2026 resulting from the remeasurement of the Utilities’ remaining wildfire tort-related settlement liability at present value, partially offset by research and development credit claims recognized in 2026.
The Company regularly assesses the need for a valuation allowance on its deferred tax assets. In making this assessment, the Company considers both positive and negative evidence related to the likelihood of realization of its deferred tax assets to determine, based on the weight of all available evidence, whether it is more likely than not that some or all of the deferred tax

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
assets will not be realized. A valuation allowance release indicates that it is more likely than not that the deferred tax assets will be realized.
As of September 30, 2026, the Company released $15.9 million of valuation allowances recorded against its beginning-of-year deferred tax assets, representing a tax benefit of approximately 7%. Based on its analysis of all positive and negative evidence, the Company concluded that it is more likely than not that a portion of its U.S. federal and state deferred tax assets will be realized based on current and anticipated future earnings. When a change in a valuation allowance is recognized during an interim period, the portion resulting from current-year income is included in the annual effective tax rate, while the portion supported by projections of future taxable income is recognized as a discrete tax benefit in the interim period. The release of these valuation allowances resulted in a discrete tax benefit of $15.9 million for the quarter and nine months ended September 30, 2026.
The Company continues to maintain a valuation allowance against the remaining deferred tax assets that do not meet the more-likely-than-not realization criterion and assesses the need for a valuation allowance on a quarterly basis.
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
Currently, there are no active Internal Revenue Service income tax examinations. In January 2026, the Company was notified that the State of Hawaii would audit the Company’s income tax returns for tax years 2022 through 2024. In June 2026, the Company received a schedule of proposed income tax assessments from the Hawaii Department of Taxation. The proposed assessment relates to the capital goods excise tax credit claimed on the 2022 Hawaii State tax return, which the Company does not plan to dispute.
The Company recorded an additional $0.3 million of tax expense as a discrete item during the second quarter of 2026 related to this proposed assessment. No interest expense was recorded since the Company has sufficient tax credit carryforwards on its 2022 Hawaii State tax return and intends to use those carryforward credits to satisfy the proposed tax assessment.
As of September 2026, the tax auditor concurred that the proposed adjustment may be offset by available tax credit carryforwards. No other audit issues remain outstanding, and the filing of the amended returns for 2022 through 2024 represents the final step necessary to close the audit. The Company expects to file the amended returns by December 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
Note 11 · Cash flows

Nine months ended September 30	2026	2025
(in millions)
Supplemental disclosures of cash flow information
Cash payments (receipts):
HEI consolidated
Interest to non-affiliates, net of amounts capitalized	$63	$71
Interest on finance lease obligations	33	29
Federal income tax, net	(5)	24
State of Hawaii income tax, net (including refundable credits)	—	(1)
Hawaiian Electric consolidated
Interest to non-affiliates, net of amounts capitalized	58	53
Interest on finance lease obligations	33	29
Federal income taxes, net	(2)	29
State of Hawaii income taxes, net (including refundable credits)	2	5

Supplemental disclosures of noncash activities
HEI consolidated
Common stock issued (gross) for nonemployee director and executive/management compensation (financing)[1]	2	2
Debt assumed by buyer - sale of subsidiaries (financing)	—	67
Hawaiian Electric consolidated
Capital contribution from parent related to installment payments of the wildfire tort-related claim liability (financing)[2]	519	—
Capital distribution from former unconsolidated affiliate (financing)[2]	287	—
Capital distribution to parent (financing)[2]	49	—
Capital contribution from parent of a membership interest in a former unconsolidated affiliate (financing)	—	287
HEI consolidated and Hawaiian Electric consolidated
Property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	115	66
Right-of-use assets obtained in exchange for finance lease obligations (financing)	—	51
Estimated fair value of noncash contributions in aid of construction (investing)	4	5
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	47
1 The amounts shown represent the market value of common stock issued for nonemployee director and executive/management compensation and withheld to satisfy statutory tax liabilities.
2     Included in Hawaiian Electric change in additional paid-in capital. Change in additional paid-in capital represents the noncash capital contribution from parent related to installment payments of the tort-related settlement, net of noncash capital distribution from former unconsolidated affiliate, noncash capital distribution to parent and noncash transfer of operating liabilities from the parent of $12 million.

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
Marketable equity securities. Upon ASB becoming publicly traded in September 2026, the Company’s remaining investment in ASB no longer qualified for the measurement alternative for equity securities without readily determinable fair values and is measured at fair value on a recurring basis based on quoted market prices in an active market, a Level 1 input.
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
September 30, 2026
Financial assets
HEI consolidated
Money market mutual funds	$89,763	$89,763	$—	$89,763
Marketable equity securities[1]	74,808	74,808	—	74,808
Hawaiian Electric consolidated
Money market mutual funds	42,073	42,073	—	42,073
Financial liabilities
HEI consolidated
Long-term debt, net	2,312,634	—	1,902,851	1,902,851
Hawaiian Electric consolidated
Long-term debt, net	2,058,269	—	1,675,574	1,675,574

December 31, 2025
Financial assets
HEI consolidated
Money market mutual funds	$839,380	$839,380	$—	$839,380
Hawaiian Electric consolidated
Money market mutual funds	345,510	345,510	—	345,510
Financial liabilities
HEI consolidated
Long-term debt, net[2]	2,409,975	—	2,098,593	2,098,593
Hawaiian Electric consolidated
Long-term debt, net	2,182,833	—	1,895,680	1,895,680

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) continued
1    Included in “Other current assets” in HEI’s Condensed Consolidated Balance Sheets as of September 30, 2026.
2    Carrying or notional amount does not include $52 million related to Mahipapa long term debt, net which is included in “Liabilities held for sale” in HEI’s Condensed Consolidated Balance Sheets as of December 31, 2025. See Note 3 for more information.
Assets and liabilities measured at fair value on a recurring basis include money market mutual funds. Money market mutual funds are included in “Cash and cash equivalents” and “Restricted cash” in HEI’s Condensed Consolidated Balance Sheets.
There were no Level 3 assets or liabilities as of September 30, 2026 and December 31, 2025.

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
RESULTS OF OPERATIONS

	Three months ended September 30		%
(in thousands)	2026	2025	change	Primary reason(s)[1]
Revenues	$1,008,710	$790,610	28	Increase in the electric utility segment, partly offset by a decrease in the all other segment.
Operating income	41,217	52,046	(21)	Decrease in the electric utility segment, partly offset by an increase in the all other segment.
Net income for common stock	35,450	30,747	15	Higher net income related to gain on sale of investment and net unrealized gain on investment measured at fair value, partially offset by higher impairment losses on assets formerly classified as held for sale, higher interest expense due to the accretion related to the remeasuring of the remaining settlement liability (see Note 2 of the Condensed Consolidated Financial Statements) and higher average debt balances and lower operating income. Also see effective tax rate explanations below.

	Nine months ended September 30		%
(in thousands)	2026	2025	change	Primary reason(s)[1]
Revenues	$2,694,860	$2,281,072	18	Increase in the electric utility segment, partly offset by a decrease in the all other segment.
Operating income	298,808	168,213	78	Increase in the electric utility segment (primarily due to the adjustment related to remeasuring the remaining settlement liability (see Note 2 of the Condensed Consolidated Financial Statements)) and an increase in the all other segment.
Net income for common stock	189,100	83,503	126	Higher net income related to higher operating income, gain on sale of investment and net unrealized gain on investment measured at fair value, partially offset by higher impairment losses on assets formerly classified as held for sale, higher interest expense due to the accretion related to the remeasuring of the remaining settlement liability (see Note 2 of the Condensed Consolidated Financial Statements) and lower interest income due to the first installment payment of the tort-related settlement in April 2026. Also see effective tax rate explanations below.
1    Also, see the all other segment discussion below.
The Company’s effective tax rates for the first nine months of 2026 and 2025 were 15% and 25%, respectively. For the third quarters of 2026 and 2025, the Company’s effective tax rates were (82)% (tax benefit) and 22% tax expense, respectively. The lower effective tax rate for the first nine months of 2026, compared to the same period in 2025, was primarily due to discrete tax benefits recognized in 2026 from the valuation allowance release related to the gains on the ASB investment and research and development tax credit claims recognized; partially offset by the substantially higher pretax income related to the remeasurement of the wildfire tort-related settlement liability to present value (net of accretion) and investment in ASB to fair market value, net of the impairment of Pacific Current assets. The lower effective tax rate for the third quarter of 2026, compared to the same period in 2025, was primarily due to discrete tax benefits recognized in third quarter of 2026 from the valuation allowance release related to the gains on the ASB investment, impairment of Pacific Current assets, accretion of the wildfire tort-related settlement liability, and research and development tax credit claims recognized.
Maui windstorm and wildfires related items, net. For the three and nine months ended September 30, 2026 and 2025, the Company’s incremental items related to the Maui windstorm and wildfires as discussed in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
(in thousands)	Electric utility	All other	HEI consolidated	Electric utility	All other	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$1,028	$(26)	$1,002	$3,592	$2,642	$6,234
Other expense	—	31	31	1,116	293	1,409
Total Maui windstorm and wildfires related expenses	1,028	5	1,033	4,708	2,935	7,643
Insurance recoveries[1]	(35)	(172)	(207)	(8,866)	(515)	(9,381)
Settlement remeasurement[2]	—	—	—	(153,870)	—	(153,870)
Accretion expense[3]	18,010	—	18,010	35,724	—	35,724
Total Maui windstorm and wildfires related items, net	$19,003	$(167)	$18,836	$(122,304)	$2,420	$(119,884)

	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in thousands)	Electric utility	All other	HEI consolidated	Electric utility	All other	HEI consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$4,316	$1,478	$5,794	$12,469	$8,063	$20,532
Outside services expense	—	—	—	—	135	135
Wildfire securities-related claims	—	47,750	47,750	—	47,750	47,750
Other expense	5,791	101	5,892	17,278	401	17,679
Interest expense	131	267	398	2,543	756	3,299
Total Maui windstorm and wildfires related expenses	10,238	49,596	59,834	32,290	57,105	89,395
Insurance recoveries[4]	(430)	(48,640)	(49,070)	126	(53,500)	(53,374)
Deferral treatment approved by the PUC[5]	(6,237)	—	(6,237)	(21,809)	—	(21,809)
Total Maui windstorm and wildfires related expenses, net of insurance recoveries and approved deferral treatment	$3,571	$956	$4,527	$10,607	$3,605	$14,212
1 Includes $8.5 million recognized as an adjustment to the Wildfire tort-related claims for the nine months ended September 30, 2026.
2 Represents an adjustment related to remeasuring the remaining settlement liability at present value in accordance with Accounting Standards Codification Topic 835-30 Imputation of Interest.
3 Represents accretion expense related to remeasuring the remaining settlement liability, which is included in “Interest expense, net” and “Interest expense and other charges, net” in HEI’s and the Utilities’ Condensed Consolidated Statements of Income, respectively.
4    HEI consolidated includes insurance recovery related to the settlement of the securities class action of $47.8 million for the three and nine months ended September 30, 2025. Also includes adjustments related to costs that are no longer probable of recovery under the insurance policies. For the three and nine months ended September 30, 2025, HEI consolidated and Electric utility adjustments amount to $1.0 million and $7.6 million, respectively, of which, $0.5 million and $4.5 million were deferred to a regulatory asset, respectively, and are reported on line “Deferral treatment approved by the PUC.”
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
From August 8, 2023 through September 30, 2026, HEI and its subsidiaries have incurred approximately $2.28 billion of Maui windstorm and wildfires related expenses, including the Utilities’ estimate of the losses related to a settlement of all wildfire tort-related legal claims and cross claims, the One ‘Ohana Initiative contribution and $47.8 million related to the securities class action settlement. Certain of these costs are reimbursable under excess liability insurance, professional liability insurance and directors and officers liability insurance policies. As of September 30, 2026, HEI and its subsidiaries have recovered the remaining unpaid insurance claim proceeds owed under its excess liability and professional liability insurance policies, and approximately $71 million of insurance coverage is remaining under the directors and officers liability policy, after deducting applicable retention amounts and amounts expected to be recovered for incurred costs such as the securities class action settlement that is recognized as a receivable as of the quarter end.
On April 10, 2026, the last condition to the finalization of the tort settlement agreements and first installment payment was satisfied when the last insurer agreed to a stipulation withdrawing with prejudice the appeal of the December 30, 2025 summary judgment entered in favor of HEI, Hawaiian Electric and other defendants. As a result, the Company paid the first of its four equal annual $479 million installments pursuant to the settlement agreements. In addition, on September 16, 2026, HEI made a partial prepayment of $40 million towards the second annual installment due in April 2027. On October 28, 2026, HEI made another partial prepayment of $40 million towards the second installment amount due in April 2027.
Economic conditions.
Note: The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Board of Governors of the Federal Reserve System, Department of Business, Economic Development and Tourism, University of Hawaii Economic Research Organization (UHERO), U.S. Bureau of Labor Statistics, and U.S. Energy Information Administration).
In the third quarter of 2026, the average daily passenger count was 1.6% lower than the comparable period in the prior year. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international traveler counts, including those from Japan, remaining at lower levels. In the third quarter, domestic passenger counts were 2.3% above 2019 levels, while international passenger counts (excluding Japan) remained 34.8% below 2019 levels. Due to the weak yen, Japanese visitors are 41.9% below 2019 levels.
Hawaii’s preliminary seasonally adjusted unemployment rate in September 2026 was 2.8%, which was an increase from the September 2025 rate of 2.1%. The national unemployment rate in September 2026 was 4.2%, slightly lower than the September 2025 rate of 4.4%. According to a recent forecast by UHERO, issued on September 25, 2026, jobs in the State will decrease by 0.2% in 2026.
Hawaii’s petroleum product prices are correlated to the crude oil price in international markets. The price of crude oil has increased 39.7% over the same quarter in the prior year.
At its September 16, 2026 meeting, the Federal Open Market Committee (FOMC) decided to raise the federal funds rate target range to 3.75% to 4.00%. The FOMC noted that while inflation remains elevated, domestic spending, productivity growth and capital investment are strong.
UHERO forecasts full year 2026 real GDP to increase 0.6%, real personal income to increase 1.1%, total visitor arrivals to decrease 0.7%, and an unemployment rate of 2.5% for the State. According to UHERO, Hawaii’s economy has slowed due to the war-driven oil prices and an active storm season. Gradual relief is expected as energy prices ease and storm recovery proceeds.
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

	Three months ended September 30
(in thousands)	2026	2025	Change	Primary reason(s)
Revenues	$1,606	$3,182	$(1,576)	Lower revenues primarily due to lower sales at Pacific Current subsidiaries.
Operating loss	(6,956)	(10,747)	3,791	Lower operating loss primarily due to the transfer of the majority of corporate general and administrative costs to the Utilities as part of the June 2026 integration to combine the companies.
Net income (loss)	21,962	(6,241)	28,203	Change in net income (loss) related to gain on sale of investment and net unrealized gain on investment measured at fair value and lower interest expense due to lower average debt balances, partly offset by higher impairment losses on assets formerly classified as held for sale and lower interest income due to the first installment payment of the tort-related settlement in April 2026. Also see effective tax rate explanations above.

	Nine months ended September 30
(in thousands)	2026	2025	Change	Primary reason(s)
Revenues	$6,852	$12,796	$(5,944)	Lower revenues primarily due to lower sales at Pacific Current[1] subsidiaries.
Operating loss	(30,462)	(35,061)	4,599	Lower operating loss primarily due to lower Pacific Current losses and the transfer of the majority of corporate general and administrative costs to the Utilities as part of the June 2026 integration to combine the companies, partly offset by higher corporate consulting expense.
Net income (loss)	2,411	(40,451)	42,862	Change in net income (loss) related to gain on sale of investment and net unrealized gain on investment measured at fair value and lower interest expense due to lower average debt balances, partly offset by higher impairment losses on assets formerly classified as held for sale and lower interest income due to the first installment payment of the tort-related settlement in April 2026. Also see effective tax rate explanations above.
1     As a subsidiary of Hamakua Holdings, Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) up until the close of its sale on March 10, 2025, are eliminated in consolidation.
The all other business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and the results of HEI’s subsidiaries, GLST1 (up until its termination on June 3, 2026), ASB Hawaii and Pacific Current. Significant investments of Pacific Current made through its subsidiaries include: Pacific Current’s indirect subsidiary up until the close of its sale on March 10, 2025, Hamakua Energy, which owned a 60-MW combined cycle power plant on Hawaii Island that provides electricity to Hawaii Electric Light; Pacific Current’s solar project subsidiaries up until the close of the Solar Asset Disposition effective August 1, 2025, including Mauo, which owned solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Alenuihaha Developments, LLC, which owned a collection of renewable energy assets on Oahu and Kauai, and Ka‘ie‘ie Waho which owned a 6-MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative; Pacific Current’s subsidiary, Mahipapa, which owns a 7.5-MW nameplate biomass facility on Kauai; as well as eliminations of intercompany transactions.
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
As part of HEI’s comprehensive review of strategic options for certain assets of Pacific Current, in March 2025, Pacific Current closed on the sale of Hamakua Holdings, a then wholly owned subsidiary of Pacific Current and parent company of Hamakua Energy, to an unaffiliated third party. In addition, in August 2025, Pacific Current, through an indirect subsidiary, sold all of its membership interests in Mauo, Alenuihaha Developments, LLC, Kaʻieʻie Waho and Upena, LLC. On November 3, 2026, Mahipapa filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court for the District of Hawaii. See Note 3 of the Condensed Consolidated Financial Statements for more information.

FINANCIAL CONDITION
Liquidity and capital resources.  See “Credit and Capital Market Risk” in Item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2025 Form 10-K and in Item 1A. Risk Factors below.
HEI’s and the Utilities’ future results of operations are subject to significant risks and uncertainties. Factors that could cause actual results to differ materially from expectations include, but are not limited to, access to lower-cost sources of capital, the ability to attract and retain key personnel, and pending or threatened litigation, including the wildfire-related litigation described above.
The Company remains focused on maintaining a strong and financially healthy enterprise and has taken additional measures to strengthen its financial position while continuing to provide reliable service to customers and support its long-term commitments to Hawaii and its communities. In September 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated credit agreement with a syndicate of eight financial institutions, increasing each of their committed capacities to $300 million (see Note 5 of the Condensed Consolidated Financial Statements). As of September 30, 2026, neither HEI nor Hawaiian Electric had any borrowings outstanding under its revolving credit facility or any commercial paper outstanding.
In addition, in May 2024, Hawaiian Electric entered into an asset-based credit facility that allows borrowings of up to $250 million (see Note 5 of the Condensed Consolidated Financial Statements), and in September 2024, HEI registered with the SEC an at-the-market offering program under which HEI may offer and sell, from time to time at its sole discretion, its common stock, without par value, having an aggregate offering price of up to $250 million. To date, Hawaiian Electric has not drawn on its asset-based credit facility and HEI has not sold any common stock under its at-the-market offering program. Other proactive measures included suspending HEI’s quarterly common stock dividend after payment of the second quarter dividend in September 2023, repaying outstanding revolving credit facility borrowings and reducing or eliminating discretionary costs.
As of September 30, 2026, HEI consolidated had $2.3 billion of long-term debt and Hawaiian Electric had accrued estimated wildfire liabilities, at present value, of approximately $1.3 billion (pre-tax), related to the settlement of the Maui windstorm and wildfire tort-related legal claims (see Note 2 of the Condensed Consolidated Financial Statements). On April 10, 2026, HEI and Hawaiian Electric paid the first $479 million of four equal annual installments of the wildfire settlement liability using proceeds from HEI’s sale of 62.2 million shares of common stock in September 2024. In addition, on September 16, 2026, HEI made a partial prepayment of $40 million towards the second annual installment due in April 2027. As of September 30, 2026, Hawaiian Electric classified $376 million of the settlement as a current liability and $903 million as a noncurrent liability on HEI’s and the Utilities’ Condensed Consolidated Balance Sheets. On October 28, 2026, HEI made another partial prepayment of $40 million towards the second installment amount due in April 2027.
The following table provides the components of available liquidity as of September 30, 2026. See “Liquidity and capital resources” in Hawaiian Electric’s MD&A below for components of its available liquidity under existing credit facilities as of September 30, 2026.

	As of September 30, 2026
(in millions)	Capacity	Outstanding	Undrawn
Electric utility
Total credit, excluding standing commitment letter with HEI[1]	$550	$—	$550
Total available credit - Electric utility			$550
All other
Unsecured revolving line of credit	$300	$—	$300
At-the-market program	250	—	250
Total available credit and other liquidity - All other	$550	$—	$550
Consolidated cash and cash equivalents			224
Total available liquidity			$1,324
1     Pursuant to an HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy, Hawaiian Electric may borrow up to $75 million under its standing commitment letter. Hawaiian Electric currently has no borrowings under this commitment. See Note 5 of the Condensed Consolidated Financial Statements for a description of the HEI and Hawaiian Electric Intercompany Borrowing and Investment Policy.
Management believes the Company’s $224 million of cash and cash equivalents as of September 30, 2026, together with the available capacity under Hawaiian Electric’s ABL Facility, HEI’s and Hawaiian Electric’s syndicated credit facilities and

HEI’s registered at-the-market offering program, provides sufficient liquidity to meet the Company’s financial obligations and sustain operations in the short term. If additional short-term liquidity is needed, Hawaiian Electric may reduce the pace of capital spending related to non-essential projects, manage O&M expenses, seek additional borrowings, and/or explore asset sales.
The Company expects long-term liquidity will continue to be impacted by the remaining wildfire settlement payments; the Company’s below investment grade credit ratings, which may limit the Company from readily accessing low-cost unsecured, short-term borrowings and other sources of debt and equity financing on favorable terms; and higher working capital requirements resulting from inflation and elevated fuel prices. The Company is currently working with its financial advisors on a financing plan to raise the additional capital necessary to fund the remaining settlement payments for the wildfire tort claims. While management believes the Company will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. If unsuccessful, the Company may pursue other strategic alternatives. See further discussion in “Risk Factors” in Item 1A.
Credit ratings. On April 21, 2026 and July 22, 2026, Moody’s and S&P, respectively, upgraded HEI’s credit ratings. On August 11, 2026, S&P withdrew HEI’s short-term and commercial paper ratings at the Company’s request due to lack of access to the commercial paper market. As of October 30, 2026, the Fitch, Moody’s, and S&P ratings of HEI were as follows:

	Fitch		Moody’s		S&P
	From[1]	To	From[1]	To	From[1]	To
Long-term issuer default, long-term and issuer credit, respectively	B+	B+	Ba3	Ba2	B+	BB-
Short-term issuer default, commercial paper and commercial paper, respectively	B	B	NP	NP	B	WR
Outlook	Positive	Positive	Positive	Stable	Watch Positive	Stable
1     As of December 31, 2025. In March 2026, S&P revised HEI’s outlook to “Positive” from “CreditWatch Positive” and affirmed the “B+” issuer credit rating.
NP - Not Prime.
WR - Withdrawn rating.
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

HEI consolidated material cash requirements. Material cash requirements of HEI consolidated include: payments related to settlement of tort-related legal claims and cross claims; Utility-related capital expenditures (including capital expenditures related to wildfires and wildfire mitigations), labor and benefits costs, O&M expenses, fuel and purchase power costs, and debt and interest payments; HEI-related debt and interest payments; and HEI equity contributions to support Mahipapa, Pacific Current’s subsidiary.
The consolidated capital structure of HEI was as follows:

(dollars in millions)	September 30, 2026		December 31, 2025
Long-term debt, net, including current portion of long-term debt, net	$2,313	56%	$2,410	60%
Common stock equity	1,802	44	1,606	40
	$4,115	100%	$4,016	100%
HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of September 30, 2026.
See Note 5 of the Condensed Consolidated Financial Statements for a brief description of the Company’s loans.
There were no new issuances of common stock through the DRIP or the HEIRSP for the nine months ended September 30, 2026 and 2025.
For the first nine months of 2026, net cash used in operating activities of HEI consolidated was $231 million, which included the first installment of the settlement payment. Net cash used in investing activities for the same period was $363 million, primarily due to capital expenditures. Net cash used in financing activities for the same period was $162 million, primarily due to repayment of long-term debt.

Dividends.  The payout ratios for the first nine months of 2026 and full year 2025 were nil. Each quarter, the HEI Board of Directors evaluates whether to declare a dividend and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, liquidity, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives. In August 2023, in consideration of the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter 2023 dividend, and has not declared a cash dividend since that time. This action was intended to allow the Company to provide additional liquidity and allocate resources to reducing wildfire risk and rebuilding and restoring power and help ensure a strong future for the Utilities. In May 2025, after a temporary suspension of Hawaiian Electric’s quarterly cash dividend to HEI that began with the second quarter 2024 dividend, the Hawaiian Electric Board of Directors approved a $10 million dividend for each quarter of 2025 and an $11 million dividend for each of the first, second and third quarters of 2026. This decision was made after considering several factors, including the continued progress of the Maui windstorm and wildfire settlement, the Utilities’ results of operations and the Utilities’ liquidity position.
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
For the third quarter of 2026, the Utilities generated net income of approximately $13.5 million compared to $37.0 million for the same quarter of 2025. See “Results of operations” below for variance explanations.
In the third quarter of 2026, kWh sales volume increased 1.0% compared to the same period in 2025. The increase was primarily attributable to less sunny weather, which reduced production from rooftop solar and solar water heaters.
The price of crude oil has increased 39.7% over the same quarter in the prior year. The Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel cost-risk sharing mechanism (approximately $3.7 million maximum penalty/reward exposure annually). However, the Utilities expect cash flow impacts from the timing of the disbursements for fuel inventories and subsequent collection of accounts receivable, resulting in higher working capital requirements.
In September 2026, the Consumer Price Index (CPI) increased 3.7% over the last 12 months. In Hawaii, the September 2026 Urban Hawaii (Honolulu) CPI increased 5.2% over the last 12 months. Under the PBR Framework, inflation risk for the Utilities is partially mitigated by an Annual Revenue Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA includes an adjustment for the annual change in inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the Rate Adjustment Mechanism revenue in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA. The inflation factor percentage is the consensus projection of annual percentage change in GDPPI for the following calendar year published by Blue Chip Economic Indicators each October. For the 2026 calendar year, the forecasted 2026 GDPPI was 2.58% (net of the 0.22% customer dividend), measured in October 2025, and became effective in rates on January 1, 2026. For the 2027 calendar year, the forecasted 2027 GDPPI was 2.58% (net of the 0.22% customer dividend), measured in October 2026, and is scheduled to become effective in rates on January 1, 2027, subject to the approval by the Public Utilities Commission of the State of Hawaii (PUC).

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
Storm response and restoration costs. Beginning in the first quarter of 2026, the Utilities’ service territories experienced several severe weather events, including two Kona Low storms and an extraordinary period of tropical cyclone activity in the fall of 2026 involving Hurricanes Lala, Lowell and Nolo, that caused significant damage to the Utilities’ electric infrastructure, widespread electric service interruptions and ongoing emergency response and restoration activities. These events resulted in state emergency declarations. On October 21, 2026, the Utilities filed an application with the PUC requesting approval to defer qualifying incremental O&M costs incurred in connection with response and restoration efforts related to the Kona Low storms and the 2026 hurricane season, including related incident-management and general support costs. The requested deferral periods extend from March 13 through December 31, 2026 for the Kona Low storms and from August 14 through December 31, 2026 for the 2026 hurricane season. The application does not request approval to recover the costs, but is intended to preserve the Utilities’ ability to seek recovery through a separate application through the Z-factor mechanism. For the nine months ended September 30, 2026, the Utilities incurred $23 million of O&M costs related to these severe weather events. The Utilities are finalizing their assessment of the incremental portion of these costs and preliminarily estimate that approximately 75% to 85% of the total costs are incremental. The amount ultimately requested in the Utilities’ deferral application may differ from this preliminary estimate and will be subject to PUC approval.
Act 191 (2025). Act 191 allows the State to “step-in” for the Utilities in the case of utility financial distress, providing payment assurance to project owners and addressing concerns regarding some independent power producers’ ability to procure low-cost financing for new renewable energy and storage projects due to the Utilities’ credit ratings. The Utilities entered into a Master Agency Agreement with the State and Step-In Agreements for certain power purchase agreements, effective on September 1, 2026. Act 191 supports the Utilities’ ability to procure energy and gives IPP’s assurance to bid on projects in order to provide customers and communities with safe, reliable and affordable clean energy.
Act 258 (2025). Act 258 directs the PUC to evaluate the viability of a wildfire recovery fund, establish an aggregate liability cap on economic damages from future wildfires and authorizes securitization to finance wildfire safety and resilience infrastructure improvements. Act 258 is intended to support the Utilities’ financial stability and facilitate investment in wildfire mitigation and infrastructure resilience. On October 9, 2026, the Utilities filed an application with the PUC, requesting a financing order authorizing the issuance of approximately $531 million aggregate principal amount of infrastructure resilience bonds, reflecting up to approximately $500 million of infrastructure resilience costs, including carrying costs, and approximately $31 million of estimated upfront financing costs. The proposed costs include wildfire mitigation, grid modernization and related eligible operation and maintenance costs, certain of which remain subject to approval in separate PUC proceedings. The application proposes that the bonds would be issued by a bankruptcy-remote special-purpose entity and repaid through an irrevocable, nonbypassable Infrastructure Resilience Charge collected from customers over a period of up to 30 years. The proposed financing is subject to PUC approval, and the amount, timing, interest rates, customer charges, tax treatment, and other terms may differ from the amounts and assumptions included in the application.
Alternative re-basing. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements.
Affiliate transactions. In June 2025, the Utilities submitted a request with the PUC to terminate or indefinitely suspend all or specific provisions of the Affiliate Transaction Requirements (ATRs). On October 31, 2025, following a September 2025 PUC order providing guidance on topics to be addressed in such a request, HEI and Hawaiian Electric filed a revised request. Beginning in 2024 and continuing into 2026, HEI has embarked on a strategy to divest all of its affiliated companies other than the Utilities, with the intent for the Utilities to be HEI’s sole operating companies. In their filing, HEI and Hawaiian Electric described how termination or suspension of the ATRs would allow implementation of a corporate integration, under which all HEI employees would move to Hawaiian Electric, a few officer positions would manage and operate both HEI and Hawaiian Electric (dual-hatted executives), and the HEI and Hawaiian Electric boards of directors would be composed of a single set of individuals. On March 23, 2026, the PUC issued an order approving the indefinite suspension of the ATR provisions requested by HEI and Hawaiian Electric. The PUC’s approval is subject to specified commitments, including HEI’s divestment of all remaining Pacific Current and affiliated assets, a prohibition on pursuing new diversification activities, continued compliance with Hawaii Revised Statutes Section 269-19.5 governing affiliated interests, and ongoing cooperation with the PUC, including reporting obligations. Pursuant to those reporting requirements, HEI filed a report establishing a divestment timeline for remaining affiliate assets and is providing monthly progress reports to the PUC. The order also requires advance notice to the PUC and the Consumer Advocate prior to seeking any change in recovery of HEI-related expenses in future re-basing or rate proceedings. The PUC subsequently issued an order confirming that all ATR compliance filings and reporting are likewise suspended and closed the docket. HEI and Hawaiian Electric implemented the integration in June 2026. For the three months ended September 30, 2026, HEI’s integration costs incremental to Hawaiian Electric amounted to approximately $5.6 million (pretax).
System reliability. Since the August 2023 Maui windstorm and wildfires, the Utilities have implemented wildfire safety measures in areas identified as having higher wildfire risk across their service territories (Oahu, Maui County, and Hawaii Island). These measures include more sensitive protective settings that can interrupt service more quickly when potential faults are detected, blocking automatic reclosing in certain circumstances, and conducting visual patrols before restoring service. While these measures are intended to reduce wildfire ignition risk, they have increased, and may continue to increase, the frequency and duration of certain transmission and distribution outages and adversely affect Transmission and Distribution (T&D) System Average Interruption Duration Index (SAIDI) and System Average Interruption Frequency Index (SAIFI).
On January 10, 2025, the Utilities filed their 2025-2027 Wildfire Mitigation Plan (WMP), formerly referred to as the Wildfire Safety Strategy) with the PUC. The PUC approved the WMP on December 31, 2025 and directed the Utilities to submit a 2026-2027 WMP Update, which the Utilities filed on April 13, 2026. The WMP Update primarily reflects 1) maturation of the wildfire mitigation framework following the 2025-2027 WMP, 2) direct responses to the PUC’s areas of continuous improvement identified in a decision and order, and 3) other non-substantive revisions for clarity. The Utilities continue to refine these measures and deploy reliability mitigations while prioritizing the safety of customers and communities during elevated wildfire conditions. Public Safety Power Shutoff events, if initiated, could also result in extended service interruptions. For additional information regarding the Public Safety Power Shutoff program, see “Wildfire safety measures” below.
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

RESULTS OF OPERATIONS

Three months ended September 30		Increase
2026	2025	(decrease)		(dollars in millions, except per barrel amounts)
$1,007	$787	$220		Revenues. Net increase largely due to:
			$173	higher fuel oil prices and higher kWh generated[1]
			38	higher purchased power energy cost and higher PPAC revenues, partially offset by lower kWh purchased[1,2]
			8	higher revenue from ARA
			2	higher Performance Incentive Mechanisms revenue
			1	higher MPIR/EPRM revenue
			(2)	lower fuel cost risk-sharing adjustment
399	241	158		Fuel oil expense[1]. Net increase largely due to higher fuel oil prices, higher kWh generated, and worse fuel efficiency
218	184	34		Purchased power expense[1,2]. Net increase largely due to higher purchased power energy cost, and the settlement of liquidated damages with IPPs in 2025, offset in part by lower kWh purchased
182	162	20		Operation and maintenance expenses. Net increase largely due to:
			16	storm restoration and repairs and response cost
			6	HEI integration costs
			5	higher property and general liability insurance costs
			4	higher employee benefits and incentive program costs
			2	higher general claims
			(2)	lower IT system maintenance costs
			(3)	lower wildfire mitigation program costs expensed[3]
			(3)	fewer generating facility overhauls performed
			(4)	write-off of preliminary engineering costs in 2025
160	138	22
Other expenses. Increase due to higher revenue taxes and higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

48	63	(15)		Operating income. Decrease largely due to higher operation and maintenance expenses, lower fuel cost risk-sharing adjustment, and higher depreciation, offset in part by higher revenue from ARA
14	48	(34)
Income before income taxes. Decrease largely due to lower operating income and higher interest expense, primarily due to the accretion related to the remaining wildfire tort-related settlement liability (see Note 2 of the Condensed Consolidated Financial Statements) and interest on the 2025 Notes started in September 2025, offset in part by higher AFUDC related to increased capital expenditures

13	37	(24)		Net income for common stock. Decrease due to lower income before income taxes. See below for effective tax rate explanation
2,257	2,234	23		Kilowatthour sales (millions)[4]
$154.87	$98.20	$56.67		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2026	2025	(decrease)		(dollars in millions, except per barrel amounts)
$2,688	$2,268	$420		Revenues. Net increase largely due to:
			$306	higher fuel oil prices and higher kWh generated[1]
			89	higher purchased power energy cost and higher PPAC revenues, partially offset by lower kWh purchased[1,2]
			23	higher revenue from ARA
			3	higher Performance Incentive Mechanisms revenue
			3	higher MPIR/EPRM revenue
			(4)	lower fuel cost risk-sharing adjustment
972	690	282		Fuel oil expense[1]. Net increase due to higher fuel oil prices, higher kWh generated, and worse fuel efficiency
587	505	82
Purchased power expense[1,2]. Net increase largely due to higher purchased power energy cost, the addition of Stage 1 renewable projects, and the settlement of liquidated damages with IPPs in 2025, offset in part by lower kWh purchased

511	463	48		Operation and maintenance expenses. Net increase largely due to:
			23	storm restoration and repairs and response cost
			19	higher generation and transmission and distribution operation and maintenance
			12	higher property and general liability insurance costs
			8	higher employee benefits and incentive program costs
			6	HEI integration costs
			3	higher general claims
			(4)	write-off of preliminary engineering costs in 2025
			(19)	lower wildfire mitigation program costs expensed[3]
(162)	—	(162)
Wildfire tort-related claims. Decrease due to the remeasurement of the remaining wildfire tort-related settlement liability at present value and insurance recoveries (see Note 2 of the Condensed Consolidated Financial Statements)

451	407	44
Other expenses. Increase due to higher revenue taxes and higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

329	203	126
Operating income. Increase largely due to the remeasurement of the wildfire tort-related claims, higher revenues from ARA, performance incentive mechanisms, and MPIR/EPRM, offset in part by higher operation and maintenance expenses, higher depreciation, and lower fuel cost risk-sharing adjustment

242	160	82
Income before income taxes. Increase largely due to higher operating income, higher AFUDC related to increased capital expenditures, and higher interest income earned, partially offset by higher interest expense, primarily due to the accretion related to the remeasurement of the remaining wildfire tort-related settlement liability at present value (see Note 2 of the Condensed Consolidated Financial Statements) and interest on the 2025 Notes started in September 2025

187	124	63		Net income for common stock. Increase due to higher income before income taxes. See below for effective tax rate explanation
6,244	6,231	13		Kilowatt-hour sales (millions)[4]
$132.00	$101.00	$31.00		Average fuel oil cost per barrel
476,286	474,038	2,248		Customer accounts (end of period)
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

4 kWh sales were higher compared to the same quarter in prior year. The increase was primarily attributable to less sunny weather, which reduced production from rooftop solar and solar water heaters.
The Utilities’ effective tax rates for the first nine months of 2026 and 2025 were 23% and 22%, respectively. For the third quarters of 2026 and 2025, the Utilities’ effective tax rates were 3% and 23%, respectively. The higher effective tax rate for the first nine months of 2026, compared to the same period in 2025, was primarily due to discrete tax expense from higher pretax income related to the remeasurement of the wildfire tort-related settlement liability to present value (net of accretion); partially offset by the research and development tax credit claims recognized. The lower effective tax rate for the third quarter of 2026, compared to the same period in 2025, was primarily due to discrete tax benefits recognized in the third quarter of 2026 from the lower pretax income related to the accretion of wildfire tort-related settlement liability, and the research and development tax credit claims recognized.
Hawaiian Electric’s consolidated return on average common equity (ROACE) was 13.4% and 12.8% for the twelve months ended September 30, 2026 and 2025, respectively.
For more information of the Utilities’ incremental items related to the Maui windstorm and wildfires for the three and nine months ended September 30, 2026 and 2025, see “Results of operations—Maui windstorm and wildfires related items, net” in HEI’s MD&A.
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
Wildfire safety measures. In January 2025, the Utilities developed and filed with the PUC their 2025-2027 WMP, which identifies risk mitigation strategies to perform over the next three years across their service territories. The measures, including wildfire risk analysis, implementation of the Public Safety Power Shutoff (PSPS) program, grid design changes, and system hardening, have been integrated into the 2025-2027 WMP. The strategies and actions include additional operational changes, grid hardening work, enhanced inspections and vegetation management, and risk modeling to inform and prioritize hardening work and operational actions. On December 31, 2025, the PUC approved the Utilities’ 2025-2027 WMP and directed the Utilities to submit a WMP Update bi-annually. On April 13, 2026, the Utilities submitted their 2026-2027 WMP Update to the PUC. On June 25, 2026, the PUC approved the Utilities’ request for Exceptional Project Recovery Mechanism (EPRM) cost recovery estimated at $350 million. See also “Utility projects” in Note 4 of the Condensed Consolidated Financial Statements.
The PSPS program calls for the Utilities to preventatively de-energize circuits in areas identified as high fire risk during certain weather conditions. The PSPS program launched on July 1, 2024 has been used when it is needed, to protect customers, communities and employees. Since the July 2024 implementation, the Utilities have continued to mature the PSPS program as it has gained experience executing the program along with public safety partners, communities, and residents. For example, the Utilities now have an in-house meteorologist and a 24/7 watch office that monitor hazardous conditions through additional strategically placed weather stations to enhance their forecasting capability and an artificial intelligence wildfire detection camera for situational awareness of localized hazardous conditions. The PSPS protocols will evolve over time as more analytical, forecast, and situational awareness capabilities and wildfire mitigations are deployed. De-energizing circuits in high wildfire risk areas will lead to extended interruptions for many customers, even if not in a high wildfire risk area. The Utilities will continue to work with key stakeholders in balancing the risk of utility-related wildfires with the risk to the public arising from not having electricity.
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
Climate action plan. In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and independent power producers (IPPs) who sell electricity to the Utilities. Since that time, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies have slowed the pace of progress toward reducing greenhouse gas emissions. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below. The One Big Beautiful Act signed into law on July 4, 2025 may impact the ability of recently selected and new wind and solar projects to qualify for federal tax credits. Any loss in renewable energy tax credits could lead to project risk for new wind and solar projects in development and will likely result in higher prices for new renewable projects, which rely on such incentives to provide clean, affordable energy. Further, new tariffs imposed on equipment and materials used in the construction of renewable facilities will have an impact on pricing of new renewable projects. As a result of these challenges and the downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 RPS goals and expect to meet or exceed the State of Hawaii’s 2030 RPS goals. The Utilities estimate that 2025 carbon emissions were approximately 25% below the 2005 baseline, compared with approximately 27% below the baseline in 2024, reflecting an increase in emissions year over year due to higher customer electricity usage. This represented an increase in emissions compared to the 27% reduction in 2024 due to higher customer electric usage. As renewable energy replaces fossil fuel generation, carbon emissions are expected to continue to decline over time.
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
The Hawaii State Energy Office’s Alternative Fuel, Repowering and Energy Transition Study (Alternative Fuel Study) expresses concern about the speed of the transition to renewable energy and cites the continued reliance on imported oil as a driver of high bills and intense carbon emissions. The report makes a case for the use of liquefied natural gas on Oahu to replace low sulfur fuel oil during the transition to 100% renewable energy, and names several entities as potential investors that could help speed the transition. On October 6, 2025, the Office of the Governor of the State of Hawaii, JERA Co., Inc. (JERA Co.), Japan’s largest power producer, and its U.S. subsidiary, JERA Americas Inc. (JERA Americas), signed a non-binding Strategic Partnering Agreement that establishes a framework for long-term collaboration to support Hawaii’s decarbonization goals and energy transition. The Strategic Partnering Agreement supports the implementation of the Hawaii State Energy Office’s Alternative Fuel Study to pursue fuel diversification, including liquified natural gas, to reduce near-term reliance on oil. On March 17, 2026, JERA Co. provided a proposal to the State of Hawaii to modernize Oahu’s energy system to accelerate the replacement of oil-fired generation with new energy assets, including an approximately 500-MW hybrid combined-cycle and simple-cycle power facility supported by offshore liquefied natural gas import infrastructure. On July 17, 2026, JERA Americas filed a notice of intent with the PUC to file a Certificate of Public Convenience and Necessity (CPCN) for the development, ownership, and operation of a new, proposed regulated power generation company (GenCo) and associated utility-scale generation facilities on Oahu totaling 500 MW. In the notice, JERA Americas stated that it intends to file the CPCN application in the first quarter of 2027. JERA Americas’ notice indicated that its proposal is not intended to replace Hawaiian Electric’s role as the retail utility or system operator, or to displace Hawaiian Electric’s continued ownership and operation of existing generation resources, but is intended to provide regulated wholesale generation service within the existing integrated electric system. Hawaiian Electric believes that any significant new generation resource serving Oahu customers should be evaluated through a transparent, competitive procurement process designed to ensure that customers receive the best overall value and that all qualified market participants have an opportunity to compete. Hawaiian Electric believes that competition, together with oversight by the PUC and input from all stakeholders pursuant to the State’s competitive bidding framework, provides an effective mechanism to evaluate project costs, reliability benefits, operational characteristics, commercial viability, and customer impacts. Accordingly, on July 17, 2026, Hawaiian Electric filed a request with the PUC to open a new proceeding and establish an expedited process for approval of a request for proposals (RFP) for approximately 500 MW of fuel-flexible firm generation capacity on Oahu. Hawaiian Electric proposed that the RFP be administered concurrently with its Integrated Grid Planning (IGP) procurement process and that proposals received through the respective procurements be evaluated through a single integrated portfolio assessment to identify the resources that provide the greatest overall benefit to customers. On August 5, 2026 the PUC issued a letter responding to the Utilities’ July 17 request, with the PUC noting that a demonstration of need for the additional 500 MW of fuel‑flexible firm generation would be required, and without demonstrating need, it is not reasonable and in the public interest to open a docket or otherwise expedite review and approval of Hawaiian Electric’s Firm RFP request at this time. The timing, scope, and outcome of the PUC’s consideration of any future proceeding relating to JERA Americas’ proposed CPCN application, remain uncertain.
The Utilities are engaged in planning activities designed to support the State’s energy policy objectives, including the transition to a more affordable, reliable, and sustainable energy system. These planning efforts evaluate a range of resource, fuel, and technology options and are informed by state energy policy guidance and stakeholder input. Importantly, the 2024 PUC Inclinations, EO 25-01, and Alternative Fuel Study all recognize that to achieve the State’s ambitious goals is a collective effort that will require government agencies, electric utilities, and private stakeholders to work together, acknowledging that each of these groups has an important role to play. The 2024 PUC Inclinations for example state: “Energy utilities, government agencies and private stakeholders must embrace an ethos of collective responsibility to confront and effectively mitigate the vulnerabilities revealed by Lahaina’s heartbreaking tragedy, the COVID pandemic, ongoing global unrest, cybersecurity threats and the overarching climate crisis.” The PUC later states: “The Commission does not expect energy utilities to accelerate their transformation without regulatory assistance and third-party resources.” All three documents also recognize the progress made to date towards the State’s renewable energy goals. The Utilities remain committed to working with all stakeholders to support the State’s energy policy objectives and reach Hawaii’s ambitious renewable energy goals.
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
After the Utilities were unsuccessful in securing federal funding for the project under the Infrastructure Investment and Jobs Act in 2024, the Utilities filed an amended PUC application for the second phase of Grid Modernization on September 21, 2026. The amended application proposes the establishment of a Distribution Operations Platform and other project components in place of an Advanced Distribution Management System and reduces the estimated total project costs from $215.2 million to $121.6 million, subject to PUC approval.
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
On September 2, 2026, the Utilities filed their updated proposal for Track A retail wheeling. The updated proposal establishes a 10 MW retail wheeling pilot on Oahu, supported by corresponding utility-scale storage intended to maintain grid reliability and minimize impacts to non-participating customers. The Consumer Advocate and other parties to the proceeding filed statements of position on the updated proposal, and the Utilities filed their reply statement of position on October 30, 2026. The Utilities stated that the updated proposal is intended to implement Act 266 through a measured pilot designed to facilitate additional renewable energy development while addressing grid reliability and potential cost impacts to non-participating customers. The Utilities also identified minimum requirements that would apply if wheeling generators were permitted to operate prior to implementation of the utility-scale storage resource and stated that such operation could result in cost shifting and operational risks. In their reply statement of position, the Utilities continued to support approval of the proposed storage and cost recovery framework.
The PUC issued an order on September 3, 2026 proposing an updated intragovernmental shared credit program, referred to as the Public Power Program, and established a procedural schedule for Track B of the proceeding. The order directed parties to the proceeding to respond to the PUC’s proposal within 45 days. Parties filed responses on October 19, 2026. On October 22, 2026, the PUC extended the response deadline to October 26, 2026, for all parties that had not yet responded. Parties that had not yet responded to the PUC’s proposal filed their responses on October 26, 2026.
Regulatory proceedings. On December 23, 2020, the PBR D&O was issued, establishing the PBR Framework. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. On July 17, 2026, the Utilities filed their application for approval of their re-basing proposal. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements for a discussion of re-basing, PBR Framework and decoupling.
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
On August 31, 2023, the PUC issued an order temporarily suspending the Earnings Sharing Mechanism (ESM) until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review. In accordance with the order, the ESM remains suspended and there is no earnings sharing adjustment for 2026 as of September 30, 2026.
Actual and PUC-allowed returns, as of September 30, 2026, were as follows:

Ratio (%)	Rate-making Return on rate base (RORB)[1]			Book ROACE[2]			Rate-making ROACE[3]
Twelve months ended September 30, 2026	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	8.21	5.40	4.41	19.68	8.58	5.31	10.98	5.83	3.56
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	0.84	(2.12)	(3.02)	10.18	(0.92)	(4.19)	1.48	(3.67)	(5.94)
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
The gap between PUC-allowed ROACEs and the ROACEs achieved is generally due to the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), and depreciation, other O&M expense and return on rate base that are in excess of what is currently being recovered through rates (the last rate case plus authorized Rate Adjustment Mechanism revenue and ARA revenues). Maui Electric's returns are lower than authorized levels due to higher sustained maintenance and investments than what is recovered in current rates.
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
New renewable PPAs.
•Under a request for proposal process governed by the PUC and monitored by independent observers, the Utilities issued Stage 2 Renewable Request for Proposals (RFPs) for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Of the 11 PPAs filed by the Utilities, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. The Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC approved of all three amendments. To date, two Stage 2 projects have reached commercial operations. See also “Purchase commitments” in Note 4 of the Condensed Consolidated Financial Statements. Separately, the PUC approved the Utilities’ Waena Battery Energy Storage System project under Stage 2. See “Utility projects” in Note 4 of the Condensed Consolidated Financial Statements.

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

Tariffed renewable resources.
•As of September 30, 2026, there were approximately 755 MW, 162 MW, and 167 MW of installed distributed renewable solar energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus, Interim Smart Export, Smart Distributed Energy Resources — Export, Smart Distributed Energy Resources — Non-Export, and Community-Based Renewable Energy. As of September 30, 2026, an estimated 45% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 25% of the Utilities’ total customers have solar systems.
•The Utilities’ feed-in tariff program is designed to encourage the addition of more renewable energy projects in Hawaii. As of September 30, 2026, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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
•The Hawaii Island Stage 3 RFP, seeking 65 MW of renewable firm capacity and 325 gigawatt-hours (GWh) of renewable dispatchable energy annually, was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities sought 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities sought at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. As of September 30, 2026, the Utilities have 12 active Stage 3 projects, including one self-build project. The Utilities obtained PUC approval for three solar-plus BESS projects with a combined capacity of 166 MW as of September 30, 2026. Additionally, in the third quarter of 2026, the Utilities executed a renewable firm capacity contract with Kalaeloa Partners L.P. for 208 MW of capacity on Oahu, which is the largest PPA under the Stage 3 RFP. The Utilities continue to advance the remaining selected projects through negotiations and execution and the PUC approval process.

On March 28, 2025, the Utilities filed an application to the PUC for their self-build project - Waiau repower project. See “Utility projects” in Note 4 of the Condensed Consolidated Financial Statements.
A summary of the Stage 3 PPAs and self-build project is as follows:

Utilities	Number of contracts	Total renewable energy size (MW)	BESS Size (MW/MWh)	Firm Generation (MW)
PPAs
Hawaiian Electric	4	126	510	307
Hawaii Electric Light	3	86	374	60
Maui Electric	4	90	240	40
Self-build project
Hawaiian Electric	1	—	—	253
Total	12	302	1,124	660
•On August 19, 2024, the PUC opened a docket for the Utilities’ Integrated Grid Planning RFP (IGP RFP). On August 26, 2024, the Utilities filed their draft IGP RFP for Oahu and Hawaii Island. The Oahu portion of the IGP RFP seeks 750 GWh per year of energy and 350 MW of grid forming resources by November 1, 2030, and 81 MW of renewable firm capacity by December 2033. The Hawaii Island portion of the IGP RFP seeks 435 GWh per year of energy and 115 MW of grid forming resources by November 1, 2030, and 30 MW of renewable firm capacity by December 2032. On August 18, 2025, the Utilities filed a request with the PUC for approval to not offer utility-owned sites to other potential bidders. On September 9, 2025, the Consumer Advocate filed a response indicating it did not object to the Utilities’ request and a party to the docket filed a response requesting that the PUC consider the broader market impacts that limiting available sites would have on the available interconnection capacity and market competitiveness. On December 12, 2025, and on February 6, 2026, the Utilities filed their responses to additional PUC information requests. On June 17, 2026, the PUC approved the IGP RFP with minor modifications. The Utilities filed their final IGP RFP on July 17, 2026. The IGP RFP was issued in August 2026. On August 31, 2026, the Utilities held a virtual technical conference. The deadline for submitting Preliminary Interconnection Report Meeting requests was September 18, 2026.
•On July 17, 2026, the Utilities also filed a letter requesting the PUC open a new proceeding for 500 MW of fuel-flexible firm generation on Oahu with an expedited timeline that would allow for issuance of the RFP by the end of 2026. The Utilities stated that a transparent, competitive RFP process supports customer affordability considerations and could accommodate technologies that may not fit within the framework of the ongoing IGP RFP process. On August 5, 2026 the PUC issued a letter responding to the Utilities’ July 17 request, with the PUC noting that a demonstration of need for the additional 500 MW of fuel‑flexible firm generation would be required, and without demonstrating need, it is not reasonable and in the public interest to open a docket or otherwise expedite review and approval of Hawaiian Electric’s Firm RFP request at this time.
Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 4 of the Condensed Consolidated Financial Statements.
State legislation. Act 301 (2025) appropriates funds to address the State of Hawaii’s share in the settlement of claims related to the Maui wildfire and windstorm tort litigation settlement and provides a resolution to those affected by the Maui windstorm and wildfires and provides assurance for a global settlement to move forward.
Act 266 (2025), among other things, authorizes wheeling of renewable energy and requires the PUC to establish policies and procedures to implement wheeling of renewable electricity for a capacity of not more than two megawatts, as well as microgrid service tariffs, by January 1, 2027. Act 266 also requires the PUC to establish an installation goal for new customer-sited distributed energy resources and establish tariffs to achieve the installation goal and for grid service programs, microgrids, and community-based renewable energy. The Utilities are currently assessing the potential impact related to wheeling as the PUC works to establish the provisions and terms for the implementation of wheeling in compliance with Act 266. For more information on wheeling, see discussion in “Investigation on the establishment of wheeling” above.
Federal legislation. The One Big Beautiful Act signed into law on July 4, 2025 by the President may impact the ability of the Utilities’ recently selected and new wind and solar projects to qualify for federal tax credits. Federal regulations continue to be developed, so the complete scope of potential impacts remains unknown at this time. Any loss in renewable energy tax credits could lead to project risk for new wind and solar projects in development and will likely result in higher prices for such projects, developers of which rely extensively on federal tax credits to finance such projects. It is also possible that the sunsetting of these tax credits will impact the supply chain for projects throughout the U.S. as developers rush to meet the four-year safe harbor timeline.
Trade policies. U.S. trade policies continue to evolve as existing tariff programs are modified and new measures are implemented. The impact on the Utilities from trade policies imposed by the U.S. or its trading partners remains uncertain at this time. The Utilities estimated that the majority of the Utilities’ capital goods are purchased domestically at this time. However, the Utilities and their independent power producers procure capital goods that flow through global supply chains and may include raw materials, sub-components, or components sourced or assembled outside the U.S. Utility capital costs and the cost of power procured from independent power producers may increase due to new trade policies and changes in trade policy from the U.S. and its trading partners, based on the amount of foreign content of capital goods. It is also possible that trade policies could impact commodities and raw materials costs, leading to inflation of utility capital costs indirectly through the broader supply chain. Utility-scale battery projects planned by both Hawaiian Electric and independent power producers may see significant cost increases or supply chain challenges, as the majority of battery components are currently manufactured in, or have significant supply chain exposure to, the People’s Republic of China. The Utilities continue to assess the potential impact of evolving trade policies.
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
Fuel contracts. On February 1, 2022, the Utilities and PAR Hawaii entered into a fuel supply contract (Supply Agreement) commencing January 1, 2023, which was approved by the PUC on December 1, 2022. On August 14, 2024, the Utilities entered into a second amendment of the Supply Agreement, extending the term by an additional three years through January 31, 2029 and creating savings in fuel costs. The second amendment became effective on June 18, 2025, upon the issuance of the PUC’s final decision and order.
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
Fuel barge contract. On July 8, 2026, the Utilities entered into a ten-year contract with Sause Bros., Inc. for inter-island fuel transportation, which is expected to commence on April 1, 2027, pending PUC approval.
FINANCIAL CONDITION
Liquidity and capital resources. The Utilities’ future results of operations are subject to significant risks and uncertainties. Factors that could cause actual results to differ materially from expectations include, but are not limited to, access to capital, ability to attract and retain key personnel, and pending or threatened litigation, including the wildfire-related litigation described above.
Hawaiian Electric remains focused on operating a strong, financially healthy enterprise that supports a thriving future for Hawaii. While the fundamentals of their business remain strong, the Utilities have taken prudent, measured actions to strengthen their financial position while continuing to provide reliable service to their customers and reinforcing their long-term commitment to serving the community. In September 2025, HEI and Hawaiian Electric each entered into a fourth amended and restated credit agreement with a syndicate of eight financial institutions, increasing each of their committed capacities to $300 million (see Note 5 of the Condensed Consolidated Financial Statements) and in May 2024, the Utilities entered into an asset-based credit facility that allows borrowings of up to $250 million (see Note 5 of the Condensed Consolidated Financial Statements). As of September 30, 2026, there were no outstanding borrowings under the credit agreements or asset-based credit facility. Other measures include re-prioritizing capital spending and reducing certain O&M, issuing unsecured debt, and conducting asset sales, among others. In October 2026, the Utilities filed a request with the PUC for approval to issue securitized bonds to finance $500 million of wildfire mitigation and other resilience work.

The following table provides the components of Hawaiian Electric’s available liquidity under existing facilities.

	As of September 30, 2026
(in millions)	Capacity	Outstanding	Undrawn
Unsecured revolving line of credit	$300	$—	$300
ABL Facility	250	—	250
Borrowing from HEI - standing commitment letter	75	—	75
Total credit	$625	$—	$625

Cash and cash equivalents			176
Total available liquidity from cash and under existing facilities			$801
As of September 30, 2026, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric in the amount of nil and $45.5 million, respectively, and had long-term intercompany loans from Hawaiian Electric in the amount of $25 million and $90 million, respectively.
See Note 5 of the Condensed Consolidated Financial Statements for a brief description of Hawaiian Electric’s loans.
Management believes that HEI’s and the Utilities’ current cash and cash equivalents balances, as of September 30, 2026, amounting to $47.9 million and $176.0 million, respectively, the available capacity on Hawaiian Electric’s ABL Facility and revolving line of credit (see Note 5 of the Condensed Consolidated Financial Statements), and the additional liquidity from HEI’s at-the-market offering program, provide sufficient liquidity to fund operations and satisfy their other obligations for the short term.
On April 10, 2026, the final condition to payment under the Settlement Agreements was satisfied when the December 30, 2025 judgment obtained by HEI and Hawaiian Electric on the subrogation claims brought by insurers became final and unappealable. Accordingly, on April 10, 2026, HEI and Hawaiian Electric paid the first of four equal annual $479 million installments. And subsequently on September 16, 2026, HEI made a partial prepayment of $40 million towards the second annual installment due in April 2027. On October 28, 2026, HEI made another partial prepayment of $40 million towards the second installment amount due in April 2027. See Note 2 of the Condensed Consolidated Financial Statements for additional information.
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
The price of crude oil has increased 39.7% over the same quarter in the prior year, which has moderately impacted the Utilities’ liquidity. The Utilities have a fuel pass-through mechanism with limited fuel cost-risk sharing. However, the Utilities expect cash flow impacts from the timing of the disbursements for fuel inventories and subsequent collection of accounts receivable, resulting in higher working capital requirements.
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
As of September 30, 2026, the Utilities are in compliance with all applicable financial covenants and expect to continue to be in compliance with all the financial covenants in the next 12 months. The Utilities’ liquidity has improved, but continues to be impacted from the downgrades of their credit ratings, which result in higher credit spreads compared to investment grade credit spreads. However, the Utilities cannot predict the future effects on the Utilities’ ability to access additional capital or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
Credit ratings. On April 21, 2026 and July 22, 2026, Moody’s and S&P, respectively, upgraded the credit ratings of Hawaiian Electric. On August 11, 2026, S&P withdrew its ‘B’ short-term and commercial paper rating at Hawaiian Electric’s request due to the lack of access to the commercial paper market. As of October 30, 2026, the Fitch, Moody’s, and S&P ratings of Hawaiian Electric were as follows:

	Fitch		Moody’s		S&P
	From[1]	To	From[1]	To	From[1]	To
Long-term issuer default, long-term and issuer credit, respectively	BB-	BB-	Ba2	Ba1	B+	BB-
Short-term issuer default, commercial paper and commercial paper, respectively	B	B	NP	NP	B	WR3
Senior unsecured debt/special purpose revenue bonds	BB	BB	Ba2	Ba1	*	*
Cumulative preferred stock (selected series)	*	*	WR2	WR2	*	*
Outlook	Positive	Positive	Positive	Stable	Watch Positive	Stable
1     As of December 31, 2025. In March 2026, S&P revised Hawaiian Electric’s outlook to “Positive” from “CreditWatch Positive” and reaffirmed the “B+” issuer credit rating.
2    Rating withdrawn due to preferred stock redemption in the fourth quarter of 2025.
3    Rating withdrawn due to lack of access to the commercial paper market.
*    Not rated.
NP - Not Prime.
WR - Withdrawn rating.
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
On November 3, 2025, Hawaiian Electric made long-term intercompany loans to Hawaii Electric Light and Maui Electric in the amount of $25 million and $90 million, respectively. The interest rate and term of the loans are the same as Hawaiian Electric’s 2025 Notes. The long-term intercompany loans are eliminated in the total consolidated Hawaiian Electric amounts. See summary table below for remaining authorized amounts as of September 30, 2026 for each respective utility.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2025 through 2027	$900	$115	$150
Less: taxable debt executed on September 18, 2025/ long-term intercompany loans	500	25	90
Remaining authorized amounts	$400	$90	$60
As of September 30, 2026, the Utilities have $2.06 billion of long-term debt, of which nil is due or expected to be repaid within 12 months.
Equity. On October 28, 2025, the Utilities received PUC approval to issue and sell each utility’s common stock over a three-year period from January 1, 2025 through December 31, 2027 (Hawaiian Electric sale/s to HEI of up to $210 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $70 million, and Maui Electric sale/s to Hawaiian Electric of up to $145 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric. As of September 30, 2026, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $210 million, $70 million, and $79 million, respectively, of remaining common stock authorization.
Securitization. Act 258 authorizes the PUC to approve securitization financing for certain utility costs. On October 9, 2026, the Utilities filed for PUC approval to request a financing order authorizing the issuance of approximately $531 million aggregate principal amount of infrastructure resilience bonds, reflecting up to approximately $500 million of infrastructure resilience costs, including carrying costs, and approximately $31 million of estimated upfront financing costs. The proposed costs include wildfire mitigation, grid modernization and related eligible operation and maintenance costs, certain of which remain subject to approval in separate PUC proceedings. Securitization is expected to result in lower financing costs than traditional financing alternatives available to the Utilities. See “Recent regulatory and legislative developments” section above for more information.
Cash flows. The following table reflects the changes in cash flows for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

	Nine months ended September 30
(in thousands)	2026	2025	Change
Net cash provided by operating activities	$254,092	$320,003	$(65,911)
Net cash used in investing activities	(396,791)	(247,682)	(149,109)
Net cash provided by (used in) financing activities	(167,551)	247,402	(414,953)
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
Net cash provided by (used in) financing activities. The decrease in net cash provided by financing activities was largely driven by proceeds from the issuance of long-term debt in 2025, partially offset by debt repayments.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2026		December 31, 2025
Long-term debt, net, including current portion of long-term debt, net	$2,058	52%	$2,183	58%
Common stock equity	1,909	48	1,583	42
	$3,967	100%	$3,766	100%
Note: Columns may not foot due to rounding.
The Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to limit their ability to readily access low-cost sources of capital. Through the sale of common stock in September 2024, HEI raised sufficient cash to pay for the first installment of the settlement of wildfire tort claims and paid for the first installment on April 10, 2026. HEI is currently working with its financial advisors on a financing plan to raise the additional capital required to fund the remaining settlement payments for the wildfire tort claims. While management believes that HEI will be able to raise the necessary capital, there is no assurance that management’s plans will be successful. The damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ financing plan, cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in HEI’s and Hawaiian Electric’s exposure to market risk during the quarter ended September 30, 2026. For discussion of our exposure to market risk, see page 62 included in Part II. Item 7A. of HEI’s and Hawaiian Electric’s 2025 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of HEI common shares were made on the open market during the third quarter of 2026 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period[1]	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2026	15,463	$13.43	—	NA
August 1 to 31, 2026	15,857	$12.13	—	NA
September 1 to 30, 2026	29,924	$9.95	—	NA
NA - Not applicable.
1     Trades (total number of shares purchased) are reflected in the month in which the order is placed.
2    The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) and the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP and the HEIRSP. Of the “Total number of shares purchased,” 3,653 of the 15,463 shares, 5,177 of the 15,857 shares and 11,563 of the 29,924 shares were purchased for the DRIP; the remaining shares were purchased for the HEIRSP. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of HEI or Hawaiian Electric (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Election of Director
On November 5, 2026, the Company’s Board of Directors (the “Board”) elected Peter Ho as a director of the Company, effective immediately, to serve until the Company’s 2027 Annual Meeting of Shareholders. Mr. Ho was also appointed as a member of the Company’s Audit & Risk Committee.
There are no arrangements or understandings between Mr. Ho and any other person pursuant to which he was selected as a director of the Company and no transactions involving Mr. Ho that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Mr. Ho will participate in the Company’s standard non-employee director compensation program, as described in the Company’s Proxy Statement dated April 29, 2026, and will enter into substantially the same indemnity agreement that the Company entered into with each of its existing directors, the form of which is filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year 2025.
Compensatory Arrangements of Certain Officers
On November 5, 2026, upon recommendation from the Company’s Compensation and Human Capital Management Committee, the Board approved an increase to the annual base salary of the Company’s and Hawaiian Electric’s Chief Financial Officer (“CFO”), Paul K. Ito, from $517,900 to $580,000, retroactive to September 1, 2026. The increase recognizes the dual roles Mr. Ito has performed as the CFOs of both the Company and Hawaiian Electric since April of 2026.

Item 6. Exhibits

HEI Exhibit 4.1	Revised Amendment 2024-1 to the Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2025.

HEI Exhibit 4.2	Amendment 2026-1 to the Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2025.

HEI Exhibit 4.3	Ninth Amendment effective October 1, 2026 to Trust Agreement (dated as of September 4, 2012) between HEI and Fidelity Management Trust Company.

HEI Exhibit 4.4	Letter Amendment effective October 2, 2026 to Trust Agreement (dated as of September 4, 2012) between HEI and Fidelity Management Trust Company

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 10.1	Inter-Island Fuel Transportation Contract between Sause Bros., Inc. and Hawaiian Electric dated July 8, 2026 (certain confidential information has been omitted).

Hawaiian Electric Exhibit 10.2	First Amendment dated July 27, 2026 to Amended and Restated Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 29, 2021.

Hawaiian Electric Exhibit 10.3	Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated July 27, 2026.

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Scott W. H. Seu
	Scott W. H. Seu		Scott W. H. Seu
	Chief Executive Officer		Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Paul K. Ito	By	/s/ Paul K. Ito
	Paul K. Ito		Paul K. Ito
	Senior Vice President and		Senior Vice President,
	Chief Financial Officer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: November 6, 2026		Date: November 6, 2026